Form 10-Q
period 2013-05-31
Global System Designs, Inc.
filed 2013-07-19
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-187782

GLOBAL SYSTEM DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1669753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24123 Peachland Blvd., C-4, #106, Port Charlotte, FL 33954
(Address of principal executive offices)

941-613-9858
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

As of July 15, 2013 there were 4,050,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

GLOBAL SYSTEM DESIGNS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Prospectus, Form 424(B)(2), filed with the SEC on July 15, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended November 30, 2013.

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Period of November 27, 2011 (Date of Inception) to May 31, 2013:
(Unaudited)

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	May 31, 2013	November 30, 2012
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$6,498	$-
Total Current Assets	6,498	-

TOTAL ASSETS	$6,498	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued liabilities	$1,000	$-

TOTAL LIABILITIES	1,000	-

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, 15,000,000 shares authorized; par value $0.0001, none issued and outstanding	-	-
Common Stock, 100,000,000 shares authorized; par value $0.0001, 4,050,000 and 950,000 shares issued and outstanding, respectively	405	95
Additional paid-in capital	19,795	855
Accumulated deficit during development stage	(14,702)	(950)
Total Stockholders’ Equity	5,498	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,498	$-

The notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended May 31, 2013	Six Months Ended May 31, 2013	November 27, 2012 (inception) through May 31, 2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	2,564	2,624	2,624
Professional fees	7,498	11,128	12,078
Total Operating Expenses	10,062	13,752	14,702

Net loss from operations	(10,062)	(13,752)	(14,702)

Other Income and Expense	-	-	-

Income taxes	-	-	-

Net Loss	$(10,062)	$(13,752)	$(14,702)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,941,848	3,140,934

The notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated Deficit During The Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance as of November 27, 2012 (Inception)	-	$-	$-	$-	$-

Founder’s shares issued at $0.001 per share	950,000	95	855	-	950
Net loss	-	-	-	(950)	(950)

Balance, November 30, 2012	950,000	95	855	(950)	-

Founder’s shares issued at $0.002 per share	2,375,000	238	4,512	-	4,750
Common shares issued for cash at $0.02 per share	725,000	72	14,428	-	14,500
Net Loss (Unaudited)	-	-	-	(13,752)	(13,752)

Balance, May 31, 2013 (Unaudited)	4,050,000	$405	$19,795	$(14,702)	$5,498

The notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended May 31, 2013	November 27, 2012 (inception) through May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,752)	$(14,702)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets:
Accounts payable and accrued liabilities	1,000	1,000
Net cash used in operating activities	(12,752)	(13,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,250	20,200
Net cash provided by financing activities	19,250	20,200

Net decrease in cash and cash equivalents	6,498	6,498

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$6,498	$6,498

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
May 31, 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Global System Designs, Inc. (the “Company”) is a Nevada corporation incorporated on November 27, 2012.  It is based in Port Charlotte, FL, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

The Company is a development stage company that intends to operate as an educational and consulting services business focused on green home construction and renovation projects.  The Company will produce clear technically sound information products focused on: selecting building materials and products, evaluating and hiring contractors, and carrying out energy efficiency upgrades, repairs, and other construction and renovation projects.  The Company will offer consulting services in the areas of building plan evaluation, contract preparation, and research.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section ASC 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended November 30, 2012 filed in its Form S-1.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $6,498 and $0 in cash and cash equivalents as of May 31, 2013 and November 30, 2012, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three and six month periods ended May 31, 2013:

	Three Months Ended May 31, 2013	Six Months Ended May 31, 2013

Net loss	$(10,062)	$(13,752)

Weighted average common shares issued and outstanding (Basic)	3,941,848	3,140.934

Net loss per share, Basic	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended May 31, 2013.

Advertising Costs

Advertising costs of $2,350 were incurred for the period ending May 31, 2013.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2013 and November 30, 2012,.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of May 31, 2013, the Company has a net loss from operations of $13,752, an accumulated deficit of $14,702 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 15,000,000 preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of May 31, 2013 and November 30, 2012.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (November 27, 2012) to May 31, 2013, the company has issued a total of 4,050,000 common shares for $20,200 cash, as follows:

•	On November 27, 2012, the company issued to its founder 950,000 shares of common stock at $0.001 per share for $950.
•	On January 8, 2013, the company issued to its founders 2,375,000 shares of common stock at $0.002 per share for $4,750.
•	During March 2013, the Company issued to unaffiliated investors, 725,000 shares of common stock at $0.02 per share for $14,500.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2013	November 30, 2012

Income tax expense at statutory rate	$(4,675)	$(323)
Valuation allowance	4,675	323
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	May 31, 2013	November 30, 2012

NOL Carryover	$4,998	$323
Valuation allowance	(4,998)	(323)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $14,702 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2032.

NOTE 6 - RELATED PARTY TRANSACTIONS

The controlling shareholder has pledged his support to fund continuing operations during the development stage; however there is no written commitment to this effect.  The Company is dependent upon the continued support.

The officer and director of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is the sole officer and director of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of May 31, 2013.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no other events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 424(B)(2), as filed on July 15, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Global System Designs,” “we,” “us,” or “our” are to Global System Designs, Inc.

Plan of Operation

Global System Designs, Inc. was incorporated in the State of Nevada on November 27, 2012, and our fiscal year end is November 30.  The company's administrative address is, 24123 Peachland Blvd., C-4, #106, Port Charlotte, FL 33954. The telephone number is 941-613-9858.

We are a development stage company engaged in the development and marketing of educational and advisory services to help homeowners save energy, protect their indoor air quality, and avoid unnecessary impacts on the larger environment.  Global System Designs will serve homeowners’ needs by producing clear, technically sound information products focusing on selecting building materials and products, evaluating and hiring a contractor, and carrying out energy efficiency upgrades, repairs, and other construction and renovation projects. The company will offer consulting services in the areas of building plan evaluation, contract preparation, and research. Website users will be charged for downloading fact sheets, and consulting fees will be charged for building plan evaluations and other technical advice to clients.

During the first year of operations, the 12 month period from the date of this report, Global System Designs will concentrate on finding the required investment capital, apply to get its common stock quoted on an Over-the-Counter Bulletin Board, finalize development of our website, prospect for clients, and market our services.

On April 8, 2013, we filed a registration statement on form S-1 (“Registration Statement”) to register 4,000,000 shares of our common stock (the “Offering”).  The Registration Statement was declared “effective” by the Securities and Exchange Commission on July 12, 2013.  Following completion of our Offering, we will finalize construction of the website.  We will also develop a preliminary set of illustrated fact sheets (one to five pages in length) addressing those topics that, based on our experience, are most likely to be in demand by homeowners and owner-builders. As well as filling homeowners’ identified information needs, these initial fact sheets will serve as a marketing tool to attract users to the website and the consulting services. Initial response to the fact sheets and inquires received at the website will help us identify new topics and areas for developing future information products.  The website’s content will utilize SEO (Search Engine Optimization) to distribute our message on helping homeowners understand green construction concepts.  A budget will also be set aside for a targeted Google adwords and banner advertising campaign.  Introductory offers will also be incorporated into our website, banner advertising, and direct mail marketing to improve response.

We anticipate the following milestones, for the next 12-months:

Timeframe	Description	Anticipated Cost

Months 1-12	Finalize (and maintenance of) website development	$10,000
Months 1-6	Development of initial set of green-building fact sheets.	$5,000
Months 5-6	Commence advertising and marketing to source prospective clients through grassroots networking, website promotion, advertising in key trade magazines, as well as leveraging other industry-related websites. Marketing will be focused on attracting homeowners, owner-builders and building supply retailers.	$3,000
Months 9-12	Accelerate website marketing initiatives, Add new green-building fact sheets to website data base. Identify and retain green-building partners. Take on inaugural consulting contracts and/or projects.	$7,000
Months 1-12	SEC reporting requirements. Estimated costs for Legal, Accounting, XBRL, EDGAR and other miscellaneous general and administrative expenses.	30,000
TOTAL		$55,000

In the event that we are unable to raise sufficient funds from our Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Global System Designs.

During the first year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of an outside contractor for the development of our website.

Results of Operations

We have generated no revenues since inception.   Total expenses were comprised of Professional Fees of $7,498 and general and administrative costs of $2,564.  We incurred a net loss of $10,062 for the three months ended May 31, 2013.  Our net loss from operations since inception (November 27, 2012) through may 31, 2013 was $14,702.

Liquidity and Capital Resources

As of May 31, 2013, our cash balance was $6,498 and we had current liabilities of $1,000.  Minimum total expenditures over the next 12 months are expected to be approximately $30,000.  Our current cash balance will not be sufficient to fund our operations for the next 12 months.  To meet our need for cash we are attempting to raise money through our Offering.  We hope to raise $80,000, from our Offering.  However, if we raise $40,000, we feel this is sufficient to develop the business for the next 12 months.  If we are only able to raise $30,000, from the Offering, then we feel this will be sufficient for the next 12 months to cover professional fees and minimal business development.  We feel we need to raise at least $15,000 to cover professional fees, office and miscellaneous expenses for the next 12 months.

We cannot guarantee that we will be able to sell all the shares through our Offering.  If we are successful, the money raised will be applied to the items set forth in this plan of operations.  Our officers have agreed to advance funds as needed until the public offering is completed or failed.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

Going Concern

We are a development stage company and have not generated any revenues to date.  Our independent auditor has issued an audit opinion for the Company which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of May 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)4) of Regulation S-K.

Application of Significant Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a two individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of May 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended May 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 15, 2013, the Company dismissed the registered independent public accountant, Drake Klein Messineo, CPAs, PA and engaged Messineo & Co, CPAs LLC as its new registered independent public accountant.  This change of auditors was reported on a Form 8-K, as filed on July 15, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SYSTEM DESIGNS, INC.

/s/ Paul McDonald
Paul McDonald, President, CFO
Dated: July 19, 2013