Form 10-Q
period 2013-08-31
Global System Designs, Inc.
filed 2013-10-15
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 3, 2013 there were 5,825,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

GLOBAL SYSTEM DESIGNS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Period of November 27, 2011 (Date of Inception) to August 31, 2013:
(Unaudited)

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	August 31,	November 30,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$38,394	$-
Total current assets	38,394	-

TOTAL ASSETS	$38,394	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	$246	$-
Total current liabilities	246	-

TOTAL LIABILITIES	246	-

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 15,000,000 shares authorized; par value $0.0001, none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; par value $0.0001, 5,825,000 and 950,000 shares issued and outstanding, respectively	583	95
Additional paid-in capital	55,117	855
Deficit accumulated during the development state	(17,552)	(950)
Total Stockholders' Equity	38,148	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,394	$-

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months	Nine Months	November 27, 2012
	Ended	Ended	(inception) through
	August, 31	August 31,	August 31,
	2013	2013	2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	143	2,768	2,768
Professional fees	2,706	13,834	14,784
Total Operating Expenses	2,849	16,602	17,552

Net loss from operations	(2,849)	(16,602)	(17,552)

Other Income and Expense	-	-	-

Provision for income taxes	-	-	-

Net Loss	$(2,849)	$(16,602)	$(17,552)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	4,416,538	3,569,139

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
Period From November 27, 2012 (Inception) To August 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance as of November 27, 2012 (Inception)	-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	950,000	95	855	-	950
Net loss	-	-	-	(950)	(950)

Balance, November 30, 2012	950,000	95	855	(950)	-

Founders' shares issued at $0.001 per share	2,375,000	238	4,512	-	4,750
Common shares issued for cash at $0.02 per share	2,500,000	250	49,750	-	50,000
Net loss (Unaudited)	-	-	-	(16,602)	(16,602)

Balance, August 31, 2013 (Unaudited)	5,825,000	$583	$55,117	$(17,552)	$38,148

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months	November 27, 2012
	Ended	(Inception) Through
	August 31,	August 31,
	2013	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,602)	$(17,552)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating activities:
Accounts payable and accrued liabilities	246	246
Net cash used in operating activities	(16,356)	(17,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	54,750	55,700
Net Cash Provided by Financing Activities	54,750	55,700

Net decrease in cash and cash equivalents	38,394	38,394

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$38,394	$38,394

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
August 31, 2013
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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended November 30, 2012 filed in its Form S-1.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $38,394 and $0 in cash and cash equivalents as of August 31, 2013 and November 30, 2012, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three and nine month periods ended August 31, 2013:

	Three Months Ended August 31, 2013	Nine Months Ended August 31, 2013

Net loss	$(2,849)	$(16,602)

Weighted average common shares issued and outstanding (Basic)	4,416,538	3,569,139

Net loss per share, Basic	$(0.00)	$(0.00)

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

There were no share-based expenses for the period ended August 31, 2013.

Advertising Costs

The Company follows ASC 720, Advertising Costs, and expenses costs as incurred.  Advertising expense totaled $2,350 and $0 for the periods ending August 31, 2013 and November 30, 2012, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of August 31, 2013 and November 30, 2012.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of August 31, 2013, the Company has a net loss from operations of $16,602, an accumulated deficit of $17,552 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2013.

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

There were no preferred shares issued and outstanding as of August 31, 2013 and November 30, 2012.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (November 27, 2012) to August 31, 2013, the company has issued a total of 5,825,000 common shares for $55,700 cash, as follows:

•	On November 27, 2012, the company issued to its founder 950,000 shares of common stock at $0.001 per share for $950.
•	On January 8, 2013, the company issued to its founders 2,375,000 shares of common stock at $0.002 per share for $4,750.
•	During March 2013, the Company issued to unaffiliated investors, 725,000 shares of common stock at $0.02 per share for $14,500.
•	On August 13, 2013, the issued to unaffiliated investors, 1,775,000 shares of common stock at $0.02 per share for $35,500.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	August 31, 2013	November 30, 2012

Income tax expense at statutory rate	$(5,645)	$(323)
Valuation allowance	5,645	323

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31, 2013	November 30, 2012

NOL Carryover	$17,552	$950
Valuation allowance	(17,552)	(950)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $17,552 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2032.

NOTE 6 - RELATED PARTY TRANSACTIONS

Equity

On November 27, 2012 the Company issued 950,000 shares of its common stock to an officer at $0.001 per share for cash totalling $950.

On January 8, 2013 the Company issued 2,375,000 shares of its common stock to its two officers, who are also our directors, at $0.002 per share for cash totalling $4,750.

Other

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of August 31, 2013 and November 30, 2012.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 14, 2013, the date these financial statements were available to be issued.  Based on our evaluation no other events have occurred that require disclosure.

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

During the 12 month period from the date of this report, Global System Designs will concentrate on finding the required investment capital, apply to get its common stock quoted on an Over-the-Counter Bulletin Board, finalize development of our website, prospect for clients, and market our services.

On April 8, 2013, we filed a registration statement on form S-1 (“Registration Statement”) to register 4,000,000 shares of our common stock (the “Offering”).  The Registration Statement was declared “effective” by the Securities and Exchange Commission on July 12, 2013 and was closed by the Company on September 10, 2013.  The company sold 1,775,000 shares under the Prospectus, raising a total of $35,500.  As we have completed our Offering, we will finalize construction of the website.  We will also develop a preliminary set of illustrated fact sheets (one to five pages in length) addressing those topics that, based on our experience, are most likely to be in demand by homeowners and owner-builders. As well as filling homeowners’ identified information needs, these initial fact sheets will serve as a marketing tool to attract users to the website and the consulting services. Initial response to the fact sheets and inquires received at the website will help us identify new topics and areas for developing future information products.  The website’s content will utilize SEO (Search Engine Optimization) to distribute our message on helping homeowners understand green construction concepts.  A budget will also be set aside for a targeted Google adwords and banner advertising campaign.  Introductory offers will also be incorporated into our website, banner advertising, and direct mail marketing to improve response.

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

Results of Operations

The Company has been devoting substantially all of its efforts on clearing its recent S-1 registration statement and closing its offering.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement.

We have generated no revenues since inception on November 27, 2012 and have a net loss of $17,552 through August 31, 2013.   Total expenses, since inception, were comprised of Professional Fees of $14,784 and general and administrative costs of $2,768.

Three months ending August 31, 2013

For the three months ended August 31, 2013, we incurred $143 in general and administrative expenses and $2,706 in professional fees, resulting in an operating and net loss of $2,849.

Nine months ending August 31, 2013

For the nine months ended August 31, 2013, we incurred $2,768 in general and administrative expenses and $13,834 in professional fees, resulting in an operating and net loss of $16,602.  The increase is attributable to registration and public company costs.

Liquidity and Capital Resources

As of August 31, 2013, our cash balance was $38,394 and we had current liabilities of $246.

Minimum total expenditures over the next 12 months are expected to be approximately $30,000.  Our current cash balance will not be sufficient to fund our planned operations for the next 12 months, of $55,000. Our officers have agreed to advance funds as needed. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We have no known demands, commitments, events or uncertainties that could cause a material change to our liquidity.

We have no material commitments for capital expenditures as of August 31, 2013.

Going Concern

We are a development stage company and have not generated any revenues to date.  Our independent auditor has issued an audit opinion for the Company which includes a statement raising substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of August 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)4) of Regulation S-K.

Critical Accounting Policies

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

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended August 31, 2013.

On April 8, 2013, we filed a registration statement on form S-1 (“Registration Statement”) to register 4,000,000 shares of our common stock (the “Offering”).  The Registration Statement was declared “effective” by the Securities and Exchange Commission on July 12, 2013 and was closed by the Company on September 10, 2013.  The company sold 1,775,000 common shares under the Prospectus, raising a total of $35,500.

No funds were or will be used for construction of plant, building and facilities, machinery and equipment, real estate, business acquisitions, repayment of indebtedness, or investments.  We will be using funds for our working capital needs and to develop our business as described in our Plan of Operations under Part 1 of this Form 10-Q.

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

GLOBAL SYSTEM DESIGNS, INC.

Dated: October 14, 2013	/s/ Paul McDonald
Paul McDonald
Chief Executive Officer
Chief Financial Officer