Form 10-K
period 2013-11-30
Global System Designs, Inc.
filed 2014-02-28
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [              ] to [              ]

Commission file number: 333-187782

GLOBAL SYSTEM DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1669753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24123 Peachland Blvd., C-4, #106, Port Charlotte, FL	33954
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 941-613-9858

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 5,825,000 as of February 21, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Global System”, “Global System Designs”, “we,” “us” or “our” are to Global System Designs, Inc.

Item 1. Business.

Business Development

Global System Designs, Inc. was incorporated in the State of Nevada on November 27, 2012. The Company incorporated a wholly owned subsidiary in the Province of Ontario, Canada on October 18, 2013, called Global System Designs Inc. Our fiscal year end is November 30.  The Company's administrative address is, 24123 Peachland Blvd., C-4, #106, Port Charlotte, FL 33954. The telephone number is 941-613-9858.

Global System Designs, Inc., has recently commenced revenues, and has limited cash on hand.  The Company has revenues of $6,966 and had a net loss of $19,194 for the period since inception (November 27, 2012) to November 30, 2013, and had $22,971 of cash on hand at November 30, 2013.  In addition to commencement of revenues, we have relied upon the sale of our securities to our corporate officers and directors and to unrelated shareholders.

Global System Designs has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Principal Products, Services and Their Markets

Global System Designs, Inc. has developed “green building” information for homeowners and owner-builders (individuals who choose to build their own homes, with or without the assistance of building contractors). Such homeowners need clear, understandable, technically sound information about how their new or renovated home can best be insulated and operated to provide energy savings, protect their health and the environment, and reduce construction and operating costs.

Global System Designs, Inc. provides an education and consulting service aimed at consumers who are facing a home construction or renovation project. The company produces clear, technically sound information products focusing on selecting building materials and products, evaluating and hiring a contractor, and carrying out energy efficiency upgrades, repairs, and other construction and renovation projects. The company will also offer consulting services in the areas of building plan evaluation, contract preparation, and research.

The Company’s target demographic will include homeowners, prospective homeowners and owner-builders seeking information and advice on green construction and energy savings.

Global System Designs recently formed a Canadian subsidiary, Global System Designs Inc. The subsidiary was formed in response to Canadian demand for consultative green-building services. Canadian demand was detected in response to initial dissemination of green-building fact sheets. A distinct market was detected in Canada, and Global System Designs’ management decided to move into the market through the opening of its subsidiary. The Company anticipates growing this business over the next year.  We are still in the process of completing our enterprise level website, and expect to launch this service over the next 6 months, with the USA portion of the project to follow suit as well in the next 6-12 months.

A fact sheet will interpret information from the latest building science research and best green construction and renovation practices in an understandable form for homeowners. A fact sheet normally includes suggested web links or contacts for further information on the topic..

Global System Designs monetizes its business in the following two ways:

a)	Each fact sheet will be valued at $15.00 per download. .

b)	The marketing of each fact sheet will include a follow-up offer for further consultation. Consultation fees will be set by the hour or by the project, depending upon the scope of services required. .

Distribution Methods

Homeowners will be able to download factsheets from the Company’s website. Fact sheets will be updated and re-posted periodically to reflect technological advances and other new information. Fee-based consultation services would be provided in response to e-mail contacts and phone calls. Questionnaires and checklist forms would be posted on the website to guide users in consultations with Global System Designs experts.

Status of Publicly Announced New Products or Services

Global System currently has limited products or services.  Initial web products are finishing development, and are constituted by a preliminary set of fact sheets addressing those topics most likely to be in demand by homeowners and owner-builders., These initial topics are likely to include energy saving measures, durability and indoor air quality considerations for purchase and installation of materials and products including adhesives, cabinets and vanities, counters, deck material, flooring, framing material (lumber and other material), insulation, interior walls and ceilings, lighting, paints, roofing, sealants, and caulking, siding, windows and doors.

Competitive Business Conditions and Strategy; Global System Designs’ Position in the Industry

Global System Designs is in the process of establishing itself as a competitive company in the green housing field.  Competitors include construction industry groups, consulting firms, “green” websites and consumer advocacy groups, all of which may distribute information about green construction and renovation.

We believe potential competitors for this enterprise are highly knowledgeable, respected authorities on green construction and renovation practices who serve relevant information needs for homeowners.  Currently there are the following types of organizations serving some of these information needs:

1.	Government agencies providing green building information through websites and various publications.

2.
Green building manuals and similar guidance documents. These are how-to-do-it guidance materials for contractors wishing to incorporate green building technology in their construction and renovation projects.

3.
Research institutions and technical publications on green building science. These organizations and publications provide the science and technology supporting green building techniques, materials and products.

4.	Green construction material and product listing services. These are lists of products and materials rated against various green criteria.

We believe none of the above-described organizations or products provides the kind of comprehensive, analytical, unbiased, technically sound information service in a form useful for homeowners as does our service.

Talent Sources and Names of Principal Suppliers

Global System Designs is seeking out and entering into consulting agreements to develop our website, research, write and format the fact sheets, and advise clients about green construction issues.  We are primarily utilizing management knowledge and hours to execute various company tasks at present.

Global System Designs will attract green construction expert personnel through its industry connections, as well as through attending environmental and green building conferences and advertising in leading industry (environmental and building science) publications.  These individuals would be independent contractors and not employees of the Company.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan that require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities to date.  We have allocated funds for subscriptions and membership fees for professional journals, membership-based construction industry websites and trade publications; preliminary consultation with building research organizations and other experts as well as development and completion of our website.

Number of Employees

Global System Designs has no employees.  The officers and director are donating their time to the development of the company, and intend to do continue to provide services at no completion until we have sufficient revenues..  We have no other employees, and do not foresee hiring any additional employees in the near future.  We will be engaging independent contractors to develop our website, research, write and format the fact sheets, and advise clients about green construction issues.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding Global System Designs’, Inc. and filed with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Global System Designs’ principal business and corporate address is 24123 Peachland Blvd., C-4, #106, Port Charlotte, FL 33954; the telephone number is 941-613-9858. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “GLSI”.  Our stock was approved for quotation on the OTCBB on February 12, 2014.  However, as of the date of filing this Annual Report, our stock had not traded.

As of February 15, 2014, there were 30 stockholders of record and an aggregate of 5,825,000 shares of our common stock were issued and outstanding.  Of the 5,825,000 shares of common stock outstanding, 3,325,000 were held by our two (2) officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we were previously considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2013.

We sold 1,775,000 shares at $0.02 per share for total proceeds of $35,500, under our S-1 offering.  The offering was effective on July 12, 2013, and closed on September 10, 2013.

Our use of proceeds, of $35,500, from our prospectus will be allocated solely to working capital needs.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2013.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Our operations commenced in November 2013, as such comparative numbers prior to this are not reflective of our results for the year ended November 30, 2013, due to the recent start of these operations.  Additionally, the period ended November 30, 2012 is comprised of four (4) days as compared to an entire year for November 30, 2013.

We have generated $6,966 in revenues since inception (November 27, 2012) and have incurred $26,160 in expenses through November 30, 2013.

The following table provides selected financial data about our company as at November 30, 2013 and 2012.

Balance sheet Data:

Balance Sheet Date	November 30, 2013	November 30, 2012

Cash	$22,971	$-
Total Assets	$42,728	$-
Total Liabilities	$6,324	$-
Stockholders’ Equity	$36,404	$-

As at November 30, 2013, our current assets were $42,728 and our current liabilities were $6,324, which resulted in working capital of $36,404. As at November 30, 2013, current assets were comprised of $22,971 in cash, $7,757 in accounts receivable, and $12,000 in prepaid expenses as compared to no current assets at November 30, 2012. At November 30, 2013, current liabilities were comprised of $6,324 in accounts payable and accrued liabilities. Stockholders' equity was $36,404 as of November 30, 2013, as compared to $0 for November 30, 2012.

The following summary of our results of operations, for the year ended November 30, 2013, period from inception (November 27, 2012) to November 30, 2012 and for the period from inception (November 30, 2012) to November 30, 2013, should be read in conjunction with our consolidated financial statements, as included in this Form 10-K.

	Year Ended November 30, 2013	Period from Inception (November 27, 2012) to November 30, 2012	Period from Inception (November 27, 2012) to November 30, 2013

Revenue	$6,966	$-	$6,966
Operating Expenses:
General and administrative	2,935	-	2,935
Professional fees	22,275	950	23,225
Total Operating Expenses	25,210	950	26,160
Operating and net loss	$(18,244)	$(950)	$(19,194)

Revenue

Revenue commenced during November 2013 from our consulting operations through our wholly-owned Canadian subsidiary Global System Designs Inc.  We earned revenues of $6,966 for the year ended November 30, 2013, compared to no revenues for the period ended November 30, 2012.

Expenses

Operating expenses for the year ended November 30, 2013, increased by $24,360 from $950 for the period ended November 30, 2012.  The increase in expenses can be attributed to increased professional fees, general and administrative expenses as we had a full year of operations for 2013 as compared to four days for the period from inception to November 30 2012. Our professional fees of $22,275 were primarily due to legal and accounting fees related to our recent S-1 registration statement.

Liquidity and Financial Condition

Working Capital

	At	At
	November 30,	November 30,
	2013	2012	Increase

Current Assets	$42,728	$-	$42,728
Current Liabilities	$6,324	$-	$6,324
Working Capital	$36,404	$-	$36,404

Cash Flows

		November 27, 2012
	Year Ended	(Inception) to
	November 30,	November 30,
	2013	2012

Net Cash Provided by (Used in) Operating Activities	$(31,779)	$(950)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$54,750	$950
Net Increase in Cash During the Period	$22,971	$-

Cash Flow from Operating Activities

During the year ended November 30, 2013, our company used $31,779 in cash from operating activities compared to the use of $950 of cash for operating activities during the period ended November 30, 2012. The increase in cash used for operating activities was primarily attributed to professional fees related to our recent S-1 offering.

Cash Flow from Investing Activities

From inception through to November 30, 2013, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended November 30, 2013, our company received $54,750 in cash in financing activities primarily from proceeds from the issuance of common shares to unaffiliated investors, compared to cash provided by financing activities of $950 for the period ended November 30, 2012, for cash received from an officer for purchase of common shares.

Plan of Operation

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or generate sufficient revenues to pay for our expenses. Our only source for cash at this time is modest revenues and investments by others.  We must raise cash and/or increase our revenues to stay in business. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

Global System Designs is a development stage company that has limited operations, limited revenue, no financial backing and limited assets.  Our plan is to develop and market educational and advisory services to help homeowners save energy, protect their indoor air quality, and avoid unnecessary impacts on the larger environment.. The Company will offer consulting services in the areas of building plan evaluation, contract preparation, and research. Website users will be charged for downloading fact sheets, and consulting fees will be charged for building plan evaluations and other technical advice to clients.

During the next year of operations, the 12 month period from the date of this report, Global System Designs will continue to expand its Canadian operations, concentrate on finishing the development of our website, prospect for USA clients, and market our services.

We will also broaden our set of illustrated fact sheets (one to five pages in length) addressing those topics that, based on our experience, are most likely to be in demand by homeowners and owner-builders. These initial fact sheets will serve as a marketing tool to attract users to the website and the consulting services. Initial response to the fact sheets and inquires received at the website will help us identify new topics and areas for developing future information products.  The website’s content will utilize SEO (Search Engine Optimization) to distribute our message on helping homeowners understand green construction concepts.  A budget will also be set aside for a targeted Google adwords and banner advertising campaign.  Introductory offers will also be incorporated into our website, banner advertising, and direct mail marketing to improve response.

We anticipate another 6 months to complete our website development.  In eight to twelve months’ time, we will begin our advertising and marketing to source prospective clients through our SEO, adwords, and banner advertising.  We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on homeowners, owner-builders, and building supply retailers.  Also, in months eight through twelve, we will identify specific needs for contracting the plan evaluation consulting services that Global System Designs will offer to homeowners.

In the event that we do not have sufficient funds, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Global System Designs.

During the next year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff in the next 12 months of operation, and will rely on the services of an outside contractor for the development of our website.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934.  Wee will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $20,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we only have enough cash on hand to cover our expected legal and accounting costs for the next 12 months.  If we do not have sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from cash on hand, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated limited revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.
At present, we only have enough cash on hand to cover minimal operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering.  On April 8, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company sought to raise $80,000 under the Offering.  On September 10, 2013, the Company closed its Offering and will not sell any additional shares under this Prospectus.  The Company sold 1,775,000 shares under the Prospectus, raising a total of $35,500.

We received our initial funding of $5,700 through the sale of common stock to our officers and directors.  Paul McDonald purchased 950,000 shares of our common stock at $0.001 on November 29, 2012 for $950 and 1,000,000 shares on January 8, 2013 for $2,000.  David Rose purchased 1,375,000 shares of our common stock at $0.002 on January 8, 2013 for $2,750.  During March, 2013, eight (8) unaffiliated investors purchased 725,000 shares of common stock at $0.02, for $14,500 in a private offering.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We feel we have enough funds to cover our professional fees for the next 12 months.

Our financial statements from November 27, 2012 (date of inception) through the period ended November 30, 2013, reported $6,966 in revenues and a net loss of $19,194.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period of November 27, 2012 (Date of Inception) to November 30, 2013:

DKM Certified Public Accountants 2451 N. McMullen Booth Road, Suite 308 Clearwater Florida 33759-1352 727.444.1901

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Global System Designs, Inc.
Port Charlotte, FL

We have audited the accompanying balance sheet of Global System Designs, Inc., a development stage company, as of November 30, 2012, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period November 27, 2012 (date of inception) through November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global System Designs, Inc. as of November 30, 2012, and the results of its operations and its cash flows for the period November 27, 2012 (date of inception) through November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a loss from operations, no working capital, negative cash flows from operations and an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants
Clearwater, Florida
December 20, 2012

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Global System Designs, Inc.
Port Charlotte, FL

We have audited the accompanying balance sheet of Global System Designs, Inc., a development stage company, as of November 30, 2013, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period November 27, 2012 (date of inception) through November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global System Designs, Inc. as of November 30, 2013, and the results of its operations and its cash flows for the year then ended and for the period November 27, 2012 (date of inception) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses from operations, resulting in an accumulated deficit and has negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC
Clearwater, FL
February 21, 2014

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	As at November 30,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$22,971	$-
Accounts receivable, less allowance of $0	7,757	-
Prepaid expenses	12,000	-
Total current assets	42,728	-

TOTAL ASSETS	$42,728	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$6,324	$-
Total current liabilities	6,324	-

TOTAL LIABILITIES	6,324	-

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 15,000,000 shares authorized; par value $0.0001, none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; par value $0.0001, 5,825,000 and 950,000 shares issued and outstanding, respectively	583	95
Additional paid-in capital	55,117	855
Deficit accumulated during the development stage	(19,194)	(950)
Accumulated other comprehensive loss	(102)	-
Total Stockholders' Equity	36,404	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,728	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended	November 27, 2012 (inception) through	November 27, 2012 (inception) through
	November 30,	November 30,	November 30,
	2013	2012	2013

REVENUE	$6,966	$-	$6,966

OPERATING EXPENSES
General and administrative	2,935	-	2,935
Professional fees	22,275	950	23,225
Total Operating Expenses	25,210	950	26,160

Net loss from operations	(18,244)	(950)	(19,194)

Other Income and Expense
Provision for income taxes	-	-	-

Net Loss	$(18,244)	$(950)	$(19,194)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(102)	-	(102)

Total Comprehensive Loss	$(18,346)	$(950)	$(19,296)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	4,131,726	475,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
Period From November 27, 2012 (Inception) To November 30, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Loss	Equity

Balance as of November 27, 2012 (Inception)	-	$-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	950,000	95	855	-	-	950
Net loss	-	-	-	(950)	-	(950)

Balance, November 30, 2012	950,000	95	855	(950)	-	-

Founders' shares issued at $0.002 per share	2,375,000	238	4,512	-	-	4,750
Common shares issued for cash at $0.02 per share	2,500,000	250	49,750	-	-	50,000
Foreign currency translation adjustments	-	-	-	-	(102)	(102)
Net loss	-	-	-	(18,244)	-	(18,244)

Balance, November 30, 2013	5,825,000	$583	$55,117	$(19,194)	$(102)	$36,404

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		November 27, 2012	November 27, 2012
	Year Ended	(inception) through	(inception) through
	November 30,	November 30,	November 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,244)	$(950)	$(19,194)
Adjustments to reconcile net loss to net cash used by operating activities:
Other comprehensive income (loss)	(102)		(102)
Changes in operating activities:
Prepaid expenses	(12,000)	-	(12,000)
Accounts receivable	(7,757)	-	(7,757)
Accounts payable and accrued liabilities	6,324	-	6,324
Net cash used in operating activities	(31,779)	(950)	(32,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	54,750	950	55,700
Net Cash Provided by Financing Activities	54,750	950	55,700

Net decrease in cash and cash equivalents	22,971	-	22,971

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$22,971	$-	$22,971

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2013 and 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Global System Designs, Inc. (the “Company”) is a Nevada corporation incorporated on November 27, 2012.  It is based in Port Charlotte, FL, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

The Company is a development stage company that intends to operate as an educational and consulting services business focused on green home construction and renovation projects.  The Company will produce clear technically sound information products focused on: selecting building materials and products, evaluating and hiring contractors, and carrying out energy efficiency upgrades, repairs, and other construction and renovation projects.  The Company will offer consulting services in the areas of building plan evaluation, contract preparation, and research.  To date, the Company’s activities have been generally limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section ASC 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have recently commenced, however revenues produced are not significant.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned Canadian subsidiary, Global System Designs Inc.  All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $22,971 and $0 in cash and cash equivalents as of November 30, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic earnings per share, for the year ended November 30, 2013 and period ended November 30, 2012:

	Year Ended November 30, 2013	November 27, 2012 (inception) through November 30, 2012

Net loss	$(18,244)	$(950)

Weighted average common shares issued and outstanding (Basic)	4,131,726	475,000

Net loss per share, Basic	$(0.00)	$(0.00)

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

No share-based expenses were recorded since November 27, 2012 (inception) to November 30, 2013.

Advertising Costs

The Company follows ASC 720, Advertising Costs, and expenses costs as incurred.  Advertising expense totaled $2,350 and $0 for the year ending November 30, 2013 and period ending November 30, 2012, respectively.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Canadian dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Equity at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded since November 27, 2012 (inception) to November 30, 2013.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of November 30, 2013 and 2012.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of November 30, 2013, the Company has a net loss from operations of $18,244, an accumulated deficit of $19,194 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2014.

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

There were no preferred shares issued and outstanding as of November 30, 2013 and 2012.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (November 27, 2012) to November 30, 2013, the company has issued a total of 5,825,000 common shares for $55,700 cash, as follows:

•	On November 27, 2012, the company issued to its founder 950,000 shares of common stock at $0.001 per share for $950.
•	On January 8, 2013, the company issued to its founders 2,375,000 shares of common stock at $0.002 per share for $4,750.
•	During March 2013, the Company issued, to unaffiliated investors, 725,000 shares of common stock at $0.02 per share for $14,500.
•	On August 13, 2013, the issued to unaffiliated investors, 1,775,000 shares of common stock at $0.02 per share for $35,500.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	November 30, 2013	November 30, 2012

Income tax expense at statutory rate	$(6,237)	$(323)
Valuation allowance	6,237	323

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	November 30, 2013	November 30, 2012

NOL Carryover	$18,346	$950
Valuation allowance	(18,346)	(950)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $18,345 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2032.

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

The officers and directors of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is the sole officer and director of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of November 30, 2013 and 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 15, 2013, (the “Dismissal Date”), we dismissed Drake Klein Messineo, CPAs, PA (“DKM”) as our independent registered public accounting firm. Our Company’s Board of Directors approved of the dismissal on July 15, 2013. The reports of DKM on the Company’s financial statements for the year ended November 30, 2012 and for the period November 27, 2012 (inception) through November 30, 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt as to our Company’s ability to continue as a going concern.

On July 15,  2013 (the “Engagement Date”), our Company engaged Messineo & Co, CPAs LLC  (“M&Co”), as our new independent registered public accounting firm.  The engagement of M&Co was approved by our Company’s Board of Directors on July 15, 2013.  During the year ended November 30, 2012, and through the Engagement Date, we did not consult with M&Co regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by M&Co, in either case where written or oral advice provided by M&Co would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of November 30, 2013 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of November 30, 2013.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Paul McDonald	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	62	November 28, 2012

David Rose	Secretary and Director	41	November 29, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Paul McDonald

Paul McDonald is a graduate of the University of Waterloo and is an environmental management professional with more than 35 years of experience.  Since 2006, Paul has been President of Fusion Environmental Management.  He has also worked in the residential construction and renovation business and was a registered Housing and Urban Development Association of a Canada builder.

Mr. McDonald’s work with Fusion Environmental Management involves providing services to various levels of government and other organizations in the development and delivery of environmental management policies and programs.  Services are provided in the areas of: Environmental Management Program Development, Sustainable Development, Environmental Reporting, Municipal Environmental Management and Sustainable Development Programs, Program Analysis and Risk Assessment. These services differ significantly from those to be provided by Global System Designs, Inc., which is intended to serve information needs of homeowners in the area of green building.

Mr. McDonald has researched and written a variety of policy and technical manuals for a range of audiences.  He has extensive experience in working with multi-disciplinary teams to develop products that serve the needs of the identified audience.  He was instrumental in establishing the EnviroCentre, a not-for profit organization working in the energy conservation and building retrofit programs in Ottawa.

David Rose

David Rose is a graduate of Towson State University and has spent the past 6 years as a Sales Director for New York-based Southern Wine and Spirits.  David has brought ‘green’ reforms to his own industry and has a keen interest in the environment and has agreed to lend his extensive sales and marketing experience to Global System Designs.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at,24123 Peachland Blvd., C-4, #106, Port Charlotte, FL 33956.

Board and Committee Meetings

Our board of directors currently consists of two members, Paul McDonald and David Rose. The Board held no formal meetings during the year ended Nov 30, 2013. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of Nov 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2013 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2013 who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul McDonald(1)	2013	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2012	0	0	0	0	0	0	0	0

David Rose(2)	2013	0	0	0	0	0	0	0	0
Secretary and Director	2012	0	0	0	0	0	0	0	0

(1)
Mr. McDonald has held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Treasurer, of the Company since November 29, 2012. Mr. McDonald has also held the position of Director since November 28, 2012

(2)	Mr. Rose has held the positions of Director and Secretary since November 29, 2012

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended November 30, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended November 30, 2013.

Option Exercises and Stock Vested

During our Fiscal year ended November 30, 2013, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 15, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Paul McDonald 24123 Peachland Blvd., C-4, #106 Port Charlotte, FL 33956	1,950,000 common shares Direct ownership	33.5%

David Rose 24123 Peachland Blvd., C-4, #106 Port Charlotte, FL 33956	1,375,000 common shares Direct ownership	23.6%

Directors and Executive Officers as a Group(1) (2 individuals)	3,325,000 common shares	57.1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 15, 2014. As of February 15, 2014, there were 5,825,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On November 29, 2012, 950,000 shares of Global System Designs common stock were issued to Paul McDonald, an officer and director of the Company, at a price of $0.001 per share (total of $950).  On January 8, 2013, 1,000,000 shares and 1,375,000 shares were issued to Paul McDonald and David Rose, an officer and director of the Company, respectively, at a price of $0.002 per share (total of $4,750).

Shareholder loan

From November 27, 2012 (date of inception) until the audit date of November 30, 2012, there were no shareholder loans.

Messrs. McDonald and Rose are founders and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2013	Year Ended November 30, 2012

Audit Fees (1)	$8,050	$2,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$8,050	$2,500

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	4/08/2013

3.2	By-Laws of Registrant.	S-1	3.2	4/08/2013

14.1*	Code of Ethics.

21.1*	Subsidiary of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith.
**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL SYSTEM DESIGNS’, INC.
(Registrant)

Dated: February 27, 2014	/s/ Paul McDonald
Paul McDonald
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 27, 2014	/s/ Paul McDonald
Paul McDonald
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Dated: February 27, 2014	/s/ David Rose
David Rose
(Secretary and Director)