Form 10-Q
period 2014-02-28
Global System Designs, Inc.
filed 2014-04-14
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

As of April 11, 2014 there were 5,825,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

GLOBAL SYSTEM DESIGNS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Annual Report, Form 10-K filed with the SEC on February 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended November 30, 2014.

INDEX TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period of November 27, 2012 (Date of Inception) to February 28, 2014:
(Unaudited)

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	February 28,	November 30,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$22,214	$22,971
Accounts receivable, less allowance of $0	5,316	7,757
Prepaid expenses	1,412	12,000
Total current assets	28,942	42,728

TOTAL ASSETS	$28,942	$42,728

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts Payable and accrued liabilities	$2,960	$6,324
Total current liabilities	2,960	6,324

TOTAL LIABILITIES	2,960	6,324

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 15,000,000 shares authorized; par value $0.0001, none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; par value $0.0001, 5,825,000 shares issued and outstanding	583	583
Additional paid-in capital	55,117	55,117
Deficit accumulated during the development state	(29,163)	(19,194)
Accumulated other comprehensive loss	(555)	(102)
Total Stockholders' Equity	25,982	36,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,942	$42,728

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			November 27, 2012
			(inception) through
	Three Months Ended February 28,		February 28,
	2014	2013	2014

REVENUE	$4,825	$-	$11,791

OPERATING EXPENSES
General and administrative	128	61	3,063
Professional fees	14,666	3,630	37,891
Total Operating Expenses	14,794	3,691	40,954

Net loss from operations	(9,969)	(3,691)	(29,163)

Other Income and Expense	-	-	-
Provision for income taxes	-	-	-

Net Loss	$(9,969)	$(3,691)	$(29,163)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(453)	-	(555)

Total Comprehensive Loss	$(10,422)	$(3,691)	$(29,718)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,825,000	2,322,222

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
Period From November 27, 2012 (Inception) To February 28, 2014

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid in	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Loss	Equity

Balance as of November 27, 2012 (Inception)	-	$-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	950,000	95	855	-	-	950
Net loss	-	-	-	(950)	-	(950)

Balance, November 30, 2012	950,000	95	855	(950)	-	-

Founders' shares issued at $0.002 per share	2,375,000	238	4,512	-	-	4,750
Common shares issued for cash at $0.02 per share	2,500,000	250	49,750	-	-	50,000
Foreign currency translation adjustments					(102)	(102)
Net loss	-	-	-	(18,244)	-	(18,244)

Balance, November 30, 2013	5,825,000	$583	$55,117	$(19,194)	$(102)	$36,404

Foreign currency translation adjustments	-	-	-	-	(453)	(453)
Net loss (unaudited)	-	-	-	(9,969)	-	(9,969)

Balance, February 28, 2014 (unaudited)	5,825,000	$583	$55,117	$(29,163)	$(555)	$25,982

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			November 27, 2012
			(inception) through
	Three Months Ended February 28,		February 28,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,969)	$(3,691)	$(29,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Other comprehensive income (loss)	(453)	-	(555)
Changes in operating activities:
Accounts receivable	2,441	-	(5,316)
Prepaid expenses	10,588	-	(1,412)
Accounts payable and accrued liabilities	(3,364)	-	2,960
Net cash used in operating activities	(757)	(3,691)	(33,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	4,750	55,700
Net Cash Provided by Financing Activities	-	4,750	55,700

Effect of exchange rate changes on cash and cash equivalents		-

Net decrease in cash and cash equivalents	(757)	1,059	22,214

Cash and cash equivalents, beginning of period	22,971	-	-

Cash and cash equivalents, end of period	$22,214	$1,059	$22,214

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2014
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $22,214 and $22,971 in cash and cash equivalents as of February 28, 2014 and November 30, 2013, respectively.

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

The following table sets forth the computation of basic earnings per share, for the periods ended February 28, 2014 and 2013:

	Three Months Ended February 28,
	2014	2013

Net loss	$(9,969)	$(3,691)

Weighted average common shares issued and outstanding (Basic)	5,825,000	2,322,222

Net loss per share, Basic	$(0.00)	$(0.00)

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

No share-based expenses were recorded since November 27, 2012 (inception) to February 28, 2014.

Advertising Costs

The Company follows ASC 720, Advertising Costs, and expenses costs as incurred.  Advertising expense totaled $0 for the periods ending February 28, 2014 and 2013.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded since November 27, 2012 (inception) to February 28, 2014.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of February 28, 2014 and November 30, 2013.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of February 28, 2014, the Company has a net loss from operations of $9,969, an accumulated deficit of $29,163 and has earned only limited revenues since inception.  The Company intends to fund the bulk of its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2014.

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

There were no preferred shares issued and outstanding as of February 28, 2014 and November 30, 2013.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (November 27, 2012) to February 28, 2014, the company has issued a total of 5,825,000 common shares for $55,700 cash, as follows:

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	February 28, 2014	November 30, 2013

Income tax expense at statutory rate	$(3,543)	$(6,237)
Valuation allowance	3,543	6,237
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	February 28, 2014	November 30, 2013

NOL Carryover	$29,718	$19,194
Valuation allowance	(29,718)	(19,194)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $29,718 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2032.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of February 28, 2014 and November 30, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report, Form 10-K, as filed on February 28, 2014.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Global System Designs,” “we,” “us,” or “our” are to Global System Designs, Inc.

Results of Operations

Our operations commenced in November 2013, as such comparative numbers prior to this are not reflective of our results for the period ended February 28, 2014, due to the recent start of these operations.

We have generated $11,791 in revenues and have incurred $40,954 in expenses, since inception (November 27, 2012) through February 28, 2014.

The following table provides selected financial data about our company as at February 28, 2014 and November 30, 2013.

Balance sheet Data:

Balance Sheet Date	February 28, 2014	November 30, 2013

Cash	$22,214	$22,971
Total Assets	$28,942	$42,728
Total Liabilities	$2,960	$6,324
Stockholders’ Equity	$25,892	$36,404

As at February 28, 2014 our current assets were $22,214 and our current liabilities were $2,960, which resulted in working capital of $25,892. As at February 28, 2014, current assets were comprised of $22,214 in cash, $5,316 in accounts receivable, and $1,412 in prepaid expenses as compared to $42,728 in current assets at November 30, 2013, comprised of $22,971 in cash, $7,757 in accounts receivable and $12,000, in prepaid expenses. At February 28, 2014, current liabilities were comprised of $2,960 in accounts payable and accrued liabilities as compared to $6,324 in accounts payable and accrued liabilities at November 30, 2013. Stockholders' equity was $25,982 and $36,404 as of February 28, 2014 and November 30, 2013, respectively.

The following summary of our results of operations, for the periods ended February 28, 2014 and 2013, and for the period from inception (November 30, 2012) to February 28, 2014, should be read in conjunction with our consolidated financial statements, as included in this Form 10-Q.

	Three Months Ended February 28,		Period from Inception (November 27, 2012) to February 28,
	2014	2013	2014

Revenue	$4,825	$-	$11,791
Operating Expenses:
General and administrative	128	61	3,063
Professional fees	14,666	3,630	37,891
Total Operating Expenses	14,794	3,691	40,954
Operating and net loss	$(9,969)	$(3,691)	$(29,163)

Revenue

Revenue commenced during November 2013 from our consulting operations through our wholly-owned Canadian subsidiary Global System Designs Inc.  We earned revenues of $4,825 for the period ended February 28, 2014, compared to no revenues for the period ended February 28, 2013.

Expenses

Operating expenses for the period year ended February 28, 2014, increased by $11,103 from $3,691 for the period ended February 28, 2013.  The increase in expenses can be attributed to increased professional fees. Our professional fees of $14,666 were primarily due to fees related to our recent DTC application.

Liquidity and Financial Condition

Working Capital

	At	At
	February 28,	November 30,	Increase
	2014	2013	(Decrease)

Current Assets	$28,942	$42,728	$(13,786)
Current Liabilities	$2,960	$6,324	$(3,364)
Working Capital	$25,982	$36,404	$(10,422)

Cash Flows

	Three Months Ended February 28,
	2014	2013

Net Cash Used in Operating Activities	$(757)	$(3,691)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$4,750
Net Increase in Cash During the Period	$(757)	$1,059

Cash Flow from Operating Activities

During the period ended February 28, 2014, our company used $757 in cash from operating activities compared to the use of $3,691 of cash for operating activities during the period ended February 28, 2013. The decrease in cash used for operating activities was primarily attributed to revenues in the current period.

Cash Flow from Investing Activities

From inception (November 27, 2012) through to February 28, 2014, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the period ended February 28, 2014, our company received $nil in cash in financing activities, compared to cash provided by financing activities of $4,750 for the period ended February 28, 2013, from proceeds from the issuance of common shares to unaffiliated investors.

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

During the next year of operations, the 12 month period from the date of this report, Global System Designs will continue to expand its Canadian operations, concentrate on finishing the development of our website, prospect for USA clients and market our services.

We will also broaden our set of illustrated fact sheets (one to five pages in length) addressing those topics that, based on our experience, are most likely to be in demand by homeowners and owner-builders. These initial fact sheets will serve as a marketing tool to attract users to the website and our consulting services. The initial response to the fact sheets has been good and inquires were made by prospective customers. A number of promising Canadian leads came through that did result in business for the wholly owned Canadian subsidiary. Global System Designs’ President, Paul McDonald, was brought in on a couple of projects that needed green building guidance. The consultations were a success, and this initial interest bodes well for the future. The customers that Paul serviced are well connected in the Canadian building community, and did refer our services to others.

The budget for  Google adwords will also be maintained as well as a limited banner advertising effort.

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

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934.  We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $20,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

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

Our financial statements from November 27, 2012 (date of inception) through the period ended February 28, 2014, reported $11,791 in revenues and a net loss of $29,163.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

As of February 28, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of February 28, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on February 28, 2014 in addition to other information in our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on February 28, 2014 and in this quarterly report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of those risks. You could lose all or part of your investment due to any of these risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the quarter ended February 28, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

GLOBAL SYSTEM DESIGNS, INC.

Dated: April 14, 2014	/s/ Paul McDonald
Paul McDonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)