Form 10-Q
period 2014-05-31
Global System Designs, Inc.
filed 2014-07-07
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 1, 2014 there were 5,825,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

GLOBAL SYSTEM DESIGNS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Annual Report on Form 10-K filed with the SEC on February 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended November 30, 2014.

INDEX TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period of November 27, 2012 (Date of Inception) to May 31, 2014:
(Unaudited)

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	May 31,	November 30,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$17,086	$22,971
Accounts receivable, less allowance of $0	5,460	7,757
Prepaid expenses	1,098	12,000
Total current assets	23,644	42,728

TOTAL ASSETS	$23,644	$42,728

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts Payable and accrued liabilities	$1,888	$6,324
Total current liabilities	1,888	6,324

TOTAL LIABILITIES	1,888	6,324

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 15,000,000 shares authorized; par value $0.0001, none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; par value $0.0001, 5,825,000 shares issued and outstanding	583	583
Additional paid-in capital	55,117	55,117
Deficit accumulated during the development state	(33,700)	(19,194)
Accumulated other comprehensive loss	(244)	(102)
Total Stockholders' Equity	21,756	36,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,644	$42,728

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					November 27, 2012 (inception) through
	Three Months Ended May 31,		Six Months Ended May 31,		May 31,
	2014	2013	2014	2013	2014

REVENUE	$2,943	$-	$7,768	$-	$14,734

OPERATING EXPENSES
General and administrative	340	2,564	468	2,624	3,403
Professional fees	7,140	7,498	21,806	11,128	45,031
Total Operating Expenses	7,480	10,062	22,274	13,752	48,434

Net loss from operations	(4,537)	(10,062)	(14,506)	(13,752)	(33,700)

Other Income and Expense	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net Loss	$(4,537)	$(10,062)	$(14,506)	$(13,752)	$(33,700)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	311	-	(142)	-	(244)

Total Comprehensive Loss	$(4,226)	$(10,062)	$(14,648)	$(13,752)	$(33,944)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,825,000	3,941,848	5,825,000	3,140,934

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
Period From November 27, 2012 (Inception) To May 31, 2014

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Loss	Equity

Balance as of November 27, 2012 (Inception)	-	$-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	950,000	95	855	-	-	950
Net loss	-	-	-	(950)	-	(950)

Balance, November 30, 2012	950,000	95	855	(950)	-	-

Founders' shares issued at $0.002 per share	2,375,000	238	4,512	-	-	4,750
Common shares issued for cash at $0.02 per share	2,500,000	250	49,750	-	-	50,000
Foreign currency translation adjustments					(102)	(102)
Net loss	-	-	-	(18,244)	-	(18,244)

Balance, November 30, 2013	5,825,000	$583	$55,117	$(19,194)	$(102)	$36,404

Foreign currency translation adjustments	-	-	-	-	(142)	(142)
Net loss (unaudited)	-	-	-	(14,506)	-	(14,506)

Balance, May 31, 2014 (unaudited)	5,825,000	$583	$55,117	$(33,700)	$(244)	$21,756

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			November 27, 2012 (inception) through
	Six Months Ended May 31,		May 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,506)	$(13,752)	$(33,700)
Adjustments to reconcile net loss to net cash used by operating activities:
Other comprehensive income (loss)	(142)	-	(244)
Changes in operating activities:
Accounts receivable	2,297	-	(5,460)
Prepaid expenses	10,902	-	(1,099)
Accounts payable and accrued liabilities	(4,436)	1,000	1,889
Net cash used in operating activities	(5,885)	(12,752)	(38,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	19,250	55,700
Net Cash Provided by Financing Activities	-	19,250	55,700

Effect of exchange rate changes on cash and cash equivalents		-

Net decrease in cash and cash equivalents	(5,885)	6,498	17,086

Cash and cash equivalents, beginning of period	22,971	-	-

Cash and cash equivalents, end of period	$17,086	$6,498	$17,086

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2014
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

Development Stage Company

The Company is a development stage company as defined by section ASC 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have recently commenced, however revenues produced are not significant.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Global System Designs Inc.  All material intercompany balances and transactions have been eliminated.

Basis of Presentation

These consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $17,086 and $22,971 in cash and cash equivalents as of May 31, 2014 and November 30, 2013, respectively.

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

The following table sets forth the computation of basic earnings per share, for the periods ended May 31, 2014 and 2013:

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013

Net loss	$(4,537)	$(10,062)	$(14,506)	$(13,752)
Weighted average common shares issued and outstanding (Basic)	5,825,000	3,941,848	5,825,000	3,140,934
Net loss per share, Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

No share-based expenses were recorded from November 27, 2012 (inception) to May 31, 2014.

Advertising Costs

The Company follows ASC 720, Advertising Costs, and expenses costs as incurred.  Advertising expense totaled $0 for the periods ending May 31, 2014 and 2013.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded from November 27, 2012 (inception) to May 31, 2014.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2014 and November 30, 2013.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of May 31, 2014, the Company has a net loss from operations of $14,506, an accumulated deficit of $33,700 and has earned only limited revenues since inception.  The Company intends to fund the bulk of its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2014.

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

There were no preferred shares issued and outstanding as of May 31, 2014 and November 30, 2013.

Common Shares

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

From inception (November 27, 2012) to May 31, 2014, the Company has issued a total of 5,825,000 shares of common stock for $55,700 cash, as follows:

•	On November 27, 2012, the Company issued to its founder 950,000 shares of common stock at $0.001 per share for $950.
•	On January 8, 2013, the Company issued to its founders 2,375,000 shares of common stock at $0.002 per share for $4,750.
•	During March 2013, the Company issued to unaffiliated investors, 725,000 shares of common stock at $0.02 per share for $14,500.
•	On August 13, 2013, the Company issued to unaffiliated investors, 1,775,000 shares of common stock at $0.02 per share for $35,500.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2014	May 31, 2013

Income tax expense at statutory rate	$(4,980)	$(4,676)
Valuation allowance	4,980	4,679
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	May 31, 2014	November 30, 2013

Net operating loss carryover	$33,700	$19,194
Valuation allowance	(33,700)	(19,194)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the income tax laws of the United States of America, net operating loss carry forwards of approximately $33,700 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2032.

NOTE 6 -  RELATED PARTY TRANSACTIONS

Equity

On November 27, 2012, the Company issued 950,000 shares of its common stock to an officer at $0.001 per share for cash totalling $950.

On January 8, 2013, the Company issued 2,375,000 shares of its common stock to two officers, who are also directors, at $0.002 per share for cash totalling $4,750.

Other

The controlling shareholder has pledged his support to fund continuing operations during the development stage; however there is no written commitment to this effect.  The Company is dependent upon this continued support.

The officers and directors of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have any employment contracts.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of May 31, 2014 and November 30, 2013.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

As disclosed in a  filing on Form 8-K with the SEC on May 13, 2014, the Company entered into a non-binding letter of intent (the “LOI”) with Cutaia Media Group, LLC ("Cutaia") to acquire all of the issued and outstanding securities of Cutaia.   The initial terms of the LOI are disclosed in that filing.  Effective May 19, 2014, Cutaia converted to a Nevada corporation under the name “bBooth, Inc.”. The LOI was subsequently amended on May 23, 2014 and June 5, 2014, To date, no definitive agreement with respect to the transaction has been entered into, however the parties continue to negotiate in good faith towards its completion.  However, there is no assurance that the transactions contemplated by the LOI, as amended, will be completed under the terms planned or at all.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no other events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on February 28, 2014.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Global System Designs,” “we,” “us,” or “our” are to Global System Designs, Inc. and our wholly-owned Canadian subsidiary, as applicable.

Results of Operations

Our operations commenced in November 2013. As such, comparative numbers prior to such date are not indicative of our results for the periods ended May 31, 2014, due to the recent start of these operations.

Revenue

Revenue commenced during November 2013 from our consulting operations through our wholly-owned Canadian subsidiary, Global System Designs Inc.  We earned revenues of $2,943 and $7,768 for the three and six month periods ended May 31, 2014, respectively, compared to no revenues for the three and six month periods ended May 31, 2013.   We have generated $14,734 in revenues from inception (November 27, 2012) through May 31, 2014.

Expenses

Operating expenses for the three and six month periods ended May 31, 2014 were $7,480 and $22,274, compared to $10,062 and $13,752 for the period ended May 31, 2013.  The increase in expenses can be attributed to increased professional fees and other administrative costs associated with the commencement of our operations. Our increased professional fees of $21,806 for the six months ended May 31, 2014 as compared to $11,128 in the same period in 2013, were primarily due to fees related to our recent DTC application.  We have incurred $48,434 in expenses from inception (November 27, 2012) through May 31, 2014.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	November 30,	Increase
	2014	2013	(Decrease)

Current Assets	$23,644	$42,728	$(19,084)
Current Liabilities	$1,888	$6,324	$(4,436)
Working Capital	$21,756	$36,404	$(14,648)

Cash Flows

	Six Months Ended May 31,
	2014	2013

Net Cash Used in Operating Activities	$(5,885)	$(12,752)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$19,250
Net Increase (Decrease) in Cash During the Period	$(5,885)	$6,498

Cash Flow from Operating Activities

During the six month period ended May 31, 2014, our company used $5,885 in cash from operating activities compared to the use of $12,752 of cash for operating activities during the period ended May 31, 2013. The decrease in cash used for operating activities was primarily attributed to revenues in the current period.

Cash Flow from Investing Activities

From inception (November 27, 2012) through to May 31, 2014, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the period ended May 31, 2014, our company received $nil in cash from financing activities, compared to cash provided by financing activities of $19,250 for the period ended May 31, 2013, from proceeds from the issuance of shares of common stock to unaffiliated investors.

Going Concern

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

Liquidity and Capital Resources

To meet our need for cash, on April 8, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1 under which the Company sought to raise $80,000 through sales of shares of common stock at a price of $0.02 per share.  On September 10, 2013, the Company closed the offering and will not sell any additional shares under that prospectus.  The Company sold 1,775,000 shares under the prospectus, raising a total of $35,500.

We received our initial funding of $5,700 through the sale of common stock to our officers and directors.  Paul McDonald purchased 950,000 shares of our common stock at $0.001 on November 29, 2012 for $950, and 1,000,000 shares on January 8, 2013 for $2,000.  David Rose purchased 1,375,000 shares of our common stock at $0.002 on January 8, 2013 for $2,750.  During March, 2013, eight (8) unaffiliated investors purchased an aggregate of 725,000 shares of common stock at $0.02 per share for aggregate proceeds of $14,500 in a private offering.  There have been no other fundings.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We feel we have enough funds to cover our professional fees for the next 12 months, in order to keep in compliance with regulatory requirements.

Our financial statements from November 27, 2012 (date of inception) through the period ended May 31, 2014, reported $14,734 in revenues and a net loss of $33,700.

Critical Accounting Policies

We prepare our financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States, which require management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Use Of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

As of May 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) the extent of management conducted by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of May 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. To our knowledge, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on February 28, 2014 in addition to other information in such report and in this quarterly report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of those risks. You could lose all or part of your investment due to any of these risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the quarter ended May 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As disclosed in a  filing on Form 8-K with the SEC on May 13, 2014, the Company entered into a non-binding letter of intent with Cutaia Media Group, LLC ("Cutaia") to acquire all of the issued and outstanding securities of Cutaia. The initial terms of the letter of intent are disclosed in that filing.  Effective May 19, 2014, Cutaia converted to a Nevada corporation under the name “bBooth, Inc.”. The letter of intent was subsequently amended on May 23, 2014 and June 5, 2014, To date, no definitive agreement with respect to the transaction has been entered into, however the parties continue to negotiate in good faith towards its completion.  However, there is no assurance that the transactions contemplated by the letter of intent, as amended, will be completed under the terms planned or at all.

During the period ended May 31, 2014, there were no material changes to the procedures by which security holders may recommend new nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed on April 8, 2013)
3.2	Bylaws (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed on April 8, 2013)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
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

GLOBAL SYSTEM DESIGNS, INC .

Dated: July 3, 2014	/s/ Paul McDonald
Paul McDonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)