Form 10-Q
period 2014-08-31
Global System Designs, Inc.
filed 2014-10-02
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

941-613-9858
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

As of September 29, 2014, there were 5,825,000 shares of the issuer's common stock, par value $0.0001, outstanding.

GLOBAL SYSTEM DESIGNS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended November 30, 2014.

INDEX TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period from November 27, 2012 (Date of Inception) to August 31, 2014:
(Unaudited)

GLOBAL SYSTEM DESIGNS, INC.
Consolidated Balance Sheets

	August 31,	November 30,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$21,500	$22,971
Accounts receivable	-	7,757
Prepaid expenses	798	12,000
Total current assets	22,298	42,728

TOTAL ASSETS	$22,298	$42,728

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$52,254	$6,324
Total current liabilities	52,254	6,324

TOTAL LIABILITIES	52,254	6,324

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 15,000,000 shares authorized; par value $0.0001, none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; par value $0.0001, 5,825,000 shares issued and outstanding	583	583
Additional paid-in capital	55,117	55,117
Accumulated deficit	(85,252)	(19,194)
Accumulated other comprehensive loss	(404)	(102)
Total stockholders' equity (deficit)	(29,956)	36,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,298	$42,728

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013

REVENUE	$-	$-	$7,768	$-

OPERATING EXPENSES
General and administrative	641	143	1,111	2,768
Professional fees	50,909	2,706	72,715	13,834
Total Operating Expenses	51,550	2,849	73,826	16,602

Net loss from operations	(51,550)	(2,849)	(66,058)	(16,602)

Other Income and Expense	-	-	-	-

Provision for income taxes	-	-	-	-

Net Loss	$(51,550)	$(2,849)	$(66,058)	$(16,602)

Other Comprehensive Loss
Foreign currency translation adjustments	(160)	-	(302)	-

Total Comprehensive Loss	$(51,710)	$(2,849)	$(66,360)	$(16,602)

Basic loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,825,000	4,416,538	5,825,000	3,569,139

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
Period From November 27, 2012 (Inception) To August 31, 2014

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Loss	Equity (Deficit)

Balance as of November 27, 2012 (Inception)	-	$-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	950,000	95	855	-	-	950
Net loss	-	-	-	(950)	-	(950)

Balance, November 30, 2012	950,000	95	855	(950)	-	-

Founders' shares issued at $0.002 per share	2,375,000	238	4,512	-	-	4,750
Common shares issued for cash at $0.02 per share	2,500,000	250	49,750	-	-	50,000
Foreign currency translation adjustments					(102)	(102)
Net loss	-	-	-	(18,244)	-	(18,244)

Balance, November 30, 2013	5,825,000	$583	$55,117	$(19,194)	$(102)	$36,404

Foreign currency translation adjustments	-	-	-	-	(302)	(302)
Net loss (unaudited)	-	-	-	(66,058)	-	(66,058)

Balance, August 31, 2014 (unaudited)	5,825,000	$583	$55,117	$(85,252)	$(404)	$(29,956)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,058)	$(16,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Other comprehensive loss	(302)	-
Changes in operating activities:
Accounts receivable	7,757	-
Prepaid expenses	11,202	-
Accounts payable and accrued liabilities	45,930	246
Net cash used in operating activities	(1,471)	(16,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	54,750
Net cash provided by financing activities	-	54,750

Effect of exchange rate changes on cash and cash equivalents	-	-

Net (decrease) increase in cash and cash equivalents	(1,471)	38,394

Cash and cash equivalents, beginning of period	22,971	-

Cash and cash equivalents, end of period	$21,500	$38,394

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GLOBAL SYSTEM DESIGNS, INC.
Notes to the Financial Statements
August 31, 2014
(Unaudited)

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Global System Designs, Inc. (the "Company") is a Nevada corporation incorporated on November 27, 2012.  It is based in Port Charlotte, FL, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is November 30.

The Company intended to operate as an educational and consulting services business focused on green home construction and renovation projects.  The Company has determined to pursue other business opportunities, and, as a result of looking into new opportunities, on August 11, 2014, we entered into a share exchange agreement with bBooth, Inc. ("bBooth"), pursuant to which we have agreed to acquire all of the shares of bBooth. bBooth is a Nevada company focused on the manufacture and operation of internet-connected, kiosk-sized, professional-quality portable audio-video recording studios, branded and marketed under the name of "bBooth", that allows users to upload videos to social media websites, including bBooth TV Youtube channels, and audition for television reality shows and movies.  Its booths are being deployed in shopping malls and other high traffic areas in various regions of the United States.

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

Basis of Presentation

These consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $21,500 and $22,971 in cash and cash equivalents as of August 31, 2014 and November 30, 2013, respectively.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the periods ended August 31, 2014 and 2013:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Net loss	$(51,550)	$(2,849)	$(66,058)	$(16,602)
Weighted average common shares issued and outstanding (Basic)	5,825,000	4,416,538	5,825,000	3,569,139
Net loss per share, Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

No share-based expenses were recorded from November 27, 2012 (inception) to August 31, 2014.

Advertising Costs

The Company follows ASC 720, Advertising Costs, and expenses costs as incurred. No advertising expense incurred for the periods ending August 31, 2014 and 2013.

Foreign Currency Translations

The Company's functional and reporting currency is the U.S. dollar. Our subsidiary's functional currency is the Canadian dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Equity at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded from November 27, 2012 (inception) to August 31, 2014.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.  See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of August 31, 2014 and November 30, 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of August 31, 2014, the Company has a net loss from operations of $66,058, an accumulated deficit of $85,252 and has earned only limited revenues since inception.  The Company intends to fund the bulk of its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 -   EQUITY

Preferred Stock

The Company has authorized 15,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of August 31, 2014 and November 30, 2013.

Common Shares

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

From inception (November 27, 2012) to August 31, 2014, the Company has issued a total of 5,825,000 shares of common stock for $55,700 cash, as follows:

•	On November 27, 2012, the Company issued to its founder 950,000 shares of common stock at $0.001 per share for $950.
•	On January 8, 2013, the Company issued to its founders 2,375,000 shares of common stock at $0.002 per share for $4,750.
•	During March 2013, the Company issued to unaffiliated investors 725,000 shares of common stock at $0.02 per share for $14,500.
•	On August 13, 2013, the Company issued to unaffiliated investors 1,775,000 shares of common stock at $0.02 per share for $35,500.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	August 31, 2014	August 31, 2013
Income tax expense at statutory rate	$(22,562)	$(5,645)
Valuation allowance	22,562	5,645
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31, 2014	November 30, 2013
Net operating loss carryover	$85,252	$19,194
Valuation allowance	(85,252)	(19,194)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the income tax laws of the United States of America, net operating loss carry forwards of approximately $85,252 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2032.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of August 31, 2014 and November 30, 2013.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues, anticipated costs and expenses and our proposed acquisition of bBooth, Inc.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on February 28, 2014.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements.

All references in this Form 10-Q to "we", "us" or "our" are to Global System Designs, Inc. and our wholly-owned Canadian subsidiary, Global System Designs Inc., as applicable.

Results of Operations

We commenced operations in November 2013. As such, comparative numbers prior to such date are not indicative of our results for the periods ended August 31, 2014, due to the recent start of these operations.

We intended to operate as an educational and consulting services business focused on green home construction and renovation projects. We have since determined to pursue other business opportunities, and, as a result of looking into new opportunities, on August 11, 2014, we entered into a share exchange agreement with bBooth, Inc. ("bBooth"), pursuant to which we have agreed to acquire all of the shares of bBooth. bBooth is a Nevada company focused on the manufacture and operation of internet-connected, kiosk-sized, professional-quality portable audio-video recording studios, branded and marketed under the name of "bBooth", that allows users to upload videos to social media websites, including bBooth TV Youtube channels, and audition for television reality shows and movies.  Its booths are being deployed in shopping malls and other high traffic areas in various regions of the United States.

In exchange for the bBooth shares, we expect to issue, on a one for one basis, an aggregate of approximately 50,000,000 shares of our common stock, comprised of 36,000,000 shares to be issued in exchange for shares held by bBooth shareholders as at August 11, 2014, plus such additional number of shares of our common stock as is equal to the number of shares issued by bBooth pursuant to: (i) a private placement by bBooth (as further described below), and (ii) the conversion of currently outstanding convertible securities of bBooth into bBooth shares, each of which will occur prior to the closing of the share exchange agreement.

The share exchange agreement contemplates that on or prior to the closing of the acquisition:

•	bBooth will have completed a private placement financing pursuant to which it will issue at least 9,000,000 shares of its common stock at a price of $0.50 per share for gross proceeds of not less than $4,500,000;
•	the composition of our board of directors will change such that the board is comprised of one nominee of our company and as many nominees of bBooth as may be agreed upon by our company and bBooth;
•	all of our current officers will resign and be replaced by nominees of bBooth;
•	we will effect a two for one forward split of the shares of our common stock;
•	we will cause the surrender for cancellation to our treasury of such number of shares of our common stock as will result in there being no more than 60,000,000 shares of our common stock outstanding as of the closing, including any shares to be issued to former security holders of bBooth; and
•	we will change our name from "Global System Designs, Inc." to "bBooth, Inc." or such other name as may be determined by our board of directors.

Conditions Precedent to the Closing of the Share Exchange Agreement

The closing of the share exchange agreement is subject to the satisfaction of certain conditions precedent as set out therein, including, but not limited to, the following:

1.	the representations and warranties of the parties as set forth in the share exchange agreement will be true, correct and complete in all material respects as of the closing date and with the same effect as if made at and as of the closing date;

2.	the parties will have performed and complied with all of their respective material obligations, covenants and agreements required under the share exchange agreement;

3.	all documents necessary or reasonably required to consummate the transactions contemplated by the share exchange agreement will have been executed and delivered;

4.	we will be satisfied that our due diligence analysis and other customary examinations that we have performed regarding the financial position and the business of bBooth are consistent, in all material respects, with the representations and warranties of bBooth and its shareholders set out in the share exchange agreement;

5.	no material adverse effect will have occurred with respect to the business of bBooth or any of its outstanding shares since the date of execution of the share exchange agreement;

6.	our company and bBooth will have received all third-party consents and approvals necessary in order to proceed with the share exchange;

7.	on closing, bBooth's total liabilities will not exceed $1,500,000 and our liabilities will not exceed $5,000 (excluding any liabilities incurred in connection with the acquisition of bBooth);

8.	on closing, there will be no more than 60,000,000 shares of our common stock outstanding, including any shares issued to the former securityholders of bBooth;

9.	we will have caused the cancellation of any of our pre-existing convertible securities and deferred compensation agreements to which bBooth or its shareholders are not parties;

10.	no suit, action or proceeding will be pending or threatened which would prevent the consummation of any of the transactions contemplated by the share exchange agreement; and

11.	all closing documents as contemplated by the share exchange agreement shall have been received by our company.

The shares of our common stock to be issued to the shareholders of bBooth upon the closing of the share exchange agreement will not be registered under the Securities Act of 1933, as amended, or under the securities laws of any state in the United States, and will be issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

As at the date of this Form 10-Q, the share exchange agreement has not yet closed. Due to conditions precedent to closing, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will close on the terms provided for in the share exchange agreement, as amended, or at all.

Revenue

We commenced earning revenue during November 2013, which was derived from our consulting operations undertaken through our wholly-owned Canadian subsidiary, Global System Designs Inc.  We earned revenues of $nil and $7,768 for the three and nine month periods ended August 31, 2014, respectively, compared to no revenues for the three and nine month periods ended August 31, 2013.   We generated $14,734 in revenues from inception (November 27, 2012) through August 31, 2014.

Expenses

Operating expenses for the three and nine month periods ended August 31, 2014 were $51,550 and $66,058, compared to $2,849 and $16,602 for the period ended August 31, 2013, respectively.  The increase in expenses can be attributed to increased professional fees and other administrative costs associated with the commencement of our operations. Our increased professional fees of $50,909 and $72,715 for the three and nine months ended August 31, 2014 as compared to $2,706 and $13,834 for the three and nine months ended August 31, 2013, were primarily due to fees incurred in connection with our proposed acquisition of bBooth, as further described above. We have incurred $85,252 in expenses from inception (November 27, 2012) through August 31, 2014.

Liquidity and Financial Condition

Working Capital

	At	At
	August 31,	November 30,	Increase
	2014	2013	(Decrease)

Current Assets	$22,298	$42,728	$(20,430)
Current Liabilities	52,254	6,324	45,930
Working Capital	$(29,956)	$36,404	$(66,360)

Cash Flows

	Nine Months Ended August 31,
	2014	2013
Net Cash Used in Operating Activities	$(1,471)	$(16,356)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	54,750
Net (Decrease) Increase in Cash During the Period	$(1,471)	$38,394

Cash Flow from Operating Activities

During the nine month period ended August 31, 2014, our company used $1,471 in cash from operating activities compared to the use of $16,356 of cash for operating activities during the period ended August 31, 2013. The decrease in cash used for operating activities was primarily attributed to revenues in the current period.

Cash Flow from Investing Activities

From inception (November 27, 2012) through to August 31, 2014, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the period ended August 31, 2014, our company received $nil in cash from financing activities, compared to cash provided by financing activities of $54,750 for the period ended August 31, 2013, from proceeds from the issuance of shares of common stock to our founder and unaffiliated investors.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or generate sufficient revenues to pay for our expenses. Our only source of cash at this time is modest revenues and investments by others.  We must raise cash and/or increase our revenues to stay in business.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated limited revenues from operations.  We cannot guarantee we will be successful in our business operations.  At present, we only have enough cash on hand to cover minimal operating costs for the next 12 months. If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop or expand our operations.

Liquidity and Capital Resources

To meet our need for cash, on April 8, 2013, we filed a prospectus as part of our Registration Statement on Form S-1 under which we sought to raise $80,000 through sales of shares of common stock at a price of $0.02 per share.  On September 10, 2013, we closed the offering and will not sell any additional shares under that prospectus.  We sold 1,775,000 shares under the prospectus, raising a total of $35,500.

We received our initial funding of $5,700 through the sale of common stock to our officers and directors.  Paul McDonald purchased 950,000 shares of our common stock at $0.001 on November 29, 2012 for $950, and 1,000,000 shares on January 8, 2013 for $2,000.  David Rose purchased 1,375,000 shares of our common stock at $0.002 on January 8, 2013 for $2,750.  During March 2013, eight unaffiliated investors purchased an aggregate of 725,000 shares of common stock at $0.02 per share for aggregate proceeds of $14,500 in a private offering.  There have been no other fundings.

Currently we do not have sufficient capital to fund our business development for the next 12 months.  We feel we have enough funds to cover our professional fees for the next 12 months, in order to keep in compliance with regulatory requirements.

Our financial statements from November 27, 2012 (date of inception) through the period ended August 31, 2014, reported $14,734 in revenues and a net loss of $85,252.

Critical Accounting Policies

We prepare our financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States, which require management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and financial officer evaluated and assessed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as at August 31, 2014.  Based on this evaluation, he concluded that, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as identified below under the heading "Management's Report on Internal Control over Financial Reporting". Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.

Management's Report on Internal Control Over Financial Reporting

Our principal executive and financial officer conducted an evaluation, as of August 31, 2014, of the design and operation of our internal control over financial reporting based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, he concluded that, during the period covered by this report, our internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) the extent of management conducted by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our principal executive and financial officer in connection with the review of our financial statements as of August 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal control over financial reporting and disclosure controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on February 28, 2014, in addition to other information in such report and in this quarterly report, including with respect to the risk that our proposed acquisition of bBooth will not close, in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of those risks. You could lose all or part of your investment due to any of these risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the quarter ended August 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the period ended August 31, 2014, there were no material changes to the procedures by which security holders may recommend new nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed on April 8, 2013)
3.2	Bylaws (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed on April 8, 2013)
10.1	Share Exchange Agreement dated August 11, 2014 between our company and bBooth, Inc.(incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as filed on August 15, 2014)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

GLOBAL SYSTEM DESIGNS, INC.

Dated: October 2, 2014	/s/ Paul McDonald
Paul McDonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)