Form 10-K
period 2014-12-31
BBOOTH, INC.
filed 2015-03-31
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to __________________

Commission file number: 000-55314
bBooth, Inc.
 (Exact name of registrant as specified in its charter)
Nevada	46-1669753
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
1157 North Highland Avenue, Suite C, Hollywood, California  90038
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (855) 250-2300

 Securities registered pursuant to Section 12(b) of the Act
Title of Each Class	Name of each Exchange on which registered
Nil	N/A
Securities registered pursuant to Section 12(g) of the Act
Common stock with a par value of $0.0001 per share
 (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]
i

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
Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act
Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
2,500,000 shares of common stock at a price of $1.00 per share for an aggregate market value of $2,500,000.
 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 30, 2015, there were 61,099,999 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable
ii

iii

PART I
ITEM 1. BUSINESS
Forward-Looking Statements
This annual report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.
Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.  You are advised, however, to consult any further disclosures we make in future public filings, statements and press releases.
Forward‑looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of, and demand for, product offerings; the growth of our business and operations through acquisitions or otherwise; and future economic and other conditions both generally and in our specific geographic and product markets.  These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward‑looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled "Risk Factors" in this annual report, which you should carefully read.  Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward‑looking statements. You should be prepared to accept any and all of the risks associated with purchasing any securities of our company, including the possible loss of all of your investment.
Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.
In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.
As used in this annual report on Form 10-K, the terms "we", "us" "our" and "bBooth" refer to bBooth, Inc., a Nevada corporation, and our wholly-owned subsidiaries, bBooth (USA), Inc. and Global System Designs Inc., unless otherwise specified.

Corporate Overview – Formation, Corporate Changes and Material Mergers and Acquisitions
We were incorporated in the State of Nevada on November 27, 2012.  Following incorporation, our business related to the development and marketing of "green building" information for homeowners and owners-builders.  In January 2013, we formed a Canadian subsidiary, "Global System Designs Inc." in response to Canadian demand for consultative building services. In the second quarter of 2014, we decided to explore alternative business opportunities in order to maximize shareholder value.
On October 16, 2014, we completed the acquisition of bBooth (USA), Inc., a private Nevada corporation ("bBooth USA"), pursuant to the terms of a share exchange agreement dated August 11, 2014, as amended, among our company, bBooth USA and the shareholders of bBooth USA (the "Exchange Agreement"). As a result of our acquisition of bBooth USA, we ceased to be a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.
bBooth USA was formed as a limited liability company under the laws of the State of Nevada under the name "Cutaia Media Group, LLC" on December 12, 2012.  On May 19, 2014, Cutaia Media Group, LLC effected a merger under the laws of the State of Nevada with its affiliate, bBooth, Inc., a Nevada corporation, with bBooth, Inc. as the surviving corporation, in order to convert from a limited liability company into a corporation. On October 17, 2014, we changed the name of the private Nevada corporation to "bBooth (USA), Inc.".
bBooth USA is focused on the manufacture and operation of internet-connected, kiosk-sized, professional-quality portable audio-video recording studios, branded and marketed under the name of "bBooth", as further described below under "Our Business").
Prior to the closing of the Exchange Agreement, on October 6, 2014, our company effected a name change by merging with our wholly-owned Nevada subsidiary named "bBooth, Inc.", with the surviving corporation having the new name of "bBooth Inc.".  In addition, on October 6, 2014, our company effected a two for one forward stock split of our authorized and issued and outstanding common shares. As a result, our authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 200,000,000 shares of common stock with a par value of $0.0001 per share and our outstanding shares of common stock increased from 5,825,000 shares to 11,650,000 common shares outstanding. The 15,000,000 shares of preferred stock with a par value of $0.0001 per share authorized under our capital structure were unchanged in connection with the forward stock split of our common shares. The Nevada subsidiary referred to in this paragraph was created solely for the purpose of effecting the name change and stock split.
The name change and forward split became effective for trading purposes at the opening of trading on October 16, 2014 under the stock symbol "GLSID". Our stock symbol was changed to "BBTH" effective on November 12, 2014. Our new CUSIP number is 07331L 108.
Immediately prior to the closing of the Exchange Agreement, bBooth USA converted loans in the aggregate amount of $1,669,316 in principal and accrued interest into an aggregate of 4,769,473 shares of bBooth USA's common stock, at a conversion price of $0.35 per share. All of such bBooth USA shares were then converted into shares of our common stock on a one for one basis in connection with the closing of the Exchange Agreement.
Between September 30, 2014 and October 2, 2014, bBooth USA completed a private placement pursuant to which it issued an aggregate of 9,000,000 shares of common stock at a price of $0.50 per share for gross proceeds of $4,500,000. bBooth USA also issued an aggregate of 659,600 shares of common stock and paid an aggregate cash fee of $412,250 to certain finders in connection with the private placement. Such finders were also reimbursed an aggregate of $23,072 for expenses incurred in connection with the private placement. All of the shares of bBooth USA's common stock issued in connection with the private placement, including the shares issued to the finders, were converted into shares of our common stock on a one for one basis in connection with the closing of the Exchange Agreement.

On December 11, 2014, Songstagram, Inc. ("Songstagram") and Rocky Wright ("Wright") issued secured promissory notes (collectively, the "Promissory Notes") in connection with advances that our company made to Songstagram and Wright.  The advances were made by our company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by our company. Pursuant to the Promissory Notes, Songstagram has promised to pay us the principal sum of $475,000, together with interest at a rate equal to 8% per annum and Wright has promised to pay us the principal sum of $386,435, together with interest at a rate equal to 8% per annum.  All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Promissory Notes, were due and payable on the earlier of (i) our demand for payment; or (ii) when, upon or after the occurrence of an event of default, we declared such amounts due and payable or such amounts were made automatically due and payable under the terms of the Promissory Notes.  During any period in which an event of default had occurred and was continuing, Songstagram and Wright, as applicable, agreed to pay interest on the unpaid principal balance at a rate of 13% per annum.  The Promissory Notes could have been prepaid without our prior written consent.
In connection with the Promissory Notes, we took security over all of the assets of Songstagram and Wright (related to Songstagram) pursuant to security agreements (collectively, the "Security Agreements") with Songstagram and Wright dated December 11, 2014.  Pursuant to the Security Agreements, Songstagram and Wright, as applicable, agreed to, among other things, (i) pay all secured obligations when due; (ii)  upon or following the occurrence of an event of default, pay all of our costs and expenses, including reasonable attorneys' fees, incurred by us in the perfection, preservation, realization, enforcement and exercise of our rights, powers and remedies under the Security Agreements; and (iii) execute and deliver such documents as we deemed necessary to create, perfect and continue the security interests.
Effective January 20, 2015, we entered into an acquisition agreement (the "Acquisition Agreement") with Songstagram and Wright, pursuant to which we agreed to acquire from Wright all assets and intellectual property that Wright owned related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. ("Qubeey"), and (v) all software applications of Qubeey, in consideration of the forgiveness of all principal and interest owing by Wright to our company under the Promissory Notes.
In connection with the Acquisition Agreement, we also agreed to employ Wright in a position, and upon terms and conditions, to be mutually agreed upon by our company and Wright. Wright also agreed that any prior agreements between Wright and Songstagram were of no further force or effect, and that any right, title, interest or claim Wright might have in connection with such agreements was fully satisfied and extinguished. Wright and Songstagram also released our company, and other third parties associated or affiliated with our company, from any claims arising under any such agreements, or otherwise, with respect to the business and assets of Songstagram and Qubeey.
In connection with the Acquisition Agreement and our prior demand for the repayment of all monies owing by Songstagram to our company under the Promissory Notes, as Songstagram was unable to repay such monies, Songstagram consented to the enforcement of the security granted under the Security Agreements, by way of a strict foreclosure. In accordance with the terms of the Acquisition Agreement, and as further provided for in a surrender of collateral, consent to strict foreclosure and release agreement dated January 20, 2015 (the "Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement") between our company and Songstagram, Songstagram agreed to turn over all collateral pledged under the Security Agreements and consented to our retaining such collateral in satisfaction of the indebtedness due under the Promissory Notes.

In connection with the Acquisition Agreement, we and Songstagram entered into termination agreements and releases (each, a "Termination Agreement") with six employees of, or consultants to, Songstagram pursuant to which each such persons agreed to: (i) the termination of any existing agreements to which they and Songstagram were parties, and (ii) release any claims against our company and Songstagram with respect to the assets and business of Songstagram and Qubeey.
Effective March 4, 2015, we entered into a settlement and release agreement with Songstagram and Jeff Franklin ("Franklin"), pursuant to which we issued 500,000 shares of common stock of our company to Franklin in full settlement and release of a claim that he has on certain assets that we acquired from Songstagram.
Our Business
Our business has evolved from one based primarily on our bBooth kiosks, to an integrated platform comprised of the bBooth kiosks and a mobile app we have branded "kord".  We are promoting our kord mobile app combined with our bBooth kiosks as a new platform for content creation and distribution, artist promotion, fan engagement and talent discovery.
The bBooths
The bBooths are kiosk-sized, family-friendly, professional quality, audio-video recording studios we are placing in high traffic common areas of shopping malls in select cities in the United States.  bBooth is where anyone can audition for television shows or movies, or just create fun videos to share with friends and family through our kord mobile app and on our YouTube Channels, Facebook, Twitter, Instagram and other popular social media platforms.
The bBooth Experience
Our flagship model bBooths are 10'x12' oval shaped structures, covered with video monitors mounted on a perforated stainless steel skin, through which thousands of controlled LED lights shine, creating an alluring colorful glowing effect.  bBooths will be placed prominently in the common areas of shopping malls, such as center aisles and food courts.  Two giant 80" portrait-oriented display screens and speakers incorporated into the exterior of the booths are used for bBooth and sponsor messaging, to showcase performers who opt for "public mode" during their performances, and for promoting our kord app and the artists whose music and other content is featured in the app, encouraging consumers to download the app and become active users.
Public mode allows users to garner attention in the mall in real-time, as shoppers crowd around bBooths to watch the live performances and cheer on the performers.  The outside of the bBooths are also embedded with four iPads where users sign-in, select their bBooth experience, receive instructions, choose songs, select their TV studio quality green-screen backgrounds, and swipe their credit cards for charges that range from $5 to $20+, or, in certain circumstances, free through certain kord app subscription plans and sponsor paid events.  The interior of bBooth contains a large green screen, audio monitors, microphone, speakers, headphones and input jacks to plug-in instruments or portable music players and a large touchscreen monitor where users select the start and end of their recording, view song lyrics, adjust audio controls and can see themselves performing.  bBooths can accommodate up to 5 people comfortably at a time.  bBooths are staffed with attendants we call "Talent Scouts", each of whom are performers, who not only assist and enhance the customers' experience at bBooth, but who also perform in the booths in "public mode" as a means of attracting the attention of mall patrons.

We currently have bBooths deployed in Westfield's Culver City mall, in Culver City, Los Angeles, California; in Hollywood & Highland mall, in Hollywood, California; and in Simon Property Group's Opry Mills mall in Nashville, Tennessee.  Additional locations are expected to be added this summer when we unveil our Version 3 bBooths that incorporate new technology acquired through our acquisition of Songstagram, Inc. and our new bBooth owned operating system that integrates seamlessly with our kord app.  This will allow users who create a profile on the kord app to use any bBooth simply by entering their user name and password, at which time they can access their profile and all of the content they have on their kord app through the bBooth. They can then select content they previously purchased through the app and re-do it in the bBooth with the benefit of the booth's professional quality audio, video and green screen capabilities.
Our Mobile bBooth
In connection with our agreement with Studio One Media, Inc., as further described below, we acquired a fully operational mobile booth which we have deployed at special events, including iHeart Media and Kiis FM's Jingle Ball Festival at Los Angeles Staples Center. We intend to use the mobile booth to conduct additional promotional and marketing events to enhance awareness of bBooth and the kord app at other festivals, concerts, and special event sites around the country.
The Kord App
Effective January 20, 2015, we entered into an acquisition agreement with Songstagram, Inc. ("Songstagram") and Rocky Wright, founder and CEO of Songstagram ("Wright"), pursuant to which we acquired all assets and intellectual property of Songstagram and all assets and intellectual property that Wright owned that was related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. ("Qubeey"), and (v) all software applications of Qubeey. The primary asset of Songstagram was a mobile app called "Songstagram".  The Songstagram app is a video creation and social sharing mobile app, designed for Apple IOS mobile devices and Google Android mobile devices, as well as Windows and Mac laptop and desktop computers. We are currently in the process of rebranding the app as "kord" and several new enhancements are being added.
While the physical booths are eye-catching, brand-building, brick and mortar retail flagships, kord is a mobile app that we expect will not only extend and enhance the bBooth user experience to mobile devices, but will also add users and associated revenue scale to the business.  The kord app is expected to allow users to browse, watch, interact with, comment on, create and share their own videos as well as the videos of others, whether created on their mobile device or in a mall-based bBooth.  It is also expected to allow users to purchase music and music videos and interact with that music in new ways, and to allow singer-songwriters and other original talent to sell their songs and other video content through their own online store, while providing them with direct fan engagement opportunities we do not believe are generally available elsewhere.
The kord app is expected to serve as a marketplace, bringing together talent and those looking to hire talent.  It will allow users to create a public profile, accessible from the app, as well as at any bBooth, and provide a store-front and cloud based storage locker for their videos, photos and other material they can use to market themselves and be discovered.  The kord app is intended to be where anyone and everyone can view, follow, and interact with up and coming talent and where content creators will go to find and discover talent.  The bBooth retail platform, coupled with our fully integrated kord app, are expected to provide access to and for talent everywhere, disrupting the traditional television and music industry models by offering opportunities and access previously reserved to industry insiders.

The kord app is expected to provide numerous monetization opportunities through in-app purchases of music and videos, and the upsell of premium services such as audio and video enhancement features. We expect to offer kord as a subscription based service with various pricing plans, as well as revenue share pricing on music and other content sold by users through the app.
The kord app was designed to appeal to music fans as well as music artists.  Unlike many popular streaming music and video apps where users can only listen to music or just watch video content, it is anticipated that kord users will be able to interact with their favorite music and video content as well as their favorite artists through the app.
For Fans – An Interactive Experience
•	Users can interact with their favorite music by recording videos of themselves with the app singing their favorite songs that they can then share across social media;
•	Users can import their iTunes library into the app and use that music to add soundtracks to the videos they create - up to 4.5 minutes;
•	Users can challenge friends to 'best video' contests called 'Battles', engaging friends and followers to participate; and
•	Users will receive targeted messages from their favorite artists, including special 'insider access' to local concert information, promotions, merchandise, contests, appearances and/or new releases by their favorite artists.
For Artists – Direct Fan Engagement and Potential New Monetization Opportunities
•	Artists can use the app to engage directly with the fans that are listening to and interacting with their music and other content which could potentially increase monetization opportunities for the artists;
•	Artists will be able to have their own "store" in the app through which they could sell content and merchandise directly to their fan base;
•	Artists can utilize the tools in the app, such as our proprietary 3-D like technology, whereby artists will appear to walk across the screens of desktop computers and mobile devices, delivering targeted messaging directly to the fans listening to their music or watching their content;
•	Artists can create kordPRO artist profiles, which will include photos, promotional videos and other content for fans to access and engage; and
•	Artists can access and utilize the app's analytics to track sales and other activities of their fans interacting with their content.
Discovering Talent
The bBooth/kord platform accommodates all types of talent – singers, actors, comedians, models, hosts, personalities, newscasters, bands, songwriters, and anyone who wants to express themselves and/or be discovered.  More than a social media platform, it is also expected to serve as a marketplace, connecting talent with agencies ( such as, talent, advertising and modeling agencies), production companies, casting directors, TV and radio networks, film studios, bands, orchestras, and local theater companies.

Principal Products
We intend to generate revenue from the following sources:
•	transaction fees at the bBooths, as users of the bBooths are required to pay fees to use and perform in the bBooths (unless otherwise part of a kord subscription package);
•	transaction fees through kord in-app subscriptions and other purchases, as users will pay to purchase music and videos on the app and pay to purchase various premium services and options (such as audio and video enhancement features);
•	paid brand sponsorships, by displaying brands on the bBooth TV screens, on our website and in the kord app;
•	fees for online and mobile advertising by displaying advertising on our website and in the kord app; and
•	user data/lead generation fees from the sale of demographic data to be developed from our bBooth and mobile app businesses.
Operations
Our company is headquartered in Hollywood, California, where our executive, administration and operational management are based. Beginning in the fourth quarter of 2014, we started deploying bBooths in states other than California, however we are still headquartered and managed from our Hollywood location.
Our Market
Based on recent internal data, we believe our market is 38% male and 63% female, with nearly 50% in the 18 to 24 age range, 18% in the 25 to 34 age range and 16% in the 13 to 17 age range.
Distribution Methods
The first version of our kord app has been released in a beta version and is available in Apple's App Store for IOS devices and in Google's Google Play Store for Android devices under the beta name "Songstagram". We intend to release an updated version branded as kord in the second quarter of 2015.
Marketing
We have a well-developed marketing plan based around our bSeen – bHeard – bDiscovered – bBooth campaign, which is designed to attract active paying users to our bBooth/kord platform where we expect the majority of our revenue will be generated. As part of our marketing plan, we intend to leverage our physical bBooth retail platforms, located in highly trafficked areas around the country, which we believe will create awareness of our company and our products and services.  In addition, we intend to offer monthly casting and contest opportunities promoted both at the bBooths and through our kord app, as well as through our extensive social media network. We also plan to conduct nation-wide tours with our new mobile bBooth, making stops at key festivals, events and concerts.  We expect to continue our thought leadership positioning (such as management appearing on panels at digital convergence conferences) and through our blogs, social media initiatives, press-releases and article placements, as well as through our online and on-radio interviews with artists and musicians discovered through our platform that are 'up and coming'. Management believes these activities will serve to build a nation-wide awareness and demand for our products and services.

We have begun negotiating with major record labels and certain established pop and urban artists with extensive social media followings who have expressed interest in associating themselves with our company to promote their use of our kord app, and to utilize our platform to distribute their original content and access potential monetization opportunities from the direct fan engagement capabilities offered by our kord app.
Competition
The music download, music performance, karaoke, and related industries are highly competitive and dominated by large and established companies. However, management is currently unaware of any existing direct competitor involved in the development and deployment of recording booths in the United States that share a similar business model and target customer demographic.  Other companies are in varying stages of development and commercialization of mobile applications and web-based solutions that would provide similar functions to the bBooth concept, but without the significant advantages of a professional recording environment, combined with the scalability and social media capabilities of our kord app. As a result, management believes that these companies will not become material competitors, but may become an additional source of revenue as they could help cultivate the market for our services as their customers may become aware of, and elect to use, bBooth to provide a unique and enhanced experience that cannot be achieved with a mobile device or home recording gear alone.
Intellectual Property
bBooth's operating system and our kord app are comprised of certain proprietary software, code and know-how that are of key importance to our plan of operations.
Studio One Media License and Option to Purchase
Effective September 30, 2014, we entered into a letter agreement with Studio One Media, Inc. ("Studio One"), pursuant to which we agreed to acquire exclusive rights to certain technologies, intellectual property, and patents from Studio One. The key terms of the letter agreement consist of the following:

•	we agreed to pay Studio One $1,250,000 over 18 months, as further described below, for a conditional perpetual license of Studio One's intellectual property (including related patents and other assets), of which, to date, $200,000 has been paid;
•	we agreed to grant 600,000 shares of our common stock to Studio One, which shares have been issued;
•	Larry Ryckman, founder and chief executive officer of Studio One, agreed to render consulting services to our company, which have commenced, in accordance with the terms of an agreement pursuant to which we agreed to pay Mr. Ryckman consulting fees of $16,666.00 per month and to grant him 600,000 warrants, which were granted effective November 12, 2014, each of which is exercisable into one share of our common stock at a price of $0.50 per share, until November 12, 2019; and
•	upon full payment of the $1,250,000 cash consideration, we will have the option to purchase Studio One's intellectual property, six complete MyStudio booths, one fully operational mobile studio and truck, and an interest in its MyStudio TV show, for nominal additional consideration.

The letter agreement with Studio One is intended to be superseded by a definitive license agreements, which we expect to execute within 60 days of the date of this annual report. The balance of the $1,250,000 cash consideration will be payable as follows: $200,000 will be payable on execution of the definitive license agreements; $100,000 will be payable on the date that is 90 days following the execution of such agreements; $250,000 will be payable on the date that is 180 days following the execution of such agreements; $250,000 will be payable on the date that is nine months following the execution of such agreements; and $250,000 will be payable on or before the date that is 18 months following the execution of such agreements.
We believe the rights to be acquired from Studio One will, among other things, provide our company with a portfolio of patents that we expect will be useful in the operation of our core business and could impede or deter potential competitors.
Research and Development
We spent $156,762 on research and development during the year ended December 31, 2014, and $485,429 on research and development during the year ended December 31, 2013.  These funds were primarily used for development of our bBooths.
Sources and Availability of Products and Names of Principal Suppliers
bBooth currently relies on certain key suppliers and vendors in the construction of its booths and for the maintenance, hosting, and enhancement of the bBooth operating software.  Management believes it has mitigated the associated risks of these single-source vendor relationships by carefully selecting vendors that are large, financially stable, and have long and successful operating histories with demonstrated ability to deliver similar solutions.  bBooths contracts with these vendors does not represent a material portion of their revenue.  In addition, bBooth is actively engaged in the process of evaluating additional vendors and suppliers to provide like or complementary services.
Dependence on Key Customers
Based on our business plan and anticipated future activities as described in this annual report, we do not expect to have any significant customer concentration and accordingly, we do not expect to be dependent on any key customers.
Government Regulation
Government regulation is not of significant concern for the bBooth business nor is government regulation expected to become an impediment to the business in the near or mid-term as management is currently unaware of any planned or anticipated government regulation that would have a material impact on the business.  bBooth management believes it currently possesses all requisite authority to conduct its business as described in this annual report.

Employees
We currently operate with 18 full time employees. We also employ consultants on an as-needed-basis to provide specific expertise in areas of content creation, audio and video editing, video production services, and other business functions including marketing and accounting.  None of our employees or consultants, all of whom work in North America, are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees and consultants are excellent.
Seasonality of Business
There is no seasonality with respect to our business or major fluctuations in monthly demand.
ITEM 1A. RISK FACTORS
An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.
Risks Related to Our Business
We have incurred losses to date and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.
To date, we have not derived any revenues from our operations and have incurred losses since inception. Our net loss was $5,179,241 for the year ended December 31, 2014 and $4,581,547 for the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $10,044,067.  We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our various business units and increase our marketing and sales efforts to drive an increase in the number of consumers utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company.  These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability.  If we are not able to raise sufficient working capital or to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.
The ability of our business to continue its normal and planned operations and to grow and compete will depend on the availability of adequate capital.  We cannot assure you that we will be able to obtain equity or debt financing on acceptable terms, or at all, to continue our normal and planned operations and to implement our growth strategy.  As a result, we cannot assure you that adequate capital will be available to continue our normal and planned operations and to finance our current growth plans, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

We will need substantial additional funding to continue our operations, which could result in dilution to our stockholders. We may not be able to raise capital when needed, if at all, which could cause us to have insufficient funds to pursue our operations, or to delay, reduce or eliminate our development of new programs or commercialization efforts.
We expect to incur additional costs associated with operating as a public company and to require substantial additional funding to continue to pursue our business and continue with our expansion plans. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations.  To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future.  Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all.  If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors.  In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients.  If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts.  Any of these events could significantly harm our business, financial condition and prospects.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, or a loss of confidence in our business, any of which could adversely affect our business, revenues and competitive position.
Regulatory oversight could impact our profitability.
We have shows under development featuring talent and content derived from our booths. Congress and several federal agencies, including the Federal Communications Commission (the "FCC"), extensively regulate the domestic broadcasting industry. For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming. In addition, Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance. In particular, Congress may consider and adopt legislation that would impose an obligation upon all broadcasters in the United States to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers). We cannot predict whether this or other legislation affecting our business will be adopted. Such legislation could have a material impact on our operations and financial results.

Our business is highly competitive and any failure to adapt to changing consumer preferences may adversely affect our business and financial results.
We operate in a highly competitive, consumer-driven and rapidly changing environment. Our success will, to a large extent, be dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers' changing demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. The ability of our competitors to introduce new technologies, products and services more quickly than we do may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors' product and service offerings may require us in the future to make additional research and development expenditures or to offer products and services at no additional charge or at a lower price. In addition, the uncertainty of our ability, and the costs, to obtain intellectual property rights from third parties could impact our ability to respond to technological advances in a timely and effective manner.
We expect that the success of our business will be highly correlated to general economic conditions.
We expect that demand for our products and services will be highly correlated with general economic conditions, as we expect a substantial portion of our revenue will be derived from discretionary spending by individuals, which typically falls during times of economic instability. Declines in economic conditions in the United States or in other countries in which we may operate may adversely impact our financial results. Because such declines in demand are difficult to predict, we or the industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for our products and services. Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, high unemployment and other factors.
Legal challenges to our intellectual property rights could adversely affect our financial results and operations.
We rely on licenses and other agreements with our vendors and other parties and other intellectual property rights to conduct our operations. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management's attention and resources away from our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system failures. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed provision of services or implementation of new service offerings, and the diversion of development resources. We rely on third parties for various aspects of our hardware and software infrastructure. Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Interruption and/or failure of any of these systems could disrupt our operations and damage our reputation, thus adversely impacting our ability to provide our services, retain our current users and attract new users. In addition, our information technology hardware and software infrastructure may be vulnerable to unauthorized access, misuse, computer viruses or other events that could have a security impact. If one or more of such events occur, our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure, or otherwise, could be compromised, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.
We expect that significant portions of any potential revenue we may earn in the future will be derived from advertising.  If we are unable to secure sufficient advertising, we may not be able to continue to operate, or grow, our business.
We expect that a significant amount of our future revenue will be derived from advertising. With the continued development of alternative forms of media, particularly electronic media including those based on the internet, our business may face increased competition. Alternative media sources may also affect our ability to generate advertising revenues. This competition may make it difficult for us to grow or maintain our revenues from operations. Difficulties generating advertising revenue may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Global economic conditions remain uncertain, and if they do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may adversely impact our future revenues, profit margins, cash flow and liquidity. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which may also adversely impact our results. Any failure to generate sufficient advertising revenues from our operations could have an adverse effect on our revenue, profit margins, cash flow and liquidity.
We are dependent on third parties to, among other things, supply our booths, provide the bandwidth necessary to transmit content, and utilize the content derived therefrom for the potential generation of revenues.
We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our products and services. Some of these third parties do not have a long operating history or may not be able to continue to supply the equipment and services we desire in the future. Some of our vendors and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors' capacity, or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some products and services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our users. These events could materially and adversely affect our ability to retain and attract users, and have a material negative impact on our operations, business, financial results and financial condition.

Our business may be affected by changing consumer preferences or by failure of the public to accept any new product offerings we may pursue.
The production and distribution of entertainment content is an inherently risky business because the revenue that may be derived depends primarily on the content's acceptance by the public, which is difficult to predict. Consumer and audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. In addition, competing entertainment content, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy and increasing digital and on-demand distribution offerings may also affect the audience for our content. Our expenses may increase as we invest in new programming ideas, and there is no guarantee that the new programming will be successful or generate sufficient revenue to recoup the expenditures.
In addition, we expect that consumer acceptance of our offerings will be key to the success of our business and its ability to generate advertising and ancillary revenues. If MTV decides to proceed with "The Audition", we may derive a portion of our revenues from this proposed television program.  However, during recent television seasons, ratings for many reality television based, audition or entertainment focused programs, such as "American Idol" and "America's Got Talent" have shown significant declines. In the event that we are not able to secure a significant television audience for "The Audition", or enough people submitting tapes for "The Audition" via our bBooths, it is unlikely that we will be able to generate material, if any, revenues from that business unit. Consequently, we believe that low public acceptance of our booths, programming or services offered would have an adverse effect on our results of operations.
Risks Related to Ownership of our Common Stock
Our board of directors is authorized to issue additional shares of our common stock that would dilute existing stockholders.
We are currently authorized to issue up to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock, of which 61,099,999 shares of common stock and no shares of preferred stock are currently issued and outstanding as of March 30, 2015. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval.  The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.
Trading on the OTC Bulletin Board and the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.
Our common stock is quoted on the Over the Counter Bulletin Board and on the OTCQB operated by the OTC Markets Group, Inc. Trading in stock quoted on these markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the neither of these markets are a stock exchange, and trading of securities on these markets is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.
A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock.  lf we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.
Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.
We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.
If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud.  We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As a public company, we have significant requirements for enhanced financial reporting and internal controls.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.
The market price of our common stock may be volatile.
The market price of our common stock may be highly volatile.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate, or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.  In addition, public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.
Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.
Certain of our executive officers and directors own a significant percentage of our outstanding capital stock.  As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own over 50% of our outstanding voting stock.  The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock.  The interests of such persons may differ from the interests of our other stockholders.  As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company's other stockholders may vote, including the following actions:
•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our certificate of incorporation or by‑laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for a vote.
This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Penny stock rules will limit the ability of our stockholders to sell their stock.
The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder's ability to buy and sell our stock.
In addition to the "penny stock" rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.
Trends, Risks and Uncertainties
We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We maintain offices, having an area of approximately 7,000 square feet, in Hollywood, California under an operating lease that expires in August 2015 for monthly rent of approximately $16,550.  We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.
ITEM 3. LEGAL PROCEEDINGS
We know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our assets or properties, or the assets or properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.
We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is not traded on any exchange but is currently available for trading in the over‑the‑counter market and is quoted on the Over the Counter Bulletin Board and on the OTCBQ operated by the OTC Markets Group, Inc. under the symbol "BBTH." Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects.
Effective October 6, 2014, we completed a merger with our wholly-owned subsidiary, bBooth, Inc., in order to change our name from "Global System Designs, Inc." to "bBooth, Inc.", and we effected a two for one forward stock split of our authorized and issued and outstanding common shares. As a result, our authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 200,000,000 shares of common stock with a par value of $0.0001 per share and our outstanding shares of common stock increased from 5,825,000 shares to 11,650,000 common shares outstanding. The 15,000,000 shares of preferred stock with a par value of $0.0001 per share authorized under our capital structure were unchanged in connection with the forward stock split of our common shares.
The name change and forward split became effective for trading purposes at the opening of trading on October 16, 2014 under the stock symbol "GLSID". Our stock symbol changed to "BBTH" effective on November 12, 2014.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.
Trades in our common stock may be subject to Rule 15g‑9 of the Securities Exchange Act of 1934, as amended, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.
The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system).  The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock.  As a result of these rules, investors may find it difficult to sell their shares
Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
Quarter Ended	High Bid	Low Bid
December 31, 2014	$1.95	$0.53
September 30, 2014	-	-
June 30, 2014	-	-
March 31, 2014	-	-
December 31, 2013	-	-
September 30, 2013	-	-
June 30, 2013	-	-
March 31, 2013	-	-
On March 27, 2015, the closing price of our common stock as reported by the OTC Bulletin Board was $1.30 per share.
Transfer Agent
Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Action Stock Transfer Corporation, located at 2469 East Fort Union Boulevard, Suite 214, Salt Lake City, Utah, 84121.  Their telephone number is (801) 274-1088 and their fax number is (801) 274-1099.

Holders of Common Stock
As of March 30, 2015, there were approximately 127 holders of record of our common stock. As of such date, 61,099,999 shares of our common stock were issued and outstanding.
Dividends
We have never declared or paid dividends.  We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business.  The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes certain information regarding our equity compensation plans as of December 31, 2014:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders	6,470,000	$0.50	5,530,000
Total	6,470,000	$0.50	5,530,000
Effective October 16, 2014, our board of directors adopted and approved the 2014 Stock Option Plan.  The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company's long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company's business.
The Plan provides for the grant of incentive stock options to purchase shares of our common stock to our directors, officers, employees and consultants. The Plan is administered by our board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. A maximum of 12,000,000 shares are reserved and set aside for issuance under the Plan. Each option, upon its exercise, entitles the optionee to acquire one share of our common stock, upon payment of the applicable exercise price, which is determined by the board at the time of grant. Stock options may be granted under the Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the Plan.
Vesting terms are determined by the board of directors at the time of grant, provided that, if no vesting schedule is specified at the time of grant, 25% of the options granted will vest on first anniversary of the date of grant, and 25% of such options will vest each year thereafter, until fully vested. Options that have vested will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) the expiration of the options; (ii) the date of an optionee's termination of employment or contractual relationship with our company for cause (as determined in the sole discretion of the plan administrator; (iii) the expiration of three months from the date of an optionee's termination of employment or contractual relationship with our company for any reason whatsoever other than cause, death or disability (as defined in the plan); or (iv) the expiration of one year from termination of an optionee's employment or contractual relationship by reason of death or disability.

Recent Sales of Unregistered Securities
Since the beginning of our fiscal year ended December 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.
Overview
We were incorporated in the State of Nevada on November 27, 2012. Following incorporation, our business related to the development and marketing of "green building" information for homeowners and owners-builders. In January 2013, we formed a Canadian subsidiary, "Global System Designs Inc." in response to Canadian demand for consultative building services. In the second quarter of 2014, we decided to explore alternative business opportunities in order to maximize shareholder value. As a result, we entered into the Exchange Agreement with bBooth USA, which closed on October 16, 2014.
Cutaia Media Group was formed as a limited liability company under the laws of the State of Nevada on December 12, 2012.  On May 19, 2014, bBooth Inc. was incorporated under the laws of the State of Nevada and both entities entered into a Plan of Merger, pursuant to which all of the membership interests of Cutaia Media Group were exchanged at a ratio of one unit of membership interest into one share of common stock of bBooth USA, which became the surviving entity.
Following the closing of the Exchange Agreement, our company commenced focusing on the business currently carried on by bBooth USA, which is the manufacture and operation of internet-connected, kiosk-sized, professional-quality audio-video recording studios, branded and marketed under the name of "bBooth", which are integrated into a social media, messaging, gaming, music streaming and video sharing app.

Because the operations and assets of bBooth USA represent substantially our entire business and operations as of the closing date of the Exchange Agreement, our management's discussion and analysis contained in this annual report is based on bBooth USA's operations.
Product Development
In addition to the 10'x12' sized flagship style bBooths our company is deploying in shopping malls, our company is currently developing a smaller bBooth that will accommodate only 1-3 people.  The smaller booth (currently referred to internally as "bBooth Express") is designed to appeal to a broader demographic looking to record an electronic greeting card or other video recorded message for quick distribution to friends, family and social media followers.  Our marketing research indicates that these consumers don't require professional quality recordings in a completely sound-proof chamber, but are more interested in a fun, social experience.  bBooth Express will be fully automated, requiring no attendant, and its weather-proof compact footprint will allow it to be deployed in many more locations at a far lower cost than the flagship bBooth models.  Cost of production is also expected to be significantly lower than the flagship bBooth models.
Growth
We are preparing for rapid growth following the near-term deployment of our booths, the release of our kord app, the airing of one or more of online shows and the media attention we anticipate will result.  Accordingly, management has been focused on the dynamic scalability of its mobile and online infrastructure, vendor/contractor capacity and supply, national-scale staffing and human resources capabilities, and the expansion of the management team.  As management believes our products and services have global appeal, management expects that our company will undergo a long sustained growth trend as it implements its international roll-out initiatives.
Industry Trends
Management believes that our company is uniquely well-positioned to enjoy the current industry growth trends of social media, mobile video and video sharing and online streaming music.
Social Media Growth
Social Media and online content have grown by an average of 900% compound annual growth rate  (ranging from 71% for LinkedIn to 4900% for Pinterest, and includes Facebook, Twitter, WordPress, Tumblr and Google+) since the acquisition of YouTube by Google in 2006 to end of 2012. (Source: dstevenwhite.com).
Mobile Video Growth
Cisco estimates that over two-thirds of the world's mobile data traffic will be video by 2018.  Mobile video is expected to increase 14-fold between 2013-2018, accounting for 69% of total mobile data traffic by the end of 2018. (Source: Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update (2013 – 2018))
Streaming Music Growth
Nielsen SoundScan says on-demand streaming services jumped 42% in the first half of 2014 compared to a year ago, soaring to 70.3 million streams.  Sales of digital downloads, meanwhile, dropped 13% to $593.6 million during the first six months, from $682.2 million the year before. (Source: Nielsen Entertainment  & Billboard's 2014 Mid-Year Music Industry Report)

Conclusion
Management believes bBooth's retail kiosk platform combined with its kord app, allowing consumers to easily create and share high quality video content and to interact with music in new ways through a mobile app will position our company at the forefront of the video and music streaming and sharing revolution.  Management believes that the market is continuing to ascribe higher and higher valuations for businesses in the sectors occupied by bBooth.
Key Opportunities
We believe there are numerous mobile video sharing and distribution platforms with existing active user bases that range from several million to tens of millions of users that could be acquired by our company through one or more accretive transactions.  Management believes it could integrate such platforms and convert their corresponding users to our higher value proposition kord app and our retail bBooth platform effectively accelerating and increasing our revenue generation and earnings capabilities.
Results of Operations
Year Ended December 31, 2014 and 2013
The following is a comparison of the results of our operations for the year ended December 31, 2014 and 2013.
	For the Year Ended
	December 31, 2014	December 31, 2013	Change
Research and development expense	$156,762	$485,429	$(328,667)
General and administrative expense	4,708,163	4,096,118	612,045
Loss from operations	4,864,925	4,581,547	283,378
Interest expense	314,316	-	314,316
Net Loss	$5,179,241	$4,581,547	$597,694
Revenues
We did not generate any revenue during the years ended December 31, 2014 or 2013.
Operating Expenses
Research and development expense. Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology for our booths and our mobile app.  The expense is decreasing as the majority of the technological development and design of our booths was incurred during 2013.
General and administrative expense. For the year ended December 31, 2014, our general and administrative expenses consisted primarily of approximately $1,139,629 for consulting expenses, $270,666 for officer compensation, $303,992 for professional fees, and $561,860 for salary related expenses.  The general and administrative expense for 2014 increased as compared to the year ended December 31, 2013 primarily due to the payment of $500,000 as partial consideration for the acquisition of the technology license from Studio One.  Additionally, there was $834,606 of share-based compensation in 2014 from the issuance of stock options and warrants in November 2014, as well as increased operating expenses in 2014 relating to consulting, payroll and professional fees. This increase was partially offset by $2,946,740 of fees to management consultants in 2013.

Interest expense.  For the year ended December 31, 2014, our interest expense amounted to $314,316, which represented interest associated with notes payable issued in June 2014 of $62,316, as well as $252,000 for the amortization of debt issuance costs resulting from the issuance of convertible notes payable.  There was no interest expense during the same period in 2013, as we had no interest bearing debt outstanding during that timeframe.
Liquidity and Capital Resources
The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2014 and 2013.
	For the Year Ended
	December 31, 2014	December 31, 2013
Cash (used in) operating activities	$(3,728,888)	$(1,224,029)
Cash (used in) investing activities	(310,206)	(29,345)
Cash provided by financing activities	5,086,987	1,377,598
Increase in cash	$1,047,893	$124,224
For the year ended December 31, 2014, our cash flows used in operating activities amounted to $3,728,888, compared to cash used in 2013 of $1,224,029.  The primary reason for the change relates to higher spending in 2014 relating to consulting, professional fees and salary related costs in order to execute our business plan.  Our cash used in investing activities amounted to $310,206 for the year ended December 31, 2014, as compared to $29,345 for 2013.  Our cash used in investing activities was higher in 2014 due primarily to $199,428 in deposits paid for bBooth equipment and $110,778 for the purchase of property and equipment.  During 2013, our cash used in investing activities was only $29,345 relating to the purchase of property and equipment.  Our cash provided by financing activities for the year ended December 31, 2014 amounted to $5,086,987, as compared to $1,377,598 for 2013.  The cash provided by financing activities was higher during 2014 due primarily to the proceeds from the private placement in October 2014 of $4,500,000, along with the proceeds from convertible notes payable of $1,500,000, offset by the payment of $861,435 from the issuance of a note receivable to Songstagram, Inc.
As at December 31, 2014, we had cash of $1,172,117 and working capital of $1,691,333 as compared to cash of $124,224 and a working capital deficit of $123,670 as at December 31, 2013.  The increase in cash and working capital at December 31, 2014 was primarily the result of cash flows provided from financing activities during the fourth quarter of 2014 resulting from the private placement of common stock. We estimate our operating expenses for the next 12 months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.
We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings.  Due to market conditions and the early stage of our operations, there is considerable risk that our company will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing shareholders.  We can offer no assurance that we will be able to raise such funds.
Going Concern
As more fully described in Note 2 to our audited financial statements included with this annual report, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2014 related to the uncertainty of our ability to continue as a going concern.  We have a significant accumulated deficit and working capital deficit and have incurred losses from continuing operations since inception.  These conditions raise substantial doubt about our ability to continue as a going concern.

Management's plan is to use the financing obtained in connection with the closing of the Exchange Agreement to continue to expand its operations. If we are not successful in continuing to raise additional financing, or generating revenue and becoming profitable, we may have to further delay or reduce expenses, or curtail operations.  The accompanying financial statements of bBooth do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should our company not continue as a going concern.
Critical Accounting Policies
Our company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  On an ongoing basis, management evaluates its estimates, including those related to valuation of the fair value of financial instruments, share based compensation arrangements and long‑lived assets.  These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  For additional information relating to these and other accounting policies, see Note 2 to our financial statements appearing elsewhere in this annual report.
Recently Issued Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-10, Development Stage Entities (Topic 915).  ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity.  ASU 2014-10 is effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.  Our company has elected to early adopt the provisions of ASU 2014-10 and has removed the related disclosures in the accompanying financial statements and notes.
Our company is evaluating how to apply ASU 605, Revenues from Contracts with Customers, before its effective date, however, as we do not yet have revenue to recognize, it will not have an impact on current results of operations, financial position or cash flows.
Notes Payable
On September 30, 2014, we issued a demand promissory note to a third party lender in consideration for a loan in the principal amount of $100,000.  The outstanding principal is due on demand, together with an additional interest fee of $5,000.  On February 26, 2015, we entered into a second loan agreement with this lender for an additional loan in the principal amount of $100,000.  The loan bears interest at the rate of 12% per annum and is due on demand.
On February 26, 2015, we entered into a loan agreement with Rory Cutaia pursuant to which Mr. Cutaia made a loan to our company in the principal amount of $100,000. The loan bears interest at the rate of 12% per annum and is due on demand.

Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Contractual Obligations
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
bBooth, Inc

We have audited the accompanying balance sheets of bBooth, Inc (the "Company")  as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA
March 31, 2015

bBooth, Inc.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$1,172,117	$124,224
Prepaid expenses and other current assets	69,739	13,027
Note receivable	861,435	-
Total current assets	2,103,291	137,251

Deposit for booth equipment	199,428	-
Property and equipment, net	123,807	27,697
Total assets	$2,426,526	$164,948

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$311,958	$185,983
Notes payable	100,000	-
Advances - related party	-	74,938
Total current liabilities	411,958	260,921

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 60,600,000 and 36,000,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively. The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction (see note 5).	6,060	3,600
Additional paid-in capital	12,052,575	4,765,253
Accumulated deficit	(10,044,067)	(4,864,826)
Total shareholders' equity (deficit)	2,014,568	(95,973)
Total liabilities and shareholders' equity (deficit)	$2,426,526	$164,948

The accompanying notes are an integral part of these financial statements

bBooth, Inc.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2014	2013

Research and development expense	$156,762	$485,429
General and administrative expense	4,708,163	4,096,118
Loss from operations	(4,864,925)	(4,581,547)
Interest expense	(314,316)	-
Net loss	$(5,179,241)	$(4,581,547)

Net loss per share, basic and diluted	$(0.13)	$(0.13)

Weighted average number of common sharesutstanding, basic and diluted. The capital accounts have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining basic and diluted weighted average shares (see note 5).	41,079,452	36,000,000

The accompanying notes are an integral part of these financial statements

bBooth, Inc.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2013 and 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2012. The capital accounts of the Company have been retroactively restated to reflect the equivalent number of shares based on the exchange ratio of the merger transaction (see note 5).	36,000,000	$3,600	$184,546	$(283,279)	$(95,133)
Capital contributions	-	-	1,383,967	-	1,383,967
Equity interests issued as payment of salary expense	-	-	250,000	-	250,000
Share based compensation	-	-	2,946,740	-	2,946,740
Net loss	-	-	-	(4,581,547)	(4,581,547)
Balance at December 31, 2013	36,000,000	$3,600	$4,765,253	$(4,864,826)	$(95,973)
Capital contributions	-	-	595,000	-	595,000
Equity interests issued as payment of salary expense	-	-	62,500	-	62,500
Share based compensation	-	-	834,606	-	834,606
Shares issued in connection with license agreement	600,000	60	299,940		300,000
Sale of common stock in private placement, net of offering costs	9,000,000	900	3,827,460	-	3,828,360
Shares issued as offering costs for private placement	659,600	66	(66)	-	-
Conversion of convertible notes	4,769,473	477	1,668,839	-	1,669,316
Effect of share exchange agreement	11,650,000	1,165	(1,165)	-	-
Cancellation of shares in connection with exchange agreement	(2,079,073)	(208)	208	-	-
Net loss	-	-	-	(5,179,241)	(5,179,241)
Balance at December 31, 2014	60,600,000	$6,060	$12,052,575	$(10,044,067)	$2,014,568

The accompanying notes are an integral part of these financial statements

bBooth, Inc.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	Decmber 31,	December 31,
	2014	2013

Operating activities:
Net loss	$(5,179,241)	$(4,581,547)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	14,668	1,648
Equity interests issued as payment of salary expense	62,500	250,000
Shares issued in connection with license agreement	300,000	-
Amortization of debt issuance costs	112,000	-
Share based compensation	834,606	2,946,740
Effect of changes in operating assets and liabilities:
Prepaid expenses and other current assets	(56,712)	(13,027)
Accounts payable and accrued expenses	183,291	172,157
Net cash used in operating activities	(3,728,888)	(1,224,029)

Investing activities:
Purchase of property and equipment	(110,778)	(29,345)
Deposit for booth equipment	(199,428)	-
Net cash used in investing activities	(310,206)	(29,345)

Financing activities:
Proceeds from capital contributions	595,000	1,383,967
Proceeds from convertible notes payable	1,500,000	-
Proceeds from sale of common stock from private placement	4,500,000	-
Payment of offering costs on private placement	(671,640)	-
Proceeds from notes payable	100,000	-
Payments of advances - related party, net	(74,938)	(6,369)
Issuance of note receivable	(861,435)	-
Net cash provided by financing activities	5,086,987	1,377,598

Net change in cash	1,047,893	124,224
Cash, beginning of period	124,224	-
Cash, end of period	$1,172,117	$124,224

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$140,000	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock as payment of offering costs	$66	$-
Increase in common stock from exchange agreement	$1,165	$-
Cancellation of common stock from exchange agreement	$(208)	$-
Conversion of convertible notes and accrued interest into common stock	$1,669,316	$-

The accompanying notes are an integral part of these financial statements

bBooth, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC ("CMG") was a limited liability company formed on December 12, 2012 under the laws of the state of Nevada.  On May 19, 2014, bBooth, Inc. was incorporated under the laws of the state of Nevada.  On May 19, 2014, CMG was merged into bBooth, Inc. pursuant to a Plan of Merger unanimously approved by the members of CMG.  On October 17, 2014, bBooth, Inc. changed its name to bBooth (USA), Inc. ("bBooth"). The operations of CMG and bBooth are collectively referred to as the "Company."

On October 16, 2014, the Company completed a Share Exchange Agreement with Global System Designs, Inc. ("GSD") (see Note 5).  In connection with the closing of the Share Exchange Agreement, all of GSD's prior management resigned and were replaced by management nominated by the Company, and shareholders of the Company were issued shares of GSD common stock that constituted approximately 83% of issued and outstanding shares at the closing date. As a result, the Share Exchange Agreement has been treated as a reverse merger transaction, with the Company as the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in these financial statements for periods ended prior to the closing of the Exchange Agreement will be those of bBooth.
In connection with the Share Exchange Agreement, GSD changed its name to bBooth, Inc. GSD also effected a two for one forward stock split of its authorized and issued and outstanding common shares. As a result, GSD's authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 200,000,000 shares of common stock with a par value of $0.0001 per share and its outstanding shares of common stock increased from 5,825,000 shares to 11,650,000 common shares outstanding immediately prior to the merger. The 15,000,000 shares of preferred stock with a par value of $0.0001 per share authorized under its capital structure were unchanged in connection with the forward stock split of its common shares. All references to number of shares and per share amounts included in this report give effect to the reverse stock split.
Nature of Business

The Company is engaged in the manufacture and operation of Internet connected, broadcast-quality portable recording studios, branded and marketed as "bBooth," which are integrated into a social media, messaging, gaming, music streaming and video sharing app. The bBooth portable television studios are in the process of being deployed to shopping malls and other high-traffic venues in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Going Concern
The Company has incurred operating losses since inception and has negative cash flows from operations. It also has an accumulated deficit of $10,044,067 as of December 31, 2014. As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations. Management intends to continue to seek additional debt or equity financing to continue its operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow its business and customer base.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow.
There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the value of share based payments. Amounts could materially change in the future.

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents of $30,000 and $0 as of December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Deposit for Booth Equipment

Deposit for booth equipment represents amounts paid as a down payment on a purchase order for ten booths during 2014. Booth equipment costs are recorded at historical cost and represent costs to acquire the Company's bBooth portable recording studios, which will be used by the Company for revenue producing activities. Once the bBooth studios are completed and placed in service, the Company will depreciate the amounts over the estimated useful lives of the equipment.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the year ended December 31, 2014 or 2013.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company had cash balances (in excess of the Federal Deposit Insurance Corporation limit) of $922,117 and $0 as of December 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. As of December 31, 2013 and before, the Company did not have any deferred tax assets or liabilities, as the Company was a limited liability company, and thus the tax impact of the Company's operations was passed through to its members.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, the Company has not established a liability for uncertain tax positions.

Share Based Payment

The Company issues stock options, common stock, and equity interests as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance FASB ASC 718 "Compensation – Stock Compensation." Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options using the Black-Scholes option pricing model. There were no options issued during the year ended December 31, 2013. Assumptions used in the Black-Scholes model to value options issued during the year ended December 31, 2014 are as follows:

Year Ended
December 31,
2014

Expected life in years	4.5 to 5.0
Stock price volatility	83.9% - 84.1%
Risk free interest rate	1.63% - 1.65%
Expected dividends	NA
Forfeiture rate	21%

Research and Development Costs
Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company's bBooth recording studios and integrated app.  Research and development costs are expensed as incurred.
Net Loss Per Share
Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2014 and 2013, the Company had total options and warrants of 7,070,000 and 0, respectively which were excluded from the computation of net loss per share because they are anti-dilutive.
Fair Value of Financial Instruments

The Company's financial instruments include cash, notes receivable and notes payable. The principal balance of the notes receivable and notes payable approximates fair value because of the current interest rates and terms offered to the Company for similar debt are substantially the same.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ("ASU") 2014-10, Development Stage Entities (Topic 915). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. ASU 2014-10 is effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 and has removed the related disclosures in the accompanying financial statements and notes.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013

Furniture and fixtures	$54,361	$13,493
Audio and visual equipment	40,461	-
Office equipment	45,301	15,852

	140,123	29,345

Less: accumulated depreciation	(16,316)	(1,648)

	$123,807	$27,697

Depreciation expense amounted to $14,668 and $1,648 for the year ended December 31, 2014 and 2013, respectively.

4.	NOTES PAYABLE

From time to time the majority stockholder of the Company has advanced funds to the Company for working capital purposes. As of December 31, 2013, the outstanding balance advanced amounted to $74,938, which was fully repaid in June 2014.

On September 10, 2014, the Company borrowed an additional $100,000 from the majority stockholder. In October 2014, $85,000 was repaid and the remaining $15,000 was contributed to equity of the Company. The balance outstanding for related party advances as of December 31, 2014 amounted to $0.

On September 30, 2014, the Company entered into a Demand Promissory Note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000.

5.	SHARE EXCHANGE AGREEMENT WITH GLOBAL SYSTEM DESIGNS, INC.

On May 7, 2014, the Company executed a Letter of Intent ("LOI") with GSD, pursuant to which:
(a) GSD would provide, or arrange for the provision of, a secured bridge loan for the benefit of the Company that would provide net proceeds to the Company of not less than $1,350,000, to be used for working capital purposes (the "Convertible Notes") (See Note 6);
(b) GSD would undertake a private placement of equity securities of GSD to raise proceeds of not less than $4,500,000 (the "Financing"); and
(c) GSD would, directly or indirectly, acquire all of the issued and outstanding securities of the Company in exchange for the issuance of securities of GSD (the "Acquisition"), and, upon the closing of the Acquisition (the "Closing"), GSD would be controlled and managed by the former security holders and management of the Company.

On June 5, 2014, the Company executed an Amendment to the LOI, pursuant to which the parties agreed that upon closing of the Acquisition, all principal and accrued interest outstanding under the Convertible Notes will be converted (the "Conversion") into shares of common stock of the Company at a deemed conversion price of $0.35 per share on closing of the Acquisition. The conversion price was subject to adjustment if the Company effected any forward stock splits or consolidations prior to such conversion. In addition, each of the parties agreed that upon completion of the Acquisition and the Financing (including payment of any commissions related to the Financing), GSD will have not more than 60 million shares issued and outstanding.
On October 16, 2014, the Company completed the Share Exchange Agreement with GSD, pursuant to which 36,000,000 shares of bBooth were exchanged for 36,000,000 shares of common stock of GSD.  In connection with the closing of the Share Exchange Agreement, 2,079,073 shares of previously outstanding GSD stock were cancelled.

6.	CONVERTIBLE NOTES PAYABLE

In June 2014, the Company received an aggregate total of $1,500,000, less commission of $140,000, from a series of investors in the form of the Convertible Notes referenced in the LOI. The outstanding balances from the Convertible Notes had a maturity date of December 9, 2015, and earned interest at a rate of 10% per annum, which was payable on the earlier of the maturity date or the date of Conversion. The Convertible Notes were automatically convertible upon a reverse merger transaction into Company stock at a conversion price of $1,260 (pre stock split) per share. If the Company did not complete a reverse merger transaction by November 9, 2015, the holders of the Convertible Notes could have converted the Convertible Notes into Company stock at a conversion price of $1,000 (pre stock split) per share.

In connection with the Convertible Notes, the series of investors also entered into a General Security Agreement and an Agency and Intercreditor Agreement with the Company, in which all outstanding borrowings under the Convertible Notes were secured by substantially all assets of the Company.  In the event of a default by the Company, as defined in the agreements, a majority of the debtors could have compelled the Company to make available all or any part of the secured assets in order to pay the outstanding obligations under the Convertible Notes.

The Company also issued an additional convertible note payable of $112,000 with the same terms as the Convertible Notes to the other investors, as a finder's fee in connection with the issuance of the convertible notes. As a result, the total outstanding balance of the debt amounted to $1,612,000.

Immediately prior to the closing of the Exchange Agreement on October 16, 2014, bBooth converted outstanding principal and interest in the aggregate of $1,669,316, including the $1,612,000 in outstanding principal and $57,316 in accrued interest, into an aggregate of 4,769,473 shares of bBooth's common stock, at a conversion price of $0.35 per share. All of such bBooth shares were then converted into shares of our common stock on a one for one basis in connection with the closing of the Exchange Agreement. The remaining balance outstanding under these Convertible Notes as of December 31, 2014 amounted to $0.

The conversion feature was evaluated for any beneficial aspect and it was determined that no portion of the proceeds from the convertible debt instruments should be accounted for as attributable to the conversion feature. The determination was based on factors which include (1) the Convertible Notes were issued at an amount equal to their face value, and (2) the conversion price was greater than the fair value of the common stock at the time of issuance.

The Company incurred total aggregate debt issuance costs of $252,000 representing the above $140,000 of commissions and $112,000 for finder's fees in connection with the issuance of the convertible notes. Upon the conversion of the Convertible Notes into stock upon the closing of the reverse merger transaction with GSD in October 2014, these amounts were expensed and are included as a component of interest expense in the accompanying financial statements.

7.	EQUITY TRANSACTIONS

Common Stock
On May 19, 2014, CMG exchanged 100% of its membership interests for 100% of the common shares of bBooth pursuant to a Plan of Merger.  Immediately after the recapitalization, CMG's membership interests were replaced with 36,000,000 (after the split described in the following paragraph) outstanding shares of common stock in the Company.

On July 17, 2014, the Articles of Incorporation of the Company were amended so that the amount of the total authorized capital stock of the corporation was increased to 75,000,000 shares of common stock with a par value of $0.0001 per share, and a 3,600 to 1 forward stock split was approved. This was done in order to facilitate a 1 for 1 share exchange between GSD and the Company at the Closing of the Acquisition of the Company by GSD (see Note 5).

In October 2014, the Company completed a private placement and sold 9,000,000 shares of common stock at a price of $0.50 per share for gross proceeds of $4,500,000.  In connection with the sale of the stock, the Company incurred offering costs totaling $671,640 which have been recorded net of the proceeds received as a component of additional paid-in capital in the accompanying financial statements. The Company also issued an aggregate of 659,600 shares of common stock as payment of additional offering costs.

In October 2014, the Company issued 4,769,473 shares of common stock for the conversion of $1,669,316 convertible debt and accrued interest.

On November 11, 2014, the Company issued 600,000 shares of common stock valued at $300,000 in connection with an Asset License Agreement with Studio One (see Note 10).

During the year ended December 31, 2014 and 2013, the Company received capital contributions from stockholders of $595,000 and $1,383,967, respectively.

During the year ended December 31, 2013, the Company granted four stockholders membership interests as compensation which, at the time, represented an aggregate of 25.11% of the Company.  As a result, the Company recorded $2,946,740 in share-based compensation expense during the year ended December 31, 2013 which represented the estimated fair value of the equity interests at the time of grant.  The amounts are recorded as a component of general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2013.  There was no such grants during the year ended December 31, 2014.

During the years ended December 31, 2014 and 2013, the Company granted its majority shareholder $62,500 and $250,000, respectively, of equity interests as payment of his accrued salary.

During the year ended December 31, 2013, the Company granted a member $57,500 of equity interests as payment of a commission fee for finding certain investors to invest in the Company.  The Company has recorded these offering costs net of the proceeds from the related investments as a reduction of additional paid-in capital in the accompanying balance sheet as of December 31, 2013.

Stock Options
Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the "Plan") under the administration of the Board of Directors to retain the services of valued key employees and consultants of the Company.

On November 21, 2014, the Company entered into an executive employment agreement with Rory Cutaia, the Company's Chief Executive Officer, and issued the following stock options in connection with the agreement: (i) 800,000 stock options, each exercisable into one share of our common stock at a price of $0.50 per share, 400,000 of which vested immediately and 400,000 which will vest one year from the execution date, on November 21, 2015 and (ii) 250,000 stock options on each anniversary of the execution date.

On November 12, 2014, the Company granted an additional 7,350,000 stock options to various key employees and consultants which are exercisable into shares of common stock at a price of $0.50 per share. The options have a 5 year life and vest over periods ranging from immediately to 4 years from the date of grant.
There was no option activity during the year ended December 31, 2013. A summary of option activity for the year ended December 31, 2014 is presented below.
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2013	-	$-	-	$-
Granted	8,150,000	0.50		-
Forfeited	(1,680,000)			-
Exercised	-			-
Outstanding at December 31, 2014	6,470,000	$0.50	4.87	$-

Vested and expected to vest
at December 31, 2014	5,111,300	$0.50	4.87	$-

Exercisable at December 31, 2014	1,925,000	$0.50	4.87	$-

The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $0.33 per option. The total expense recognized relating to stock options for the years ended December 31, 2014 and 2013 amounted to $635,250 and $0, respectively.  As of December 31, 2014, total unrecognized stock-based compensation expense was $1,453,074, which is expected to be recognized as an operating expense through November 2019.

Warrants
On November 12, 2014, the Company granted warrants to a consultant to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on November 12, 2019 and were fully vested on the grant date. The total share based compensation expense recognized relating to these warrants for the years ended December 31, 2014 and 2013 amounted to $199,356.

8.	NOTE RECEIVABLE

On December 11, 2014, Songstagram, Inc. ("Songstagram") and Rocky Wright issued secured promissory notes (collectively, the "Promissory Notes") in connection with advances that the Company made to Songstagram and Mr. Wright. The advances were made by the Company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by the Company. Pursuant to the Promissory Notes, Songstagram has promised to pay the Company the principal sum of $475,000, together with interest at a rate equal to 8% per annum and Mr. Wright has promised to pay the Company the principal sum of $386,435, together with interest at a rate equal to 8% per annum. All unpaid principal, which totaled an aggregate of $861,435, together with any then unpaid and accrued interest and other amounts payable under the Promissory Notes, will be due and payable on the earlier of (i) the Company's demand for payment; or (ii) when, upon or after the occurrence of an event of default, the Company declares such amounts due and payable or such amounts are made automatically due and payable under the terms of the Promissory Notes. During any period in which an event of default has occurred and is continuing, Songstagram and Wright, as applicable, will pay interest on the unpaid principal balance at a rate of 13% per annum. The Promissory Notes may be prepaid without our prior written consent. The full amounts of the Promissory Notes are secured by all of Songstagram's assets and all of Mr. Wright's assets related to Songstagram, as applicable, in accordance with security agreements dated December 11, 2014, as described below.

In connection with the Promissory Notes, the Company entered into security agreements (collectively, the "Security Agreements") with each of Songstagram and Mr. Wright dated December 11, 2014.  Pursuant to the Security Agreements, Songstagram and Mr. Wright, as applicable, have agreed to, among other things, (i) pay all secured obligations when due; (ii)  upon or following the occurrence of an event of default, pay all of the Company's costs and expenses, including reasonable attorneys' fees, incurred by the Company in the perfection, preservation, realization, enforcement and exercise of the Company's rights, powers and remedies under the Security Agreements; and (iii) execute and deliver such documents as the Company deems necessary to create, perfect and continue the security interests.
In January 2015, the Company demanded payment on the Promissory Notes and Songstagram defaulted on the payment. As a result, the Company exercised its rights under the Security Agreements (see Note 11).

9.	INCOME TAXES

Prior to the completion of the Share Exchange Agreement on October 16, 2014, the Company did not have any deferred tax assets or liabilities, as the Company was an S-Corporation, and thus the income tax impact of the Company's operations was passed through to the stockholders. Therefore, the deferred tax activity presented below relates to the Company's operations subsequent to the Share Exchange Agreement.

Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,
2014

Net operating loss carryforwards	$555,899
Share based compensation	357,545
Intellectual property	254,539
Less: Valuation allowance	(1,167,983)
Deferred tax assets, net	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

December 31,
2014

Statutory federal income tax rate	34.0%
State taxes, net of federal benefit	5.4%
Non-deductible items	-2.3%
Change in valuation allowance	-37.1%
0.0%

ASC 740 requires that the tax benefit of net operating losses carry forwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carry forward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against the asset amounts.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2014 or 2013. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $1.8 million, which may be available to offset future taxable income for tax purposes. These net operating loss carry forwards begin to expire in 2034. This carry forward may be limited upon the ownership change under IRC Section 382.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space in Hollywood, California under an operating lease which provides for monthly rent of $14,805 through July 31, 2015. The Company had total rent expense for the years ended December 31, 2014 and 2013 of $135,718 and $39,513, respectively.

The Company has lease agreements to display its bBooth units in various shopping malls through the United States, which provide for monthly lease payments ranging from $3,500 to $12,000 extending through May 2015. The total commitments relating to these lease agreements for the year ended December 31, 2015 amount to $224,300.

Licensing Agreement

On September 30, 2014, the Company entered into an Asset License Agreement with Studio One Media, Inc. ("Studio One") which provides the Company with an exclusive license to use certain assets of Studio One, including its website, associated content and back-end infrastructure, and assignment of all collateral agreements including music publishing licenses. Consideration for the license of these assets includes 600,000 shares of the Company's common stock issued on November 11, 2014 following the closing of a reverse merger transaction, valued at $300,000, as well as $100,000, of which $40,000 was paid upon execution of the agreement, and $60,000 due by March 29, 2015, 180 days from the execution of the agreement.

The Company also received a license of all Studio One's intellectual property, including an exclusive license of all Studio One Mystudio related intellectual property, including patents issued and pending, as well as a non-exclusive license of AfterMaster technology for use by the Company in its booth equipment. The  total consideration for the license is $1,150,000, of which $340,000 ($160,000 paid as of December 31, 2014) is payable upon execution of the agreement, $100,000 due 90 days from the execution of the agreement, $210,000 due 180 days from the execution of the agreement, $250,000 due 9 months from the execution of the agreement, and $250,000 payable on or before 18 months from the date of the agreement.

Employment Agreements

On November 21, 2014, we entered into an executive employment agreement effective November 1, 2014 with Rory Cutaia, our president, chief executive officer, secretary and treasurer. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Cutaia an annual salary of $325,000, which will be increased each year by 10%, subject to the annual review and approval of our board of directors. Notwithstanding the foregoing, a mandatory increase of not less than $100,000 per annum will be implemented on our company achieving EBITDA break-even. In addition to the base salary, Mr. Cutaia will be eligible to receive an annual bonus in an amount up to $325,000, based upon the attainment of performance targets to be established our the board of directors, in its discretion.

The initial term of the employment agreement is five years and, upon expiration of the initial five year term, it may be extended for additional one year periods on ninety days prior notice.

In the event that: (i) Mr. Cutaia's employment is terminated without cause, (ii) Mr. Cutaia is unable to perform his duties due to a physical or mental condition for a period of 120 consecutive days or an aggregate of 180 days in any 12 month period; or (iii) Mr. Cutaia voluntarily terminates the employment agreement upon the occurrence of a material reduction in his salary or bonus, a reduction in his job title or position, or the required relocation of Mr. Cutaia to an office outside of a 30 mile radius of Los Angeles, California, Mr. Cutaia will:

(a)	receive monthly payments of $27,083, or such sum as is equal to Mr. Cutaia's monthly base compensation at the time of such termination, whichever is higher, and
(b)	be reimbursed for COBRA health insurance costs, in each case for 36 months from the date of such termination or to the end of the term of the agreement, whichever is longer.

In addition, Mr. Cutaia wil have any and all of his unvested stock options immediately vest, with full registration rights; and any unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal sick days, etc., be deemed earned, vested and paid immediately.

As a condition to receiving the foregoing, Mr. Cutaia will be required to execute a release of claims, and a non-competition and non-solicitation agreement having a term which is the same as the term of the monthly severance payments described above.

Aaron Meyerson is employed by bBooth for an annual salary of $225,000 pursuant to an employment agreement dated August 4, 2014. Mr. Meyerson is entitled to discretionary bonuses under the employment agreement based upon the achievement of performance targets and budget objectives. He received a guaranteed bonus of $25,000 upon completion of the Exchange Agreement and, subject to available free cash flow as determined in the discretion of our company's CEO, he is entitled to receive $50,000 on each of December 31, 2014 and each quarter thereafter until an aggregate of $277,460 has been paid.  Mr. Meyerson's employment agreement may be terminated by either party upon 30 days written notice. If the employment agreement is terminated by our company without cause or by Mr. Meyerson for good reason, then we will pay three months' severance and reimbursement for COBRA health insurance costs for six months.

11.	SUBSEQUENT EVENTS

Effective January 20, 2015, we entered into an acquisition agreement (the "Acquisition Agreement") with Songstagram and Rocky Wright, pursuant to which we agreed to acquire from Wright all assets and intellectual property that Wright owned related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. ("Qubeey"), and (v) all software applications of Qubeey, in consideration of the forgiveness of all principal and interest owing by Mr. Wright to the Company under the promissory note issued by Wright to the Company on December 11, 2014 (see Note 8).

In connection with the Acquisition Agreement, the Company also agreed to employ Mr. Wright in a position, and upon terms and conditions, to be mutually agreed upon by the Company. Mr. Wright also agreed that any prior agreements between Mr. Wright and Songstagram were of no further force or effect, and that any right, title, interest or claim in connection with such agreements was fully satisfied and extinguished. Mr. Wright and Songstagram also released the Company, and other third parties associated or affiliated with the Company, from any claims arising under any such agreements, or otherwise, with respect to the business and assets of Songstagram and Qubeey.

The Company completed the acquisition on January 20, 2015. In connection with the Acquisition Agreement and the Company's prior demand for the repayment of all monies outstanding under the Promissory Note issued by Songstagram to the Company on December 11, 2014 (see Note 8), as Songstagram was unable to repay such monies, Songstagram consented to the enforcement of the security granted under the Security Agreement, dated December 11, 2014 with Songstagram, by way of a strict foreclosure. In accordance with the terms of the Acquisition Agreement, and as further provided for in a surrender of collateral, consent to strict foreclosure and release agreement dated January 20, 2015 (the "Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement") between the Company and Songstagram, Songstagram agreed to turn over all collateral pledged under the Security Agreement and consented to our retaining such collateral in satisfaction of the indebtedness due under the Promissory Note.

In connection with the Acquisition Agreement, the Company and Songstagram entered into termination agreements and releases with six employees of, or consultants to, Songstagram pursuant to which each such persons agreed to: (i) the termination of any existing agreements to which they and Songstagram were parties, and (ii) release any claims against the Company and Songstagram with respect to the assets and business of Songstagram and Qubeey.

On February 26, 2015, the Company entered into a Loan Agreement with a third party lender for additional borrowings of $100,000. The borrowings bear interest at 12% per annum and are due on demand.

On February 26, 2015, the Company entered into a Loan Agreement with its majority shareholder for borrowings of $100,000. The borrowings bear entered at 12% per annum and are due on demand.

Effective March 4, 2015, the Company entered into a settlement and release agreement with Songstagram and Jeff Franklin, pursuant to which the Company agreed to issue 500,000 shares of common stock to Mr. Franklin in full settlement and release of a claim he had on certain assets acquired from Songstagram.

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC to act as its exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan Group LLC $125,000 and granted 48,000 warrants with an exercise price of $0.10 per share. The $125,000 fee was advanced by a third party lender in exchange for a note payable by the Company with interest at 12% per annum payable monthly beginning April 20, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2014, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:
(i)	inadequate segregation of duties and effective risk assessment;
(ii)	insufficient staffing resources as a result of having no chief financial officer, resulting in inadequate review procedures; and
(iii)	our accounting department was not always informed of events affecting our company or provided with documents supporting same in a timely manner.
To address these material weaknesses, our chief executive officer performed additional analyses and other procedures, including retaining the assistance of qualified accounting professionals to assist with the preparation of our financial statements, to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses
We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.
Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified
Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-K. Such remediation activities include the following:
(i)	we intend to recruit and hire a qualified chief financial officer;
(ii)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and
(iii)	we intend to implement procedures pursuant to which we can ensure our accounting department is informed on a timely basis of events affecting our company and is provided the relevant supporting documents to appropriately record the financial impact of such events.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our chief executive officer, who is our principal executive officer and principal financial officer, conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Based on our evaluation under the framework in COSO, our chief executive officer concluded that our internal controls over financial reporting were ineffective as of December 31, 2014 due to the above-noted material weaknesses with respect to disclosure controls and procedures.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.
Our management believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.
Our directors and executive officers, their ages, positions held, and duration of such, are as follows:
Name	Position Held with Our Company	Age	Date First Elected or Appointed
Rory J. Cutaia	Chairman, President, Chief Executive Officer, Secretary, Treasurer and Director	58	October 16, 2014
Aaron Meyerson	President bTV business unit and Director	52	October 16, 2014
Leigh Collier	Executive Vice President, Development	40	October 16, 2014
Kim Watson	Executive Vice President, Strategic Relations	58	October 16, 2014
James P. Geiskopf	Director	55	May 7, 2014
Peter Jensen	Director	63	November 6, 2014

Business Experience
The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:
Rory J. Cutaia, Chairman, President, CEO, Secretary, Treasurer and Director
Rory J. Cutaia founded bBooth USA (formerly Cutaia Media Group, LLC) in August 2012.  Prior to joining bBooth USA, Mr. Cutaia was a partner with Corinthian Capital Group, Inc., a private equity fund based in New York involved in investing in middle market U.S. based companies, from October 2006 to August 2011. During his tenure at Corinthian, from June, 2008 to October 2011, Mr. Cutaia was the co-founder and Executive Chairman of Allied Fiber, Inc., a company engaged in the construction of a nation-wide fiber-optic network and from June 2007 to August 2011, Mr. Cutaia was CEO of GreenFields Coal Company, a company engaged in the deployment of technology to recycle coal waste and clean-up coal waste sites.  Before joining Corinthian, from January 2000 to October 2006, Mr. Cutaia was the Founder, Chairman and CEO of The Telx Group, Inc., a company engaged in the telecom carrier inter-connection, colocation and data center business, which he sold in 2006.  Before founding Telx, Mr. Cutaia was a practicing lawyer with a prominent New York firm.  Mr. Cutaia obtained his JD in law from the Fordham University School of Law in 1985 and his Bachelor of Science from the New York Institute of Technology in 1982.
We believe that Mr. Cutaia is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.
Aaron Meyerson, President of the bTV business unit and Director
Aaron Meyerson is the President of our bTV business unit. Prior to joining bBooth USA, he was the President of Programming and Development for CBS Television from December 2010 to December 2012, where he oversaw the production of daily shows including Entertainment Tonight, The Insider, Judge Judy, Dr. Phil, Inside Edition, Rachael Ray and The Jeff Probst Show.  From January 2010 to December 2010, he was a consultant at Coincident TV in business development; from June 2008 to December 2009 he was the Senior Vice-President of Programming at MTV Networks; from May 2005 to April 2008 he was the Senior Vice-President of Development for Oxygen Media; and from September 2001 to February, 2005 he was the Senior Vice-President of Business Development and Programming for Fox TV Studios.  Mr. Meyerson obtained his MBA from Stanford University in 1989 and his Bachelor of Arts from University of California, Berkeley, in 1984.
We believe that Mr. Meyerson is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Leigh Collier, Executive Vice-President, Development
Leigh Collier is Executive Vice-President – Development responsible for identifying, developing and managing strategic partnerships and relationships in technology and entertainment.  Prior to joining bBooth USA, Ms. Collier was the Vice-President of Programming and Development for CBS Television from May 2011 to May 2013.  From 2005 to 2011, Ms. Collier was the director of programming at Warner Brothers.  Ms. Collier obtained a Bachelor of Fine Arts from New York University in 1998.  She is also an adjunct Professor of Network Development at Cal-State Northridge and is a Member of the Academy of Television Arts and Sciences.
Kim Watson, Executive Vice-President, Strategic Relations
Kim Watson is Executive Vice-President - Strategic Relations responsible for bBooth's retail relationships, including the development and implementation of in-mall music and comedy entertainment initiatives designed to promote bBooth consumer activations on a national and local level.  For the past 10 years, Mr. Watson has been an independent writer and producer.  Mr. Watson has received numerous nominations and awards within the entertainment industry. He has directed over 40 music videos for popular artists, including Kwame, R. Kelly, Al Jarreau, Breeze LA Posse and Roxanne Shante.  He is a Member of the National Communication Association's Honor Society, Lambda Pi Eta.
James P. Geiskopf, Director
James P. Geiskopf became a director of our company in May 2014. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf was the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he was the President and Chief Executive Officer.  In 2007, Mr. Geiskopf sold the franchise and its four locations. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993. Mr. Geiskopf also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993. The bank holding company was sold to a larger institution in 1993. Mr. Geiskopf is currently serving on the Board of Directors of Electronic Cigarettes International Group since June 2013, a public company quoted on the OTCQB. He is the Chairman of the Compensation Committee. Mr. Geiskopf has also served as an officer and director of several other public companies.
Mr. Geiskopf has significant and lengthy business experience including building, operating and selling companies, serving on the board of directors for several banks and serving as a director and officer of several public companies. In these roles he acquired substantial business management, strategic, operational, human resource, financial, disclosure, compliance and corporate governance skills. These were the primary reasons that we concluded that he should serve as a director of our company.
Peter Jensen, Director
Mr. Jensen became a director of our company on November 6, 2014.  Mr. Jensen holds a Bachelor of Science (1976) and two Law degrees (1979) from McGill University. Prior to obtaining his law degrees, he was engaged in diabetes research and medical clinic management. In 1981, he commenced the practice of law in the corporate and securities fields in British Columbia. Mr. Jensen has a wide range of legal counseling experience internationally and has a depth of experience in trans-border transactions. Mr. Jensen has been and is a director of a number of private and publicly traded companies and has assisted in the raising of finance for these companies in Canada, the United States, Europe and Asia.
We believe that Mr. Jensen is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Family Relationships
There are no family relationships between any director or executive officer of our company.
Significant Employees
We do not currently have any significant employees other than our executive officers.
Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)
any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(f)
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of the outstanding Shares to file reports of ownership and changes in ownership concerning their Shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.
Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2014.
Code of Ethics
We have adopted a formal code of ethics within the meaning of Item 406 of Regulation S‑K promulgated under the Securities Act of 1933, as amended, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that establishes, among other things, procedures for handling actual or apparent conflicts of interest.
Committees of Board of Directors
We currently have an audit committee consisting of Rory Cutaia, James Geiskopf and Peter Jensen.  We do not presently have a separately constituted compensation committee, nominating committee, or any other committees of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.
We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.
A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.
Under Canadian National Instrument 52-110 – Audit Committees ("NI 52-110") reporting issuers are required to provide disclosure with respect to its audit committee, which consists of Rory Cutaia, James Geiskopf and Peter Jensen.

Audit Committee Charter
We adopted our audit committee charter on November 12, 2014. The text of our audit committee charter is as follows:
I.            PURPOSE
The Audit Committee (the "Committee") of the Board of Directors (the "Board") of bBooth, Inc. (the "Company"), a Nevada corporation, shall provide assistance to the Board in fulfilling its responsibility to the Company's shareholders relating to corporate accounting matters, the financial reporting practices of the Company, and the quality and integrity of the financial reports of the Company.  The Committee's purpose is to:
1.	assist the Board's oversight of:
(a)	the reliability and integrity of the Company's financial statements, accounting policies, financial reporting and disclosure practices,
(b)	the establishment and maintenance of processes to assure compliance with all relevant laws, regulations, and Company policies, including a process for receipt of complaints and concerns regarding accounting, internal control or auditing matters,
(c)	the engagement, compensation, performance, qualifications and independence of the Company's independent auditor, their conduct of the annual independent audit of the Company's financial statements, and their engagement for all other services, and
(d)	the functioning of the Company's system of internal accounting and financial controls;
2.	provide an open avenue of communication between the internal accounting department, the independent auditor, the Company's financial and senior management and the Board; and
3.	prepare the report of the Committee required by the rules of the Securities and Exchange Commission the ("SEC") for inclusion in the Company's annual proxy statement or annual report, as applicable.
The Committee will primarily fulfill these responsibilities by carrying out the activities enumerated in this Audit Committee Charter (this "Charter").
While the Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Committee to plan or conduct audits, or to determine that the Company's financial statements are complete and accurate or are in accordance with generally accepted accounting principles, accounting standards, or applicable laws and regulations.  This is the responsibility of management of the Company, the Company's internal accounting department and the Company's independent auditor.  Because the primary function of the Committee is oversight, the Committee shall be entitled to rely on the expertise, skills and knowledge of management, the internal accounting department and the Company's independent auditor, and the integrity and accuracy of information provided to the Committee by such persons in carrying out its oversight responsibilities.  Nothing in this Charter is intended to change the responsibilities of management and the independent auditor.

II.            STRUCTURE AND OPERATION
Composition and Qualifications
The Committee shall be composed of members of the Board, the number of which shall be fixed from time to time by resolution adopted by the Board. Except as otherwise permitted by applicable rules and regulations, the majority of the Committee members shall, in the judgment of the Board, meet: (a) the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934 and any other rules and regulations promulgated by the SEC thereunder; and (b) the independence requirements of the rules of any applicable stock exchange or quotation system upon which the Company's shares are listed from time to time. If required by the applicable rules and regulations governing the Company, one or more members of the Committee, shall be, in the judgment of the Board, an "audit committee financial expert," as such term is defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933. Each member of the Committee must be able to read and understand fundamental financial statements, including the Company's balance sheet, income statement and cash flow statement.
Authority
The Committee shall have the authority to: (a) retain (at the Company's expense) its own legal counsel, accountants and other consultants that the Committee believes, in its sole discretion, are needed to carry out its duties and responsibilities; (b) conduct investigations that it believes, in its sole discretion, are necessary to carry out its responsibilities; and (c) take whatever actions that it deems appropriate to foster an internal culture that is committed to maintaining quality financial reporting, sound business risk practices and ethical behavior within the Company.  In addition, the Committee shall have the authority to request any officer, director or employee of the Company, the Company's outside legal counsel and the independent auditor to meet with the Committee and any of its advisors and to respond to their inquiries.  The Committee shall have full access to the books, records and facilities of the Company in carrying out its responsibilities. Finally, the Board shall adopt resolutions which provide for appropriate funding, as determined by the Committee, for: (a) services provided by the independent auditor in rendering or issuing an audit report; (b) services provided by any adviser employed by the Committee which it believes, in its sole discretion, are needed to carry out its duties and responsibilities; or (c) ordinary administrative expenses of the Committee that are necessary or appropriate in carrying out its duties and responsibilities.
Appointment and Removal
The members of the Committee shall be appointed by the Board and continue to be members until their successors are elected and qualified or until their earlier retirement, resignation or removal.  Any member of the Committee may be removed, with or without cause, by majority vote of the Board at any time. A member of the Committee shall automatically cease to be a member of the Committee upon ceasing to be a director of the Board.  Vacancies on the Committee will be filled by the Board.
Chairperson
The Board may appoint one member of the Committee to: (a) serve as Chair of the Committee; (b) convene and chair all regular and special sessions of the Committee; (c) set the agendas for Committee meetings; (d) determine and communicate to management and the full Board the information needs of the Committee; and (e) report Committee determinations and actions on behalf of the Committee to the full Board.  If the Board fails to appoint a Chair, the members of the Committee shall elect a Chair by majority vote of the full Committee to serve at the pleasure of the majority of the full Committee. If the Chair of the Committee is not present at any meeting of the Committee, an acting Chair for the meeting shall be chosen by majority vote of the Committee from among the members present. In the case of a deadlock on any matter or vote, the Chair shall refer the matter to the Board for consideration. All requests by the Committee for information from the Company or the independent auditor shall be made through the Chair, or as otherwise determined by the Committee.

Delegation to Subcommittees
The Committee may delegate its duties and responsibilities to a subcommittee consisting of one or more members of the Committee.  Any delegation may be made only to the extent permitted by applicable rules, regulations, and the Company's bylaws and articles of incorporation.
III.            COMMITTEE MEETINGS
The Chair shall preside at each meeting of the Committee and set the agendas for the Committee meetings.  The Committee shall have the authority to establish its own rules and procedures for notice and conduct of its meetings as long as they are not inconsistent with any provisions of the Company's bylaws or this Charter.
The Committee shall meet (in person or by teleconference) as often as may be deemed necessary or appropriate, generally at least four times annually, or more frequently as circumstances dictate.  The Committee shall meet periodically with management and the independent auditor and, if necessary, in separate executive sessions with only the independent auditor and Committee members present, or with only management and Committee members present, to discuss any matters that the Committee believes should be discussed privately.  The Committee shall maintain written minutes or other records of its meetings and activities, which shall be duly filed in the Company's records.
Except as otherwise required by the Company's bylaws or articles of incorporation, a majority of the members of the Committee shall constitute a quorum for the transaction of business and the act of a majority of the members present at any meeting at which there is a quorum shall be the act of the Committee.  The Committee may also act by unanimous written consent in lieu of a meeting.
The notice of the time and place of every meeting shall be given in writing to each member of the Committee at least 24 hours prior to the time of such meeting.
The Committee may, at its discretion, include in its meetings non-management directors who are not members of the Committee, members of the Company's management, representatives of the Company's outside advisors, any other personnel employed or retained by the Company, or any other persons whose presence the Committee believes to be necessary or appropriate.  Notwithstanding the foregoing, the Committee may also exclude from its meetings any persons it deems appropriate, including, but not limited to, any non-management director who is not a member of the Committee. Any non-management directors who are not members of the Committee that attend Committee meetings shall not participate in any discussion or deliberation unless invited to do so by the Committee, and in any event shall not be entitled to vote.
The Chair of the Committee shall report to the Board following meetings of the Committee and as otherwise requested by the Board.

IV.            DUTIES AND RESPONSIBILITIES
The Committee's role is one of oversight.  The Committee shall discharge its responsibilities, and shall assess the information provided by the Company's management and the independent auditor, in accordance with its business judgment.  In discharging its oversight role, the Committee encourages free and open communication among the Committee, the Company's independent auditor, and management, and is empowered to investigate any matter brought to its attention with all requisite access to all books, records, facilities and personnel of the Company, and to the Company's independent auditor and outside legal counsel.
The following functions and responsibilities are set forth as a guide, with the understanding that the Committee may carry out additional functions and adopt additional policies and procedures as may be appropriate in light of changing business, legislative, regulatory, legal or other conditions.
To fulfill its responsibilities and duties, the Committee is expected to:
General
1.	Develop and maintain free and open means of communication with the Board, the Company's independent auditor, the Company's internal auditor, if any, and the financial and general management of the Company.
2.	Perform any other activities as the Committee deems appropriate, or as are requested by the Board, consistent with this Charter, the Company's bylaws and applicable laws and regulations.
3.	Review and reassess, at least annually, the adequacy of this Charter and submit any recommended changes to the Board for its consideration.
4.	Report its findings regularly to the Board, including any issues that arise with respect to the quality or integrity of the Company's financial statements, the Company's compliance with legal or regulatory requirements, and the performance and independence of the Company's independent auditor.
5.	Maintain minutes and other records of meetings and activities of the Committee.
Financial Statements and Published Information
6.	Review filings with the SEC and other published documents containing the Company's financial statements, including any certification, report, opinion or review rendered by the independent auditor, or any press releases announcing earnings (especially the use of "pro forma" or "adjusted" information not prepared in compliance with generally accepted accounting principles), and all financial information and earnings guidance intended to be provided to analysts and the public or to rating agencies, and consider whether the information contained in these documents is consistent with the information contained in the financial statements.
7.	Review and discuss with management and the independent auditor the annual and quarterly financial statements prior to their filing, including the Company's disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

8.	Discuss with the independent auditor: (a) all significant matters related to the independent auditor's review of the financial statements and (b) the matters required to be communicated by applicable Statements of Auditing Standards.
9.	Make a recommendation to the Board regarding the inclusion of the audited annual financial statements in the Company's Annual Report on Form 10-K and interim financial statements in the Company's Quarterly Report on Form 10-Q, each to be filed with the SEC.
10.	Consider and review with management and the independent auditor:
(a)	significant findings during the year, including the status of previous audit recommendations, and management's responses thereto;
(b)	any audit problems or difficulties encountered in the course of audit work, including any restrictions on the scope of activities or access to required information;
(c)	the overall scope and plans for the audit (including the audit budget and the adequacy of compensation and staffing);
(d)	any changes required in the planned scope of the audit plan; and
(e)	the coordination of audit efforts to monitor completeness of coverage, reduction of redundant efforts, and the effective use of audit resources.
11.	Oversee the services rendered by the independent auditor, including the resolution of disagreements between management and the independent auditor regarding preparation of financial statements.
12.	Prepare and include in the Company's annual proxy statement or other filings with the SEC any report from the Committee or other disclosures as required by applicable laws and regulations.
Performance and Independence of Independent Auditor
13.	On an annual basis, request from the independent auditor a formal written statement delineating all relationships between the independent auditor and the Company, consistent with Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board, and with all applicable laws, rules and regulations. The Committee shall review the qualification, performance and independence of the independent auditor annually and make determinations regarding the appointment or termination of the independent auditor. The Committee shall actively engage in a dialogue with the Company's management and independent auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the independent auditor from management and the Company, and take appropriate action to satisfy it of the independent auditor's objectivity and independence. The Committee shall also:
(a)	confirm with the independent auditor that the independent auditor is in compliance with the partner rotation requirements established by the SEC;

(b)	consider whether, in the interest of assuring continuing independence of the independent auditor, the Company should regularly rotate its independent auditor;
(c)	set clear policies for the Company's hiring of employees or former employees of the independent auditor; and
(d)	if applicable, consider whether the independent auditor's provision of any permitted non-audit services to the Company is compatible with maintaining the independence of the independent auditor.
14.	On an annual basis, obtain from the independent auditor a formal written statement of the fees billed for each of the following categories of services rendered by the independent auditor: (a) the audit of the Company's annual financial statements for the most recent fiscal year and any reviews of the financial statements; (b) information technology consulting services for the most recent fiscal year, in the aggregate and by each service (and separately identifying fees for such services relating to financial information systems design and implementation); and (c) all other services rendered by the independent auditor for the most recent fiscal years, in the aggregate and by each service.
15.	At least annually, obtain and review a written report by the independent auditor describing all relationships between the Company (and any of its subsidiaries) and the independent auditor and discuss the independent auditor's internal quality-control procedures, and any material issues raised by the most recent peer review.
Review of Services and Audit by Independent Auditor
16.	Have the sole authority and responsibility to appoint, evaluate, determine the compensation of and, where appropriate, replace the independent auditor. The Committee may, in its discretion, seek shareholder ratification of the independent auditor it appoints. The independent auditor shall report directly to the Committee, and the Committee's responsibility shall include the resolution of disagreements between management and the independent auditor regarding financial reporting.
17.	Consider and pre-approve all audit and non-audit services provided by the independent auditor. The Committee may delegate the authority to grant pre-approvals to one or more members of the Committee, whose decisions must be presented to the full Committee at its scheduled meetings.
18.	Following completion of the annual audit, review with management, the independent auditor and the internal accounting department:
(a)	the Company's annual financial statements and related footnotes;
(b)	the independent auditor's audit of the financial statements and the report thereon;
(c)	any significant changes required in the independent auditor's audit plan; and
(d)	other matters related to the conduct of the audit which are to be communicated to the Committee under generally accepted auditing standards.

19.	Review with the independent auditor, as required by the rules and regulations of the SEC or otherwise:
(a)	all critical accounting policies and practices used by the Company;
(b)	all alternative treatments of financial information within generally accepted accounting principles that have been discussed with Company management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditor; and
(c)	other material communications between the independent auditor and management, such as any management letters or schedule of unadjusted differences.
Financial Reporting Process
20.	Review the activities, organizational structure, staffing and qualifications of the internal audit function, if any.
21.	Review and approve any material off-balance sheet arrangements or other material financial arrangements of the Company that do not appear on the financial statements of the Company.
22.	Review and discuss periodically with management and the independent auditor:
(a)	the adequacy and effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
(b)	all significant deficiencies in the design or operation of the Company's internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data;
(c)	the integrity of the Company's financial reporting processes;
(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
(e)	the adequacy of the Company's risk management programs and policies, including recommendations for any improvements in these areas.
23.	Establish regular and separate systems of reporting to the Committee by each of management, the independent auditor and the Company's internal accounting department regarding any significant judgments made in management's preparation of the financial statements and the view of each as to appropriateness of such judgments.
24.	Review with management the adequacy of the insurance and fidelity bond coverages, reported contingent liabilities, and management's assessment of contingency planning.
25.	Review management's plans regarding any changes in accounting practices or policies and the financial impact of such changes, any major areas in management's judgment that have a significant effect upon the financial statements of the Company, and any litigation or claim, including tax assessments, that could have a material effect upon the financial position or operating results of the Company.

26.	Meet periodically with management, the internal auditors, if any, and the independent auditor in separate executive sessions to discuss matters which the Committee or these groups believe should be discussed privately.
Ethical and Legal Compliance
27.	Review with the Company's counsel any legal, tax or regulatory matter that may have a material impact on the Company's financial statements, operations and compliance policies, and programs and reports to be filed with, or received from, any regulators.
28.	Establish procedures for: (a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and (b) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters, as set forth in Annex A attached to this Charter.
29.	Review and approve any transactions or courses of dealing with related parties.
Composition of Audit Committee
We currently have an audit committee consisting of Rory Cutaia, James Geiskopf and Peter Jensen. We consider Mr. Geiskopf to be an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We consider James Geiskopf and Peter Jensen to be independent "independent" as the term is used by NASDAQ Marketplace Rule 5605(a)(2). Mr. Cutaia is not considered "independent" because he is our chairman, president, secretary, treasurer and chief executive officer. All of the members of the audit committee are financially literate. An individual is financially literate if he has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by our financial statements.
We believe that our audit committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.
Relevant Education and Experience
For a description of each audit committee member's relevant education and experience, please see the discussion under "Directors, Executive Officers and Corporate Governance — Business Experience."
Audit Committee Oversight
At no time since the commencement of our most recently completed financial year was a recommendation to nominate or compensate an external auditor not adopted by our board of directors.
Reliance on Certain Exemptions
At no time since the commencement of our most recently completed financial year have we relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110.

Pre-Approval Policies and Procedures
Our board of directors reviews the performance of our external auditors and approve in advance provision of services other than auditing and considers the independence of the external auditors, including a review of the range of services provided in the context of all consulting services bought by us.
Exemption
We are relying on the exemption provided by section 6.1 of NI 52-110 which provides that we, as a venture issuer, are not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.
Corporate Governance
General
Our board of directors believes that good corporate governance improves corporate performance and benefits all shareholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as the Company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure by our company of its corporate governance practices. This disclosure is presented below.
Board of Directors
We currently act with four directors consisting of Rory J. Cutaia, Aaron Meyerson, James P. Geiskopf and Peter Jensen. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Rory J. Cutaia and Aaron Meyerson are not independent because Mr. Cutaia is our chairman, president, chief executive officer, secretary and treasurer and Mr. Meyerson is our president of bTV business unit. Under this rule, James P. Geiskopf and Peter Jensen are independent.
Directorships
James Geiskopf is currently also a director of Electronic Cigarettes International Group, Ltd. and of RedStone Literary Agents, Inc.
Peter Jensen is currently also a director of Deer Horn Capital Inc., Protokinetix Incorporated, New Age Farm Inc., RepliCel Life Sciences Inc., and Solar Flow-Through Limited Partnership (2012 through 2015).
Orientation and Continuing Education
We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.
The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Ethical Business Conduct
We have adopted a formal code of ethics within the meaning of Item 406 of Regulation S‑K promulgated under the Securities Act of 1933, as amended, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that establishes, among other things, procedures for handling actual or apparent conflicts of interest.
We have found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director's participation in decisions of the board of directors in which the director has an interest have been sufficient to ensure that the board of directors operates in the best interests of our company.
Nomination of Directors
As of March 30, 2015, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.
Compensation
Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.
Other Board Committees
Other than our audit committee, we have no committees of our board of directors.  We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.
A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.
Assessments
The board intends that individual director assessments be conducted by other directors, taking into account each director's contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company's major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

Director Independence
We are not currently listed on the Nasdaq Stock Market.  In evaluating the independence of our members and the composition of the committees of our board of directors, we utilize the definition of "independence" as that term is defined by applicable listing standards of the Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non‑employee director definition of Rule 16b‑3 promulgated under the Securities Exchange Act of 1934, as amended.
According to the Nasdaq definition, we believe James Geiskopf and Peter Jensen are independent directors because they are not officers of our company and are not beneficial owners of a material amount of shares of our common stock.  We have determined that Rory Cutaia and Aaron Meyerson are not independent due to the fact that they are executive officers of our company.
Our board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of our board of directors and its committees meets those standards.  We ultimately intend to appoint such persons to our board and committees of our board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange.  Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an "audit committee financial expert," within the meaning of Item 407(d)(5) of Regulation S‑K, as promulgated under the Securities Act of 1933, as amended.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation
The particulars of compensation paid to the following persons:
(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014, who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended December 31, 2014 and December 31, 2013 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul McDonald(1) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014(7) 2013(8)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Rose(2) Former Secretary and Director	2014(7) 2013(8)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Rory J. Cutaia(3) Chairman, President, Chief Executive Officer, Secretary and Treasurer and Director	2014(7) 2013(8)	270,667 250,000	Nil Nil	Nil Nil	13,124 Nil	Nil Nil	Nil Nil	Nil Nil	289,791 250,000
Aaron Meyerson(4) President bTV business unit	2014(7) 2013(8)	215,625 217,040	Nil Nil	Nil Nil	849 Nil	Nil Nil	Nil Nil	Nil Nil	216,474 217,040
Leigh Collier(5) Executive Vice-President, Development	2014(7) 2013(8)	169,240 60,030	Nil Nil	Nil Nil	849 Nil	Nil Nil	Nil Nil	Nil Nil	170,089 60,030
Kim Watson(6) Executive Vice-President, Strategic Relations	2014(7) 2013(8)	76,500 8,500	Nil Nil	Nil Nil	1,699 Nil	Nil Nil	Nil Nil	Nil Nil	78,199 8,500
(1)	Mr. McDonald resigned from his positions on October 16, 2014 in connection with the closing of the Exchange Agreement.
(2)	Mr. Rose resigned from his positions on October 16, 2014 in connection with the closing of the Exchange Agreement.
(3)	Mr. Cutaia was appointed as President, Chief Executive Officer, Secretary, Treasurer and director on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Cutaia reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(4)	Mr. Meyerson was appointed as President of bTV business unit on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Meyerson reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(5)	Ms. Collier was appointed as Executive Vice-President, Development, on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Ms. Collier reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(6)	Mr. Watson was appointed as Executive Vice-President, Strategic Relations, on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Watson reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(7)	Year ended December 31, 2014.
(8)	Year ended November 30, 2013.

Compensation Discussion and Analysis
On November 21, 2014, we entered into an executive employment agreement effective November 1, 2014 with Rory Cutaia, our president, chief executive officer, secretary and treasurer. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Cutaia an annual salary of $325,000, which will be increased each year by 10%, subject to the annual review and approval of our board of directors. Notwithstanding the foregoing, a mandatory increase of not less than $100,000 per annum will be implemented on our company achieving EBITDA break-even. In addition to the base salary, Mr. Cutaia will be eligible to receive an annual bonus in an amount up to $325,000, based upon the attainment of performance targets to be established our board of directors, in its discretion.
The initial term of the employment agreement is five years and, upon expiration of the initial five year term, it may be extended for additional one year periods on ninety days prior notice.
In the event that: (i) Mr. Cutaia's employment is terminated without cause, (ii) Mr. Cutaia is unable to perform his duties due to a physical or mental condition for a period of 120 consecutive days or an aggregate of 180 days in any 12 month period; or (iii) Mr. Cutaia voluntarily terminates the employment agreement upon the occurrence of a material reduction in his salary or bonus, a reduction in his job title or position, or the required relocation of Mr. Cutaia to an office outside of a 30-mile radius of Los Angeles, California, Mr. Cutaia will receive monthly payments of $27,083, or such sum as is equal to Mr. Cutaia's monthly base compensation at the time of such termination, whichever is higher, and be reimbursed for COBRA health insurance costs, in each case for 36 months from the date of such termination or to the end of the term of the agreement, whichever is longer. In addition, he will have any and all of his unvested stock options immediately vest, with full registration rights; and any as yet unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal and sick days, etc., be deemed earned, vested and paid immediately.
As a condition to receiving the foregoing, Mr. Cutaia will be required to execute a release of claims, and a non-competition and non-solicitation agreement having a term which is the same as the term of the monthly severance payments described above.
Aaron Meyerson is employed by bBooth for an annual salary of $225,000 pursuant to an employment agreement dated August 4, 2014. Mr. Meyerson is entitled to discretionary bonuses under the employment agreement based upon the achievement of performance targets and budget objectives. He received a guaranteed bonus of $25,000 upon completion of the Exchange Agreement and, subject to available free cash flow as determined in the discretion of our company's CEO, he is entitled to receive $50,000 on each of December 31, 2014 and each quarter thereafter until an aggregate of $277,460 has been paid. However, if Mr. Meyerson's employment is involuntarily terminated for any reason, then the entire unpaid guaranteed bonus shall be paid upon termination.
Mr. Meyerson's employment agreement may be terminated by either party upon 30 days written notice. If the employment agreement is terminated by our company without cause or by Mr. Meyerson for good reason, then we will pay three months' severance and reimbursement for COBRA health insurance costs for six months. As part of Mr. Meyerson's appointment, on March 11, 2013, he was issued 7,200,000 shares of bBooth USA, which were exchanged for 7,200,000 shares of our company.
Leigh Collier is paid $200,000 per annum, Kim Watson is paid $150,000 per annum, excluding bonuses, and Ron Gillyard was paid $150,000 per annum until his termination on February 24, 2015. There are no written employment or consulting agreements currently in place with any of these officers.
In consideration of their agreement to join the management team of bBooth USA, on February 15, 2013, Kim Watson was issued 611,324 shares and on March 15, 2013, Leigh Collier was issued 611,324 shares of bBooth USA, which were each exchanged for 611,324 shares of our company.

Outstanding Equity Awards at Fiscal Year-End
We did not have any stock awards outstanding as at December 31, 2014. The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2014:
Name	Option awards
	Number of securities underlying unexercised options (exercisable ) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Paul McDonald	Nil	Nil	Nil	N/A	N/A
David Rose	Nil	Nil	Nil	N/A	N/A
Rory J. Cutaia	400,000	400,000	Nil	0.50	November 12, 2019
Aaron Meyerson	Nil	100,000	Nil	0.50	November 12, 2019
Leigh Collier	Nil	100,000	Nil	0.50	November 12, 2019
Kim Watson	Nil	200,000	Nil	0.50	November 12, 2019
Retirement or Similar Benefit Plans
There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.
Resignation, Retirement, Other Termination, or Change in Control Arrangements
We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors' or executive officers' responsibilities following a change in control.
Compensation of Directors
The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2014:
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
James P. Geiskopf(1)	Nil	Nil	103,198	Nil	Nil	Nil	103,198
Peter Jensen(2)	Nil	Nil	9,677	Nil	Nil	Nil	9,677
(1)	Mr. Geiskopf was appointed a director of our company in May 2014.
(2)	Mr. Jensen was appointed a director of our company in November 2014.

Golden Parachute Compensation
For a description of the terms of any agreement or understanding, whether written or unwritten, between our company and any officer or director concerning any type of compensation, whether present, deferred or contingent, that will be based on or otherwise will relate to an acquisition, merger, consolidation, sale or other type of disposition of all or substantially all assets of our company, see above under the heading "Compensation Discussion and Analysis".
Outstanding Equity Awards at Fiscal Year-End
We did not have any stock awards outstanding as at December 31, 2014.  The following table sets forth, for each director who is not an executive officer, certain information concerning outstanding option awards as of December 31, 2014:
Name	Option awards
	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	300,000	300,000	Nil	0.50	November 12, 2019
Peter Jensen	25,000	75,000	Nil	0.50	November 12, 2019
We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 30, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Rory J. Cutaia c/o 1157 North Highland Avenue, Suite C Hollywood, California 90038	Common Stock	22,892,298(3)	37.1%
Aaron Meyerson c/o 1157 North Highland Avenue, Suite C Hollywood, California 90038	Common Stock	7,200,000(4)	11.8%
Kim Watson c/o 1157 North Highland Avenue, Suite C Hollywood, California 90038	Common Stock	611,324(5)	1.0%
Leigh Collier c/o 1157 North Highland Avenue, Suite C Hollywood, California 90038	Common Stock	611,324(6)	1.0%
James P. Geiskopf c/o 1157 North Highland Avenue, Suite C Hollywood, California 90038	Common Stock	634,000(7)	1.0%
Peter Jensen 4656 Hoskins Road North Vancouver, BC V7K 2R1	Common Stock	25,000(8)	*
All executive officers and directors as a group (6 persons)	Common Stock	31,973,946(9)	51.7%
(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage of common stock is based on 61,099,999 shares of our common stock issued and outstanding as of March 30, 2015.
(3)	Consists of 17,928,606 shares of common stock held directly, 3,603,600 shares of common stock held by Cutaia Media Group Holdings, LLC and 810,092 shares of common stock held by spouse. Also includes 400,000 stock options held directly and 150,000 stock options held by Mr. Cutaia's spouse that are exercisable within 60 days but excludes 400,000 stock options held by Mr. Cutaia, and 150,000 stock options held by Mr. Cutaia's spouse, that are not exercisable within 60 days.
(4)	Excludes 100,000 stock options not exercisable within 60 days. Mr. Meyerson shares voting and investment power over these shares, which are registered in the name of The 2009 Meyerson Family Trust, with his spouse.
(5)	Excludes 200,000 stock options not exercisable within 60 days.
(6)	Excludes 100,000 stock options not exercisable within 60 days.
(7)	Includes 300,000 stock options exercisable within 60 days but excludes 300,000 stock options not exercisable within 60 days.
(8)	Includes 25,000 stock options exercisable within 60 days but excludes 75,000 stock options not exercisable within 60 days.
(9)	Includes 725,000 stock options exercisable within 60 days.
Changes in Control
We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Other than as disclosed below, there has been no transaction, since January 1, 2014, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at December 31, 2014, and in which any of the following persons had or will have a direct or indirect material interest:
(a)	any director or executive officer of our company;
(b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;
(c)	any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and
(d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.
On November 29, 2012, we issued 950,000 shares (on a pre-split basis) of our common stock to Paul McDonald, a former director and officer of our company, at a price of $0.001 per share, for total consideration of $950.
On January 8, 2013, we issued 1,000,000 (on a pre-split basis) and 1,375,000 shares (on a pre-split basis) of our common stock to Paul McDonald and David Rose, former officers and directors of our company, respectively, at a price of $0.0002 per share for total aggregate consideration of $4,750.
On October 16, 2014, Paul McDonald returned 905,457 shares for cancellation and David Rose returned 1,171,056 shares for cancellation.
Related party transactions to which bBooth (our subsidiary) has been a party since its inception are as follows:
•	From time to time, Rory J. Cutaia has advanced funds to our company for working capital purposes. The balance advanced amounted to $74,938 and $81,307 as of December 31, 2013 and 2012, respectively. The amount was fully repaid in June 2014, with no balance of advances outstanding as of June 30, 2014.
•	On June 30, 2014, we added $250,000 to the capital of the membership units of Rory J. Cutaia in settlement of his accrued salary of $250,000 for the year ended December 31, 2013. On June 30, 2014, we added $62,500 to the capital of the membership units in settlement of his accrued salary of $62,500 for the three-months ended June 30, 2014. As of June 30, 2014, accrued and unpaid compensation to Rory J. Cutaia for the three months ended June 30, 2014 was $62,500.
Compensation for Executive Officers and Directors
For information regarding compensation for our executive officers and directors, see "Executive Compensation".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The following table sets forth the fees billed to our company for the year ended December 31, 2014 for professional services rendered by Anton & Chia, our independent registered public accounting firm:
Fees	2014
Audit Fees	$37,029
Audit Related Fees	-
Tax Fees	-
Other Fees	-
Total Fees	$37,029
The following table sets forth the fees billed to our company for the year ended November 30, 2013 for professional services rendered by Messineo & Co., our former independent registered public accounting firm:
Fees	2013
Audit Fees	$7,208
Audit Related Fees	-
Tax Fees	-
Other Fees	-
Total Fees	$7,208

Pre-Approval Policies and Procedures
Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.
Our board of directors has considered the nature and amount of fees billed by Anton & Chia and by Messineo & Co. and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibit No.	Description
2.1(2)
Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc, bBooth (USA), Inc. (formerly bBooth, Inc.) and the shareholders of bBooth (USA), Inc. (formerly bBooth, Inc.)

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Certificate of Change
3.4(2)	Articles of Merger
10.1(2)	2014 Stock Option Plan
10.2(2)	Employment Agreement – Aaron Meyerson
10.3(3)	Employment Agreement – Rory Cutaia
10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.
10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright
10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.
10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright
10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright
10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.
10.10(5)	Form of Termination Agreement and Release dated January 20, 2015
10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin
10.12(7)	Engagement letter dated March 20, 2015 among bBooth, Inc., DelMorgan Group LLC and Globalist Capital, LLC
10.13(7)	Form of Note Purchase Agreement dated March 20, 2015
10.14(7)	Form of Warrant Certificate dated March 20, 2015
14.1(2)	Code of Ethics and Business Conduct
16.1(2)	Letter from Messineo & Co., CPAs, LLC
21.1	Subsidiaries bBooth (USA), Inc. (Nevada) Global System Designs Inc. (Canada)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Previously filed as exhibits to our company's registration statement on Form S-1, on April 8, 2013, File Number 333‑187782 and incorporated herein.
(2)	Previously filed as exhibits to our company's current report on Form 8-K on October 22, 2014 and incorporated herein.
(3)	Previously filed as an exhibit to our company's current report on Form 8-K on November 24, 2014 and incorporated herein.
(4)	Previously filed as an exhibit to our company's current report on Form 8-K on December 17, 2014 and incorporated herein.
(5)	Previously filed as an exhibit to our company's current report on Form 8-K on January 26, 2015 and incorporated herein.
(6)	Previously filed as an exhibit to our company's current report on Form 8-K on March 9, 2015 and incorporated herein.
(7)	Previously filed as an exhibit to our company's current report on Form 8-K on March 27, 2015 and incorporated herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
bBooth, Inc.

By: /s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
 Officer and Principal Accounting Officer)
Date: March 31, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
 Officer and Principal Accounting Officer)
Date: March 31, 2015

By: /s/ James P. Geiskopf
James P. Geiskopf
Director
 Date: March 31, 2015

By: /s/ Peter Jensen
Peter Jensen
Director
 Date: March 31, 2015