Form 10-Q
period 2015-03-31
BBOOTH, INC.
filed 2015-05-15
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number: 000-55314
bBooth, Inc.
 (Exact name of Registrant as Specified in its Charter)
Nevada	46-1669753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1157 North Hollywood Avenue, Suite C,
Hollywood, CA    90038
 (Address of Principal Executive Offices including Zip Code)
(855) 250-2300
 (Registrant's Telephone Number, Including Area Code)
          N/A
 (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☐       NO    ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐       NO    ☒
As of May 15, 2015, 61,420,000 shares of the issuer's common stock, par value of $0.0001 per share, were outstanding.

bBOOTH, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at March 31, 2015 (Unaudited) and December 31, 2014
Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2015 and 2014
Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2015 and 2014
Notes to Condensed Consolidated Financial Statements (Unaudited)

bBOOTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$1,172,117
Prepaid expenses and other current assets	201,985	69,739
Note receivable	-	861,435
Total current assets	201,985	2,103,291

Deposit for booth equipment	199,428	199,428
Property and equipment, net	157,942	123,807
Intangible assets, net	1,231,250	-
Total assets	$1,790,605	$2,426,526

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Book overdraft	$3,916	$-
Accounts payable and accrued expenses	330,393	311,958
Notes payable	525,000	100,000
Total current liabilities	859,309	411,958

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 61,100,000 (unaudited) and 60,600,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	6,110	6,060
Additional paid-in capital	12,387,135	12,052,575
Common stock issuable	160,000	-
Accumulated deficit	(11,621,949)	(10,044,067)
Total shareholders' equity	931,296	2,014,568
Total liabilities and shareholders' equity	$1,790,605	$2,426,526

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Research and development expense	$73,838	$81,894
General and administrative expense	1,500,635	331,033
Loss from operations	(1,574,473)	(412,927)
Interest expense, net	(3,409)	-
Net loss	$(1,577,882)	$(412,927)

Net loss per share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares
outstanding, basic and diluted	60,750,000	11,650,000

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Operating activities:
Net loss	$(1,577,882)	$(412,927)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	91,752	1,447
Equity interests issued as payment of salary expense	-	62,500
Share based compensation	64,496	-
Effect of changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,868	-
Book overdraft	3,916	-
Accounts payable and accrued expenses	18,435	5,644
Net cash used in operating activities	(1,386,415)	(343,336)

Investing activities:
Purchase of property and equipment	(41,802)	(940)
Acquisition of Songstagram	(43,900)	-
Net cash used in investing activities	(85,702)	(940)

Financing activities:
Proceeds from notes payable	300,000	-
Proceeds from capital contributions	-	380,000
Net cash provided by financing activities	300,000	380,000

Net change in cash	(1,172,117)	35,724
Cash, beginning of period	1,172,117	124,224
Cash, end of period	$-	$159,948

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Note payable issued as payment for professional fees	$125,000	$-
Conversion of note receivable for the acquisition of Songstagram	$861,435	$-
Common stock issuable in connection with settlement agreement	$160,000	$-
Issuance of common stock in connection with settlement agreement	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2015
 (Unaudited)
1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC ("CMG") was a limited liability company formed on December 12, 2012 under the laws of the state of Nevada.  On May 19, 2014, bBooth, Inc. was incorporated under the laws of the state of Nevada.  On May 19, 2014, CMG was merged into bBooth, Inc. pursuant to a Plan of Merger unanimously approved by the members of CMG.  On October 17, 2014, bBooth, Inc. changed the name of its operating company to bBooth (USA), Inc. ("bBooth").  The operations of CMG and bBooth are collectively referred to as the "Company."

On October 16, 2014, the Company completed a Share Exchange Agreement with Global System Designs, Inc. ("GSD").  In connection with the closing of the Share Exchange Agreement, all of GSD's prior management resigned and were replaced by management nominated by the Company, and shareholders of the Company were issued shares of GSD common stock that constituted approximately 83% of issued and outstanding shares at the closing date. As a result, the Share Exchange Agreement has been treated as a reverse merger transaction, with the Company as the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in these financial statements for periods ended prior to the closing of the Exchange Agreement will be those of  bBooth.

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.
Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of bBooth, Inc. and Songstagram, Inc. ("Songstagram"). All significant intercompany transactions have been eliminated in consolidation.
Going Concern

The Company has incurred operating losses since inception and has negative cash flows from operations. It also has an accumulated deficit of $11,621,949 (unaudited) as of March 31, 2015.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations. Management intends to continue to seek additional debt or equity financing to continue its operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow its business and customer base.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the three months ended March 31, 2015 or 2014.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company has not established a liability for uncertain tax positions.

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

The Company values stock options and warrants using the Black-Scholes option pricing model. There were no options issued during the three months ended March 31, 2015 and 2014.  Assumptions used in the Black-Scholes model to value warrants issued during the three months ended March 31, 2015 are as follows:

Three Months Ended
March 31,
2015

Expected life in years	3
Stock price volatility	81.80%
Risk free interest rate	0.95%
Expected dividends	NA

Research and Development Costs
Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company's bBooth recording studios and integrated app.  Research and development costs are expensed as incurred.

Net Loss Per Share
Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2015 and 2014, the Company had total options and warrants of 7,108,000 (unaudited) and 0 (unaudited), respectively which were excluded from the computation of net loss per share because they are anti-dilutive.
Fair Value of Financial Instruments

The Company's financial instruments include cash and notes payable. The principal balance of the notes payable approximates fair value because of the current interest rates and terms offered to the Company for similar debt are substantially the same.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(Unaudited)

Furniture and fixtures	$54,361	$54,361
Booth equipment	41,802	-
Audio and visual equipment	40,461	40,461
Office equipment	45,301	45,301

	181,925	140,123

Less: accumulated depreciation	(23,983)	(16,316)

	$157,942	$123,807

Depreciation expense amounted to $7,667 (unaudited) and $1,447 (unaudited) for the three months ended March 31, 2015 and 2014, respectively.

4.	NOTES PAYABLE

On September 30, 2014, the Company entered into an unsecured demand promissory note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000.

On February 26, 2015, the Company entered into an unsecured loan agreement with a third party lender for additional borrowings of $200,000. The borrowings bear interest at 12% per annum and are due on demand.

On February 26, 2015, the Company entered into an unsecured loan agreement with its majority shareholder for borrowings of $100,000. The borrowings bear entered at 12% per annum and are due on demand.

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC to act as its exclusive financial advisor.  In connection with the agreement, the Company paid DelMorgan Group LLC $125,000, which was advanced by a third party lender in exchange for an usecured note payable by the Company with interest at 12% per annum payable monthly beginning April 20, 2015.  The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement.  The Company expects this transaction to take place in the next twelve months.  As a result, the $125,000 note payable has been classified as a current liability as of March 31, 2015 in the accompanying condensed consolidated balance sheet.

5.	ACQUISITION OF ASSETS OF SONGSTAGRAM, INC.

On December 11, 2014, Songstagram, Inc. ("Songstagram") and Rocky Wright issued secured promissory notes (collectively, the "Promissory Notes") in connection with advances that the Company made to Songstagram and Mr. Wright. The advances were made by the Company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by the Company. Pursuant to the Promissory Notes, Songstagram promised to pay the Company the principal sum of $475,000, together with interest at a rate equal to 8% per annum and Mr. Wright promised to pay the Company the principal sum of $386,435, together with interest at a rate equal to 8% per annum. All unpaid principal, which totaled an aggregate of $861,435, together with any then unpaid and accrued interest and other amounts payable under the Promissory Notes, were to be due and payable on the earlier of (i) the Company's demand for payment; or (ii) when, upon or after the occurrence of an event of default, the Company declared such amounts due and payable or such amounts were made automatically due and payable under the terms of the Promissory Notes. During any period in which an event of default had occurred and was continuing, Songstagram and Wright, as applicable, were to pay interest on the unpaid principal balance at a rate of 13% per annum. The Promissory Notes have been prepaid without the Company's prior written consent. The full amounts of the Promissory Notes were secured by all of Songstagram's assets and all of Mr. Wright's assets related to Songstagram, as applicable, in accordance with security agreements dated December 11, 2014, as described below.

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

Effective January 20, 2015, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Songstagram and Rocky Wright, pursuant to which the Company acquired from Wright all assets and intellectual property that Wright owned related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. ("Qubeey"), and (v) all software applications of Qubeey, in consideration of the forgiveness of all principal and interest owing by Mr. Wright to the Company under the promissory note issued by Wright to the Company on December 11, 2014.  In connection with the Acquisition Agreement, the Company also paid an additional $43,900 to Mr. Wright in January 2015.

In connection with the Acquisition Agreement and the Company's prior demand for the repayment of all monies outstanding under the promissory note issued by Songstagram to the Company on December 11, 2014, as Songstagram was unable to repay such monies, Songstagram consented to the enforcement of the security granted under the Security Agreement, dated December 11, 2014 with Songstagram, by way of a strict foreclosure.  In accordance with the terms of the Acquisition Agreement, and as further provided for in a surrender of collateral, consent to strict foreclosure and release agreement dated January 20, 2015 (the "Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement") between the Company and Songstagram, Songstagram agreed to turn over all collateral pledged under the Security Agreement and consented to our retaining such collateral in satisfaction of the indebtedness due under the promissory note issued by Songstagram to the Company.

Effective March 4, 2015, the Company entered into a settlement and release agreement with Songstagram and Jeff Franklin, pursuant to which the Company agreed to issue 500,000 shares of common stock to Mr. Franklin in full settlement and release of a claim he had on certain assets acquired from Songstagram.  The shares of common stock issued to Mr. Franklin were valued at $250,000 and reflected as part of the acquisition price of Songstagram.

Effective March 5, 2015, the Company entered into a settlement and release agreement with Songstagram and Art Malone Jr., pursuant to which the Company agreed to issue 320,000 shares of common stock to Mr. Malone in full settlement and release of a claim he had on certain assets acquired from Songstagram.  The shares of common stock issuable to Mr. Malone were valued at $160,000 and reflected as part of the acquisition price of Songstagram.  The 320,000 shares of common stock were issued to Mr. Malone on April 29, 2015.  As of March 31, 2015, the shares issuable under the agreement were reflected as common stock issuable on the accompanying condensed consolidated balance sheet.

As a result, the total consideration paid by the Company for the acquisition of Songstagram amounted to $1,315,335.  Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach.

The preliminary purchase price allocation was allocated as follows:

Intangible assets acquired represented software applications which have an estimated useful life of 3 years. The estimated useful life is based on the patterns in which the economic benefits related to such assets are expected to be realized.

Recognized amounts of identifiable assets acquired
and liabilities assumed, at fair value

Intangible assets	$1,315,335
$1,315,335

Amortization expense for intangible assets amounted to $84,085 and $0 for the three months ended March 31, 2015 and 2014, respectively.  Estimated future amortization of intangible assets is as follows.

Year Ended
December 31,
2015	$328,834
2016	438,445
2017	438,445
2018	25,526
$1,231,250

6.	EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2015, the Company entered into a settlement and release agreement with Songstagram and Jeff Franklin, pursuant to which the Company agreed to issue 500,000 shares of common stock valued at $250,000 to Mr. Franklin in full settlement and release of a claim he had on certain assets acquired from Songstagram (see Note 5).

During the three months ended March 31, 2014, the Company received capital contributions from stockholders' totaling $380,000, and granted its majority shareholder $62,500 of equity interests as payment of his accrued salary for the three months ended March 31, 2014.

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

There was no option activity during the three months ended March 31, 2014. A summary of option activity for the three months ended March 31, 2015 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2014	6,470,000	$0.50	4.87	$-
Granted	-			-
Forfeited	(10,000)	0.50		-
Exercised	-			-
Outstanding at March 31, 2015 (unaudited)	6,460,000	$0.50	4.62	$-

Vested and expected to vest
at March 31, 2015 (unaudited)	5,103,400	$0.50	4.62	$-

Exercisable at March 31, 2015 (unaudited)	1,925,000	$0.50	4.62	$-

The total expense recognized relating to stock options for the three months ended March 31, 2015 and 2014 amounted to $64,496 and $0, respectively.  As of March 31, 2015, total unrecognized stock-based compensation expense was $1,388,577, which is expected to be recognized as an operating expense through November 2019.

Warrants

On November 12, 2014, the Company granted warrants to a consultant to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on November 12, 2019 and were fully vested on the grant date.

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC to act as its exclusive financial advisor. In connection with the agreement, the Company granted 48,000 warrants with an exercise price of $0.10 per share.  The warrants were fully vested on the date of the grant and expire on March 20, 2018.  The warrants have been valued using the Black-Scholes pricing model as of the contract date.  The total value of $20,114 has been recorded as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2015 and is being amortized over the life of the agreement.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space in Hollywood, California under an operating lease which provides for monthly rent of $14,805 through July 31, 2015. The Company had total rent expense for the three months ended March 31, 2015 and 2014 of $49,650 and $20,240, respectively.

The Company has lease agreements to display its bBooth units in various shopping malls through the United States, which provide for monthly lease payments ranging from $3,500 to $12,000 extending through May 2015. The total expense relating to these lease agreements for the three months ended March 31, 2015 and 2014 amounted to $154,350 and $0, respectively.

8.	SUBSEQUENT EVENTS

On April 2, 2015, the Company entered into a loan agreement with a third party lender for additional borrowings of $200,000. The borrowings bear interest at 12% per annum and are due on demand.

On April 15, 2015, the Company entered into a loan agreement with a third party lender for additional borrowings of $50,000. The borrowings bear interest at 12% per annum and are due on demand.

On April 29, 2015, the Company issued 320,000 shares of common stock in connection with a settlement and release agreement with Art Malone Jr. (see Note 5).

ITEM 1A – RISK FACTORS
Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10‑K for the year ended December 31, 2014 filed on March 31, 2015.
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.
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
Forward‑looking statements in this quarterly report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of, and demand for, product offerings; the growth of our business and operations through acquisitions or otherwise; and future economic and other conditions both generally and in our specific geographic and product markets.  These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward‑looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled "Risk Factors" in this annual report, which you should carefully read.  Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward‑looking statements. You should be prepared to accept any and all of the risks associated with purchasing any securities of our company, including the possible loss of all of your investment.
In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.
As used in this quarterly report on Form 10-Q, the terms "we", "us" "our" and "bBooth" refer to bBooth, Inc., a Nevada corporation, and our wholly-owned subsidiaries, bBooth (USA), Inc. and Global System Designs Inc., unless otherwise specified.
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following discussion should be read together with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1 – Financial Statements, in this Form 10‑Q.
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
Critical Accounting Policies
For a summary of our critical accounting policies, refer to Note 2 of our unaudited consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.
Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014.
The following is a comparison of the condensed consolidated results of operations for the three months ended March 31, 2015 and 2014.
	For the Three Months Ended
	March 31, 2015	March 31, 2014	$ Change
Research and development expense	$73,838	$81,894	$(8,056)
General and administrative expense	1,500,635	331,033	1,169,602
Loss from operations	(1,574,473)	(412,927)	(1,161,546)
Interest expense, net	(3,409)	-	(3,409)
Net Loss	$(1,577,882)	$(412,927)	$(1,164,955)
Revenues
We did not generate any revenue during the three months ended March 31, 2015 or 2014.

Operating Expenses
Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology for our booths and our mobile app.  Research and development expenses remained constant with a slight decrease for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The expense has decreased as the majority of the technological development and design of our booths was incurred during 2013.
General and administrative expenses for the three months ended March 31, 2015 increased by $1,169,602 as compared to the three months ended March 31, 2014.  The increase in general and administrative expenses is due primarily to the increased scope of our business activities during the three years March 31, 2015.  Our general and administrative expenses for the three months ended March 31, 2015 consisted primarily of approximately $229,000 for consulting expenses, $99,000 for professional fees, $154,000 of rent expense to display its bBooth units in various shopping malls through the United States and $483,000 for salary related expenses.  We did not have many of these expenses during the three months ended March 31, 2014, as our operations had not significantly started.
Interest expense, net for the three months ended March 31, 2015 amounted to $3,409.  This represented interest expense on outstanding notes payable during this timeframe.  There was no interest expense during the same period in 2014, as we had no interest bearing debt outstanding during that timeframe.
Liquidity and Capital Resources
The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014.
	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash used in operating activities	$(1,386,415)	$(343,336)
Cash used in investing activities	(85,702)	(940)
Cash provided by financing activities	300,000	380,000
Increase / (Decrease) in cash	$(1,172,117)	$35,724
For the three months ended March 31, 2015, our cash flows used in operating activities amounted to $1,386,415, compared to cash used in 2014 of $343,336.  The primary reason for the change relates to higher spending in 2015 relating to consulting, professional fees and salary related costs in order to execute our business plan.
Our cash used in investing activities amounted to $85,702 for the three months ended March 31, 2015, as compared to $940 for 2014.  Our cash used in investing activities was higher in 2015 due to $41,802 paid for the acquisition of booth equipment and $43,900 paid for the acquisition of Songstagram, Inc.  Cash used in investing activities in 2014 amounted to $940 for the purchase of property and equipment.
Our cash provided by financing activities for the three months ended March 31, 2015 amounted to $300,000 from proceeds received from additional notes payable borrowing.  Cash provided by financing activities in 2014 amounted to $380,000 and resulted from capital contributions from stockholders.
As of March 31, 2015, we had cash of $0 and working capital deficit of $657,324.  We estimate our operating expenses for the next 12 months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.
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

Going Concern
We have incurred operating losses since inception and has negative cash flows from operations. We also have an accumulated deficit of $11,621,949 as of March 31, 2015.  As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. Management intends to continue to seek additional debt or equity financing to continue our company's operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow our company's business and customer base.
These financial statements have been prepared on a going concern basis, which implies that we will continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.
There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.
Notes Payable
The following is a description of our outstanding notes payables as of March 31, 2015.
On September 30, 2014, we entered into a demand promissory note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000.
On February 26, 2015, we entered into a loan agreement with a third party lender for additional borrowings of $200,000. The borrowings bear interest at 12% per annum and are due on demand.
On February 26, 2015, we entered into a loan agreement with our majority shareholder for borrowings of $100,000. The borrowings bear entered at 12% per annum and are due on demand.
On March 21, 2015, we entered into an agreement with DelMorgan Group LLC to act as our exclusive financial advisor.  In connection with the agreement, we paid DelMorgan Group LLC $125,000, which was advanced by a third party lender in exchange for a note payable by our company with interest at 12% per annum payable monthly beginning April 20, 2015.  The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement.  We expect this transaction to take place in the next twelve months.  As a result, the $125,000 note payable has been classified as a current liability as of March 31, 2015 in the accompanying condensed consolidated balance sheet.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 10, 2015, we issued 500,000 shares of common stock to Jeff Franklin, at a deemed price of $0.50 per share, in full settlement and release of a claim he had on certain assets acquired from Songstagram.  The shares were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 as Mr. Franklin was an "accredited investor" as such term is defined in Regulation D. We have not sold any equity securities during the quarter ended March 31, 2015 that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into this Report:
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
bBOOTH, INC.

May 15 , 2015	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer)
(Principal Financial and Accounting Officer)