Form 10-Q
period 2015-06-30
BBOOTH, INC.
filed 2015-08-14
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number: 000-55314
bBooth, Inc.
 (Exact name of Registrant as Specified in its Charter)
Nevada	46-1669753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
901 Hancock Avenue, #308,
West Hollywood, CA    90069
 (Address of Principal Executive Offices including Zip Code)
(855) 250-2300
 (Registrant's Telephone Number, Including Area Code)
1157 North Hollywood Avenue, Suite C,
Hollywood, CA    90038
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
YES    ☐       NO    ☒
As of August 14, 2015, 62,020,000 shares of the issuer's common stock, par value of $0.0001 per share, were outstanding.

bBOOTH, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014

Condensed Consolidated Statements of Operations (Unaudited) — Three and Six Months Ended June 30, 2015 and 2014

Condensed Consolidated Statements of Cash Flows (Unaudited) — Three and Six Months Ended June 30, 2015 and 2014

Notes to Condensed Consolidated Financial Statements (Unaudited)

bBOOTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

Current assets:
Cash	$90,684	$1,172,117
Prepaid expenses and other current assets	113,996	69,739
Note receivable	-	861,435
Total current assets	204,680	2,103,291

Deposit for booth equipment	199,428	199,428
Property and equipment, net	156,716	123,807
Intangible assets, net	1,121,639	-
Total assets	$1,682,463	$2,426,526

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$408,479	$311,958
Notes payable	1,160,000	100,000
Total current liabilities	1,568,479	411,958

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 61,420,000 (unaudited) and 60,600,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6,142	6,060
Additional paid-in capital	12,735,648	12,052,575
Accumulated deficit	(12,627,806)	(10,044,067)
Total shareholders' equity	113,984	2,014,568
Total liabilities and shareholders' equity	$1,682,463	$2,426,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Research and development expense	$7,750	$-	$81,588	$44,843
General and administrative expense	958,502	360,395	2,459,137	728,479
Loss from operations	(966,252)	(360,395)	(2,540,725)	(773,322)
Interest expense, net	(39,605)	(17,482)	(43,014)	(17,482)
Net loss	$(1,005,857)	$(377,877)	$(2,583,739)	$(790,804)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average number of common shares
outstanding, basic and diluted	61,318,022	11,650,000	61,035,580	11,650,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014

Operating activities:
Net loss	$(2,583,739)	$(790,804)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	210,702	4,325
Equity interests issued as payment of salary expense	-	62,500
Amortization of debt issuance costs	-	9,657
Share based compensation	253,041	-
Effect of changes in operating assets and liabilities:
Prepaid expenses and other current assets	100,857	(17,110)
Debt issuance costs	-	(140,000)
Accounts payable and accrued expenses	96,521	(15,545)
Net cash used in operating activities	(1,922,618)	(886,977)

Investing activities:
Purchase of property and equipment	(49,915)	(42,616)
Deposit for booth equipment	-	(199,428)
Acquisition of Songstagram	(43,900)	-
Net cash used in investing activities	(93,815)	(242,044)

Financing activities:
Proceeds from notes payable	935,000	-
Proceeds from capital contributions	-	580,000
Proceeds from convertible notes payable	-	1,500,000
Payments of notes payable - related parties	-	(74,938)
Net cash provided by financing activities	935,000	2,005,062

Net change in cash	(1,081,433)	876,041
Cash, beginning of period	1,172,117	124,224
Cash, end of period	$90,684	$1,000,265

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$3,750	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Note payable issued as prepayment for professional fees	$125,000	$-
Conversion of note receivable for the acquisition of Songstagram	$861,435	$-
Issuance of common stock in connection with settlement agreement	$410,000	$-
Convertible note payable issued as payment for debt issuance costs	$-	$112,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

bBOOTH, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
 (Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC ("CMG") was a limited liability company formed on December 12, 2012 under the laws of the State of Nevada.  On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada.  On May 19, 2014, CMG was merged into bBooth, Inc. pursuant to a Plan of Merger unanimously approved by the members of CMG.  On October 17, 2014, bBooth, Inc. changed the name of its operating company to bBooth (USA), Inc. ("bBooth").  The operations of CMG and bBooth are collectively referred to as the "Company".

On October 16, 2014, the Company completed a Share Exchange Agreement with Global System Designs, Inc. ("GSD").  In connection with the closing of the Share Exchange Agreement, all of GSD's prior management resigned and were replaced by management nominated by the Company, and shareholders of the Company were issued shares of GSD common stock that constituted approximately 83% of GSD's issued and outstanding shares at the closing date. As a result, the Share Exchange Agreement has been treated as a reverse merger transaction, with the Company as the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in these financial statements for periods ended prior to the closing of the Share Exchange Agreement are those of bBooth.

In connection with the closing of the Share Exchange Agreement, GSD changed its name to bBooth, Inc.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of bBooth, Inc. and Songstagram, Inc. ("Songstagram"). All significant intercompany transactions have been eliminated in consolidation.

Going Concern

The Company has incurred operating losses since inception and has negative cash flows from operations. It also has an accumulated deficit of $12,627,806 (unaudited) as of June 30, 2015.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations. Management intends to continue to seek additional debt or equity financing to continue its operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow its business and customer base.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the three or six months ended June 30, 2015 or 2014.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the Company has not established a liability for uncertain tax positions.

Share Based Payment

The Company issues stock options, common stock, and equity interests as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718 "Compensation – Stock Compensation." Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

The Company values stock options and warrants using the Black-Scholes option pricing model. There were no options issued during the three or six months ended June 30, 2015 and 2014.  Assumptions used in the Black-Scholes model to value warrants issued during the six months ended June 30, 2015 are as follows:

Six Months Ended
June 30,
2015

Expected life in years	3
Stock price volatility	81.80%
Risk free interest rate	0.95%
Expected dividends	N/A

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company's bBooth recording studios and integrated app.  Research and development costs are expensed as incurred.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of June 30, 2015, the Company had a total of 6,200,000 options and 648,000 warrants outstanding, which were excluded from the computation of net loss per share because they are anti-dilutive.  There were no options or warrants outstanding as of June 30, 2014.

Fair Value of Financial Instruments

The Company's financial instruments include cash and notes payable. The principal balance of the notes payable approximates fair value because the current interest rates and terms offered to the Company for similar debt are substantially the same.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
	(Unaudited)

Furniture and fixtures	$54,361	$54,361
Booth equipment	49,915	-
Audio and visual equipment	40,461	40,461
Office equipment	45,301	45,301
	190,038	140,123

Less: accumulated depreciation	(33,322)	(16,316)

	$156,716	$123,807

Depreciation expense amounted to $9,339 (unaudited) and $1,447 (unaudited) for the three months ended June 30, 2015 and 2014, respectively.  Depreciation expense amounted to $17,006 (unaudited) and $4,325 (unaudited) for the six months ended June 30, 2015 and 2014, respectively.

4.	NOTES PAYABLE

On September 30, 2014, the Company issued an unsecured demand promissory note to a third party lender in the principal amount of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000.

On February 26, 2015, the Company entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On February 26, 2015, the Company entered into an unsecured loan agreement with its majority shareholder in the principal amount of $100,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC ("DelMorgan"), pursuant to which DelMorgan agreed to act as the Company's exclusive financial advisor.  In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.  The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement.  The Company expects this transaction to take place in the next twelve months.  As a result, the $125,000 note payable has been classified as a current liability as of June 30, 2015 in the accompanying condensed consolidated balance sheet.

On April 2, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 15, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On May 19, 2015, the Company entered into an unsecured loan agreement with its majority shareholder in the principal amount of $45,000.  On June 11, 2015, the Company entered into an additional unsecured loan agreement with its majority shareholder for additional principal borrowings of $190,000.  These loans all bear interest at the rate of 12% per annum and are due on demand.

On May 26, 2015, the Company entered into an unsecured demand promissory note with a third party lender in the principal amount of $100,000.  The note bears interest at a rate of 20% per annum.  The principal and accrued interest are due in full on September 30, 2015.

5.	ACQUISITION OF ASSETS OF SONGSTAGRAM, INC.

On December 11, 2014, Songstagram, Inc. ("Songstagram") and Rocky Wright ("Wright") issued secured promissory notes (collectively, the "Promissory Notes") in connection with advances that the Company made to Songstagram and Wright. The advances were made by the Company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by the Company. Pursuant to the Promissory Notes, Songstagram promised to pay the Company the principal sum of $475,000, together with interest at a rate equal to 8% per annum, and Wright promised to pay the Company the principal sum of $386,435, together with interest at a rate equal to 8% per annum. All unpaid principal, which totaled an aggregate of $861,435, together with any then unpaid and accrued interest and other amounts payable under the Promissory Notes, were to be due and payable on the earlier of (i) the Company's demand for payment; or (ii) when, upon or after the occurrence of an event of default, the Company declared such amounts due and payable or such amounts were made automatically due and payable under the terms of the Promissory Notes. During any period in which an event of default had occurred and was continuing, Songstagram and Wright, as applicable, were to pay interest on the unpaid principal balance at a rate of 13% per annum. The full amounts due under the Promissory Notes were secured by all of Songstagram's assets and all of Wright's assets related to Songstagram, as applicable, in accordance with security agreements dated December 11, 2014, as described below.

In connection with the Promissory Notes, the Company entered into security agreements (collectively, the "Security Agreements") with each of Songstagram and Wright dated December 11, 2014.  Pursuant to the Security Agreements, Songstagram and Wright, as applicable, agreed to, among other things; (i) pay all secured obligations when due; (ii)  upon or following the occurrence of an event of default, pay all of the Company's costs and expenses, including reasonable attorneys' fees, incurred by the Company in the perfection, preservation, realization, enforcement and exercise of the Company's rights, powers and remedies under the Security Agreements; and (iii) execute and deliver such documents as the Company deems necessary to create, perfect and continue the security interests.

Effective January 20, 2015, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Songstagram and Wright, pursuant to which the Company acquired from Wright all assets and intellectual property that Wright owned related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. ("Qubeey"), and (v) all software applications of Qubeey, in consideration of the forgiveness of all principal and interest owing by Mr. Wright to the Company under the promissory note issued by Wright to the Company on December 11, 2014.  In connection with the Acquisition Agreement, the Company also paid an additional $43,900 to Wright in January 2015.

In connection with the Acquisition Agreement and the Company's prior demand for the repayment of all monies outstanding under the Promissory Note issued by Songstagram to the Company on December 11, 2014, as Songstagram was unable to repay such monies, Songstagram consented to the enforcement of the security granted under the Security Agreement with Songstagram by way of a strict foreclosure.  In accordance with the terms of the Acquisition Agreement, and as further provided for in a surrender of collateral, consent to strict foreclosure and release agreement dated January 20, 2015 (the "Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement") between the Company and Songstagram, Songstagram agreed to turn over all collateral pledged under the Security Agreement and consented to the Company retaining such collateral in satisfaction of the indebtedness due under the Promissory Note issued by Songstagram to the Company.

Effective March 4, 2015, the Company entered into a settlement and release agreement with Songstagram and Jeff Franklin, pursuant to which the Company agreed to issue 500,000 shares of common stock to Mr. Franklin in full settlement and release of a claim he had on certain assets the Company acquired from Songstagram.  The shares of common stock issued to Mr. Franklin were valued at $250,000 and were included as part of the acquisition price of Songstagram.

Effective March 5, 2015, the Company entered into a settlement and release agreement with Songstagram and Art Malone Jr., pursuant to which the Company agreed to issue 320,000 shares of common stock to Mr. Malone in full settlement and release of a claim he had on certain assets the Company acquired from Songstagram.  The shares of common stock issuable to Mr. Malone were valued at $160,000 and were included as part of the acquisition price of Songstagram.  The 320,000 shares of common stock were issued to Mr. Malone on April 29, 2015.

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
$1,315,335

Amortization expense for intangible assets amounted to $109,611 and $0 for the three months ended June 30, 2015 and 2014, respectively.  Amortization expense for intangible assets amounted to $193,696 and $0 for the six months ended June 30, 2015 and 2014, respectively.  Estimated future amortization of intangible assets is as follows.

Year Ended
December 31,
2015	$219,223
2016	438,445
2017	438,445
2018	25,526
$1,121,639

6.	EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2015, the Company entered into settlement and release agreements, pursuant to which the Company agreed to issue an aggregate of 820,000 shares of common stock valued at $410,000 in full settlement and release of claims on certain assets acquired from Songstagram (see Note 5).

During the six months ended June 30, 2014, the Company received capital contributions from stockholders' totaling $580,000, and granted its majority shareholder $62,500 of equity interests as payment of his accrued salary for the six months ended June 30, 2014.

Stock Options

Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the "Plan") under the administration of the board of directors to retain the services of valued key employees and consultants of the Company.

On November 21, 2014, the Company entered into an executive employment agreement with Rory Cutaia, the Company's Chief Executive Officer, pursuant to which the Company (i) issued Mr Cutaia 800,000 stock options, each exercisable into one share of the Company's common stock at a price of $0.50 per share, 400,000 of which vested immediately and 400,000 which will vest one year from the execution date, on November 21, 2015 and (ii) agreed to issue Mr. Cutaia 250,000 stock options on each anniversary of the execution date.

On November 12, 2014, the Company granted an additional 7,350,000 stock options to various key employees and consultants each of which is exercisable into one share of common stock at a price of $0.50 per share. The options have a 5 year life and vest over periods ranging from immediately to 4 years from the date of grant.

There was no option activity during the six months ended June 30, 2014. A summary of option activity for the six months ended June 30, 2015 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2014	6,470,000	$0.50	4.87	$-
Granted	-			-
Forfeited	(270,000)	0.50		-
Exercised	-			-
Outstanding at June 30, 2015 (unaudited)	6,200,000	$0.50	4.37	$-

Vested and expected to vest
at June 30, 2015 (unaudited)	4,898,000	$0.50	4.37	$-

Exercisable at June 30, 2015 (unaudited)	1,925,000	$0.50	4.37	$-

The total expense recognized relating to stock options for the three months ended June 30, 2015 and 2014 amounted to $188,545 and $0, respectively.  The total expense recognized relating to stock options for the six months ended June 30, 2015 and 2014 amounted to $253,041 and $0, respectively.  As of June 30, 2015, total unrecognized stock-based compensation expense was $1,200,033, which is expected to be recognized as an operating expense through November 2019.

Warrants

On November 12, 2014, the Company granted warrants to a consultant to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on November 12, 2019 and were fully vested on the grant date.

On March 21, 2015, in connection with the DelMorgan agreement (see note 4), the Company issued 48,000 warrants, each exercisable into one share of common stock at an exercise price of $0.10 per share.  The warrants were fully vested on the date of the grant and expire on March 20, 2018.  The warrants have been valued using the Black-Scholes pricing model as of the contract date.  The total value of $20,114 has been recorded as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2015 and is being amortized over the life of the agreement.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Until June 2015, the Company leased office space in Hollywood, California under an operating lease which provided for monthly rent of $14,805 through July 31, 2015.  In June 2015, the Company moved its offices to a new location in West Hollywood, California under a new operating lease which provides for monthly rent of $6,700 through June 25, 2016.  The Company had total rent expense for the three months ended June 30, 2015 and 2014 of $62,158 and $30,928, respectively.  The Company had total rent expense for the six months ended June 30, 2015 and 2014 of $111,808 and $51,168, respectively.

The Company had lease agreements to display its bBooth units in various shopping malls through the United States, which provided for monthly lease payments ranging from $3,500 to $12,000 extending through May 2015. The total expense relating to these lease agreements for the three months ended June 30, 2015 and 2014 amounted to $17,050 and $0, respectively.  The total expense relating to these lease agreements for the six months ended June 30, 2015 and 2014 amounted to $171,400 and $0, respectively.

8.	SUBSEQUENT EVENTS

On July 13, 2015, the Company entered into an unsecured loan agreement with its majority shareholder in the principal amount of $125,000. The loan bears interest at the rate of 12% per annum and is due on demand.

Effective July 21, 2015, Aaron Meyerson resigned from the board of directors and has been named to the advisory board.

Effective July 21, 2015, Mike Psomas was named to the board of directors of the Company.  As compensation for board services, the Company granted 100,000 shares of restricted common stock to Mr. Psomas on July 20, 2015.  The shares vest over the 18 month period after the grant date.  The Company also granted Mr. Psomas 300,000 stock options on July 20, 2015 with an exercise price of $1.30 per share.  The stock options were fully vested on the grant date.

The Company granted 500,000 shares of restricted common stock on July 20, 2015 to Jimmy Geiskopf as compensation for his board services.  The shares vest over the 18 month period after the grant date.

ITEM 1A – RISK FACTORS

Information regarding risks related to our Company appear in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10‑K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This quarterly report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this quarterly report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.  You are advised, however, to consult any further disclosures we make in future public filings, statements and press releases.

Forward‑looking statements in this quarterly report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of, and demand for, product offerings; the growth of our business and operations through acquisitions or otherwise; and future economic and other conditions both generally and in our specific geographic and product markets.  These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward‑looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled "Risk Factors" in this quarterly report, which you should carefully read.  Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward‑looking statements. You should be prepared to accept any and all of the risks associated with purchasing any securities of our company, including the possible loss of all of your investment.

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

Critical Accounting Policies
For a summary of our critical accounting policies, refer to Note 2 of our unaudited condensed consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014.

The following is a comparison of the condensed consolidated results of operations for the three months ended June 30, 2015 and 2014.

	For the Three Months Ended
	June 30,	June 30,
	2015	2014	$ Change

Research and development expense	$7,750	$-	$7,750
General and administrative expense	958,502	360,395	598,107
Loss from operations	(966,252)	(360,395)	(605,857)
Interest expense, net	(39,605)	(17,482)	(22,123)
Net loss	$(1,005,857)	$(377,877)	$(627,980)

Revenues
We did not generate any revenue during the three months ended June 30, 2015 or 2014.

Operating Expenses
Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology for our booths and our mobile app.  Research and development expenses were minimal for the three months ended June 30, 2015 and 2014.  The expense has decreased as the majority of the technological development and design of our booths was incurred during 2013.

General and administrative expenses for the three months ended June 30, 2015 increased by $598,107 as compared to the three months ended June 30, 2014.  The increase in general and administrative expenses is due primarily to amortization expense of $109,611 relating to our acquisition of the assets of Songstagram Inc. ("Songstagram") in January 2015 and share based compensation expense of $188,545.  We did not have any of these expenses during the three months ended June 30, 2014.  Our general and administrative expenses also increased during the three months ended June 30, 2015 as compared to 2014 due to increases in consulting expenses, rent expense for display of our bBooth units, and salary related expenses.  These expenses were not significant during the three months ended June 30, 2014, as our operations had not significantly started.

Interest expense, net, for the three months ended June 30, 2015 amounted to $39,605.  This represented interest expense on outstanding notes payable during this timeframe.  This represented an increase over the same period in 2014 due to additional debt outstanding in 2015.

Results of Operations for the Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014.

The following is a comparison of the condensed consolidated results of operations for the six months ended June 30, 2015 and 2014.

	For the Six Months Ended
	June 30,	June 30,
	2015	2014	$ Change

Research and development expense	$81,588	$44,843	$36,745
General and administrative expense	2,459,137	728,479	1,730,658
Loss from operations	(2,540,725)	(773,322)	(1,767,403)
Interest expense, net	(43,014)	(17,482)	(25,532)
Net loss	$(2,583,739)	$(790,804)	$(1,792,935)

Revenues
We did not generate any revenue during the six months ended June 30, 2015 or 2014.

Operating Expenses
Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology for our booths and our mobile app.  Research and development expenses increased slightly during the six months ended June 30, 2015 due to increased spending relating to the mobile app.  We do not expect research and development expenses to be significant going forward as the technological development and design of our booths was incurred during 2013.

General and administrative expenses for the six months ended June 30, 2015 increased by $1,730,658 as compared to the six months ended June 30, 2014.  The increase in general and administrative expenses is due primarily to amortization expense of $193,696 relating to the acquisition of the Songstagram assets in January 2015 and share based compensation expense of $253,041.  We did not have any of these expenses during the six months ended June 30, 2014.  Our general and administrative expenses also increased during the six months ended June 30, 2015 as compared to 2014 due to increases in consulting expenses, rent expense for display of our bBooth units, and salary related expenses.  These expenses were not significant during the six months ended June 30, 2014, as our operations had not significantly started.

Interest expense, net, for the six months ended June 30, 2015 amounted to $43,014.  This represented interest expense on outstanding notes payable during this timeframe.  This represented an increase over the same period in 2014 due to additional debt outstanding in 2015.

Liquidity and Capital Resources
The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014.

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Cash used in operating activities	$(1,922,618)	$(886,977)
Cash used in investing activities	(93,815)	(242,044)
Cash provided by financing activities	935,000	2,005,062
Increase / (Decrease) in cash	$(1,081,433)	$876,041

For the six months ended June 30, 2015, our cash flows used in operating activities amounted to $1,922,618, compared to cash used in 2014 of $886,977.  The primary reason for the change relates to higher spending in 2015 relating to consulting, professional fees and salary related costs in order to execute our business plan.

Our cash used in investing activities amounted to $93,815 for the six months ended June 30, 2015, as compared to $242,044 for 2014.  Our cash used in investing activities in 2015 consisted of $49,915 paid for the acquisition of booth equipment and $43,900 paid for the acquisition of Songstagram.  Cash used in investing activities in 2014 was higher primarily due to a deposit made of $199,428 as a down payment on a purchase order for ten booths.

Our cash provided by financing activities for the six months ended June 30, 2015 amounted to $935,000 from proceeds received from additional notes payable borrowings.  Cash provided by financing activities in 2014 amounted to $2,005,062 and resulted from capital contributions from stockholders of $580,000 and proceeds from convertible notes payable of $1,500,000, offset by repayments of notes payable to related parties of $74,938.

As of June 30, 2015, we had cash of $90,684 and a working capital deficit of $1,363,799.  We estimate our operating expenses for the next 12 months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We also have an accumulated deficit of $12,627,806 as of June 30, 2015.  As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. Management intends to continue to seek additional debt or equity financing to continue our company's operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow our company's business and customer base.

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

Notes Payable

The following is a description of our outstanding notes payable as of June 30, 2015.

On September 30, 2014, we issued an unsecured demand promissory note to a third party lender in the principal amount of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000.

On February 26, 2015, we entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On February 26, 2015, we entered into an unsecured loan agreement with our majority shareholder in the principal amount of $100,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On March 21, 2015, we entered into an agreement with DelMorgan Group LLC ("DelMorgan"), pursuant to which DelMorgan agreed to act as our exclusive financial advisor.  In connection with the agreement, we paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.  The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement.  We expect this transaction to take place in the next twelve months.  As a result, the $125,000 note payable has been classified as a current liability as of June 30, 2015 in the condensed consolidated balance sheet.

On April 2, 2015, we entered into a loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 15, 2015, we entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On May 19, 2015, we entered into an unsecured loan agreement with our majority shareholder in the principal amount of $45,000.  On June 11, 2015, we entered into an additional unsecured loan agreement with our majority shareholder for additional principal borrowings of $190,000.  These loans all bear interest at the rate of 12% per annum and are due on demand.

On May 26, 2015, we entered into an unsecured demand promissory note with a third party lender in the principal amount of $100,000.  The note bears interest at a rate of 20% per annum.  The principal and accrued interest are due in full on September 30, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2015, we issued 320,000 shares of common stock to Art Malone Jr., at a deemed price of $0.50 per share, in full settlement and release of a claim he had on certain assets acquired from Songstagram.  The shares were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 as Mr. Malone was an "accredited investor" as such term is defined in Regulation D. We have not sold any equity securities during the quarter ended June 30, 2015 that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:
Exhibit No.	Description
2.1(2)	Share Exchange Agreement dated as of August 11, 2014 by and among our company, bBooth (USA), Inc. (formerly bBooth, Inc.) and the shareholders of bBooth (USA), Inc. (formerly bBooth, Inc.)
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Certificate of Change
3.4(2)	Articles of Merger
10.1(2)	2014 Stock Option Plan
10.2(2)	Employment Agreement – Aaron Meyerson
10.3(3)	Employment Agreement – Rory Cutaia
10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.
10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright
10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.
10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright
10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright
10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.
10.10(5)	Form of Termination Agreement and Release dated January 20, 2015
10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin
10.12(7)	Engagement letter dated March 20, 2015 among our company, DelMorgan Group LLC and Globalist Capital, LLC
10.13(7)	Form of Note Purchase Agreement dated March 20, 2015
10.14(7)	Form of Warrant Certificate dated March 20, 2015
14.1(2)	Code of Ethics and Business Conduct
16.1(2)	Letter from Messineo & Co., CPAs, LLC
21.1	Subsidiaries bBooth (USA), Inc. (Nevada) Global System Designs Inc. (Canada)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Previously filed as exhibits to our company's registration statement on Form S-1, on April 8, 2013, File Number 333‑187782 and incorporated herein.
(2)	Previously filed as exhibits to our company's current report on Form 8-K on October 22, 2014 and incorporated herein.
(3)	Previously filed as an exhibit to our company's current report on Form 8-K on November 24, 2014 and incorporated herein.
(4)	Previously filed as an exhibit to our company's current report on Form 8-K on December 17, 2014 and incorporated herein.
(5)	Previously filed as an exhibit to our company's current report on Form 8-K on January 26, 2015 and incorporated herein.
(6)	Previously filed as an exhibit to our company's current report on Form 8-K on March 9, 2015 and incorporated herein.
(7)	Previously filed as an exhibit to our company's current report on Form 8-K on March 27, 2015 and incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

bBOOTH, INC.

August 14 , 2015	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer)
(Principal Financial and Accounting Officer)