Form 10-Q
period 2015-09-30
BBOOTH, INC.
filed 2015-11-13
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
1157 North Highland Avenue, Suite C,
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
YES    ☐       NO    ☒
As of November 13, 2015, 63,575,000 shares of the issuer's common stock, par value of $0.0001 per share, were outstanding.

bBOOTH, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014

Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2015 and 2014

Condensed Consolidated Statements of Cash Flows (Unaudited) — Three and Nine Months Ended September 30, 2015 and 2014

Notes to Condensed Consolidated Financial Statements (Unaudited)

bBOOTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$14,947	$1,172,117
Prepaid expenses and other current assets	68,332	69,739
Note receivable	-	861,435
Total current assets	83,279	2,103,291

Deposit for booth equipment	199,428	199,428
Property and equipment, net	158,927	123,807
Total assets	$441,634	$2,426,526

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$468,407	$311,958
Notes payable	1,625,942	100,000
Total current liabilities	2,094,349	411,958

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 63,475,000 (unaudited) and 60,600,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	6,348	6,060
Additional paid-in capital	13,516,906	12,052,575
Accumulated deficit	(15,175,969)	(10,044,067)
Total shareholders' equity (deficit)	(1,652,715)	2,014,568
Total liabilities and shareholders' equity	$441,634	$2,426,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Research and development expense	$-	$-	$81,588	$41,105
General and administrative expense	1,417,975	1,003,098	3,877,012	1,735,315
Impairment of intangible assets	1,104,327	-	1,104,327	-
Loss from operations	(2,522,302)	(1,003,098)	(5,062,927)	(1,776,420)
Interest expense, net	(25,961)	(87,937)	(68,975)	(105,419)
Net loss	$(2,548,263)	$(1,091,035)	$(5,131,902)	$(1,881,839)

Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.08)	$(0.16)

Weighted average number of common shares
outstanding, basic and diluted	63,053,370	11,650,000	61,165,128	11,650,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014

Operating activities:
Net loss	$(5,131,902)	$(1,881,839)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	357,917	8,476
Impairment of intangible assets	1,104,327	-
Equity interests issued as payment of salary expense	-	62,500
Amortization of debt issuance costs	-	51,963
Share based compensation	914,505	-
Effect of changes in operating assets and liabilities:
Prepaid expenses and other current assets	146,521	(39,908)
Debt issuance costs	-	(140,000)
Other assets	-	(200,000)
Accounts payable and accrued expenses	156,449	106,185
Net cash used in operating activities	(2,452,183)	(2,032,623)

Investing activities:
Purchase of property and equipment	(62,029)	(79,952)
Deposit for booth equipment	-	(199,428)
Acquisition of Songstagram	(43,900)	-
Net cash used in investing activities	(105,929)	(279,380)

Financing activities:
Proceeds from notes payable	1,500,942	100,000
Proceeds from capital contributions	-	595,000
Proceeds from convertible notes payable	-	1,500,000
Proceeds from related party advances	-	85,000
Payments of notes payable	(100,000)	-
Payments of notes payable - related parties	-	(74,938)
Net cash provided by financing activities	1,400,942	2,205,062

Net change in cash	(1,157,170)	(106,941)
Cash, beginning of period	1,172,117	124,224
Cash, end of period	$14,947	$17,283

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$7,500	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Note payable issued as payment for professional fees	$125,000	$-
Conversion of note receivable for the acquisition of Songstagram	$861,435	$-
Issuance of common stock in connection with settlement agreements	$530,000	$-
Convertible note payable issued as payment for debt issuance costs	$-	$112,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

bBOOTH, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2015
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

Going Concern

The Company has incurred operating losses since inception and has negative cash flows from operations. It also has an accumulated deficit of $15,175,969 (unaudited) as of September 30, 2015.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations. Management intends to continue to seek additional debt or equity financing to continue its operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow its business and customer base.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of September 30, 2015, the Company made this analysis and determined there were no reliable predictors of future cash flows in connection with the intangible assets. Accordingly, the Company concluded that impairment of this asset was appropriate and recorded an impairment charge of $1,104,327.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company has not established a liability for uncertain tax positions.

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

The Company values stock options and warrants using the Black-Scholes option pricing model.  Assumptions used in the Black-Scholes model to value options and warrants issued during the nine months ended September 30, 2015 are as follows:

Nine Months Ended
September 30,
2015

Expected life in years	2.5 - 3.0 years
Stock price volatility	81.8% - 85.7%
Risk free interest rate	0.95% - 1.07%
Expected dividends	NA

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company's bBooth recording studios and integrated app.  Research and development costs are expensed as incurred.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of September 30, 2015, the Company had a total of 9,075,000 options and 648,000 warrants outstanding, which were excluded from the computation of net loss per share because they are anti-dilutive.  There were no options or warrants outstanding as of September 30, 2014.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
	(Unaudited)

Furniture and fixtures	$56,891	$54,361
Booth equipment	56,625	-
Audio and visual equipment	40,461	40,461
Office equipment	48,175	45,301
	202,152	140,123

Less: accumulated depreciation	(43,225)	(16,316)

	$158,927	$123,807

Depreciation expense amounted to $9,903 (unaudited) and $4,151 (unaudited) for the three months ended September 30, 2015 and 2014, respectively.  Depreciation expense amounted to $26,909 (unaudited) and $8,476 (unaudited) for the nine months ended September 30, 2015 and 2014, respectively.

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

On May 26, 2015, the Company entered into an unsecured demand promissory note with a third party lender in the principal amount of $100,000.  The note bears interest at a rate of 20% per annum.  The principal and accrued interest are due in full on September 30, 2015  The outstanding balance on the note amounting to $90,942 was paid by the Company’s majority shareholder on September 30, 2015.  The amount paid by the majority shareholder is now reflected as an additional unsecured loan and is due on demand and bears interest at 12% per annum.

On various dates during the quarter ended September 30, 2015, the Company entered into additional unsecured loan agreements with its majority shareholder for total aggregate borrowings of $475,000.  The amounts are due on demand and bear interest at 12% per annum.

As of September 30, 2015, total notes payable outstanding from the Company’s majority shareholder amounted to $900,942.

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

In July 2015, the Company issued an aggregate of 240,000 shares to two individuals pursuant to the Acquisition Agreement as payment for claims they had on certain assets acquired from Songstagram.  The shares of common stock issued were valued at $120,000 and were included as part of the acquisition price of Songstagram.

As a result, the total consideration paid by the Company for the acquisition of Songstagram amounted to $1,435,335.  Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach.

The preliminary purchase price allocation was allocated as follows:

Intangible assets acquired represented software applications which have an estimated useful life of 3 years. The estimated useful life is based on the patterns in which the economic benefits related to such assets are expected to be realized.

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value

Intangible assets	$1,435,335
$1,435,335

Amortization expense for intangible assets amounted to $137,312 and $0 for the three months ended September 30, 2015 and 2014, respectively.  Amortization expense for intangible assets amounted to $331,008 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company made an analysis of this asset and determined there were no reliable predictors of future cash flows to support the value recorded for this asset. Accordingly, the Company concluded that impairment of this asset was appropriate and recorded an impairment charge of $1,104,327.

6.	EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2015, the Company entered into settlement and release agreements, pursuant to which the Company agreed to issue an aggregate of 1,060,000 shares of common stock valued at $530,000 in full settlement and release of claims on certain assets acquired from Songstagram (see Note 5).

On July 18, 2015, the Company issued an aggregate total of 1,215,000 shares of restricted common stock as compensation to certain employees.  Of the shares issued, 1,200,000 of the shares vest over a 3 year period through January 20, 2018.  The other 15,000 shares were vested immediately on the gate of the grant.  The Company recorded a total of $146,004 as shares based compensation expense during the three months ended September 30, 2015 for these grants.

On July 21, 2015, the Company issued an aggregate total of 600,000 shares of restricted common stock as compensation to members of the Board of Directors.  The shares vest over an 18 month period from the issuance date.  The Company recorded a total of $38,738 as share based compensation expense during the three months ended September 30, 2015 for these grants.

During the nine months ended September 30, 2014, the Company received capital contributions from stockholders' totaling $595,000, and granted its majority shareholder $62,500 of equity interests as payment of his accrued salary for the nine months ended September 30, 2014.

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

A summary of option activity for the nine months ended September 30, 2015 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2014	6,470,000	$0.50	4.87	$-
Granted	2,900,000	1.30		-
Forfeited	(295,000)	0.50		-
Exercised	-			-
Outstanding at September 30, 2015 (unaudited)	9,075,000	$0.73	4.32	$-

Vested and expected to vest
at September 30, 2015 (unaudited)	7,169,250	$0.73	4.32	$-

Exercisable at September 30, 2015 (unaudited)	2,525,000	$0.61	4.21	$-

The total expense recognized relating to stock options for the three months ended September 30, 2015 and 2014 amounted to $476,732 and $0, respectively.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 was $0.16 per option.  The total expense recognized relating to stock options for the nine months ended September 30, 2015 and 2014 amounted to $729,773 and $0, respectively.  As of September 30, 2015, total unrecognized stock-based compensation expense was $1,015,292, which is expected to be recognized as an operating expense through July 2020.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.50	6,475,000	4.12	$0.50	2,225,000	$0.50
1.30	2,600,000	4.81	1.30	300,000	1.30
	9,075,000			2,525,000

Warrants

On November 12, 2014, the Company granted warrants to a consultant to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on November 12, 2019 and were fully vested on the grant date.

On March 21, 2015, in connection with the DelMorgan agreement (see note 4), the Company issued 48,000 warrants, each exercisable into one share of common stock at an exercise price of $0.10 per share.  The warrants were fully vested on the date of the grant and expire on March 20, 2018.  The warrants have been valued using the Black-Scholes pricing model as of the contract date.  The total value of $20,114 has been recorded as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2015 and is being amortized over the life of the agreement.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Until June 2015, the Company leased office space in Hollywood, California under an operating lease which provided for monthly rent of $14,805 through July 31, 2015.  In June 2015, the Company moved its offices to a new location in West Hollywood, California under a new operating lease which provides for monthly rent of $6,700 through June 25, 2016.  The Company had total rent expense for the three months ended September 30, 2015 and 2014 of $13,425 and $34,900, respectively.  The Company had total rent expense for the nine months ended September 30, 2015 and 2014 of $123,328 and $125,580, respectively.

8.	SUBSEQUENT EVENTS

In October 2015, the Company issued 100,000 shares of common stock to a vendor for services to be provided pursuant to a services contract.

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

Results of Operations for the Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014.

The following is a comparison of the condensed consolidated results of operations for the three months ended September 30, 2015 and 2014.

	For the Three Months Ended
	September 30,	September 30,
	2015	2014	$ Change

Research and development expense	$-	$-	$-
General and administrative expense	1,417,975	1,003,098	414,777
Impairment of intangible assets	1,104,327	-	1,104,327
Loss from operations	(2,522,302)	(1,003,098)	(1,519,104)
Interest expense, net	(25,961)	(87,937)	61,976
Net loss	$(2,548,263)	$(1,091,035)	$(1,457,128)

Revenues

We did not generate any revenue during the three months ended September 30, 2015 or 2014.

Operating Expenses

Research and development expenses were $0 for the three months ended September 30, 2015 and 2014.  The expense has decreased as the majority of the technological development and design of our booths was incurred during 2013.

General and administrative expenses for the three months ended September 30, 2015 increased by $414,777 as compared to the three months ended September 30, 2014.  The increase in general and administrative expenses is due primarily to amortization expense of $137,312 relating to our acquisition of the assets of Songstagram Inc. ("Songstagram") in January 2015 and share based compensation expense of $661,463.  We did not have any of these expenses during the three months ended September 30, 2014.   These increases to general and administrative expenses during the three months ended September 30, 2015 were offset by decreases in salary and related payroll expenses as compared to the same period in 2014 due to the decrease in headcount, as well as a decrease in other operating expenses such as rent expense, consulting expense and professional fees incurred associated with our reverse merger transaction in 2014.  As of September 30, 2015, we performed an impairment analysis on our intangible assets and determined there were no reliable predictors of future cash flows in connection with the assets. Accordingly, we concluded that impairment of this asset was appropriate and recorded an impairment charge of $1,104,327 as of September 30, 2015.  There was no such charge during 2014.

Interest expense, net, for the three months ended September 30, 2015 amounted to $25,961.  This represented interest expense on outstanding notes payable during this timeframe.  The amount of interest expense for the same period in 2014 was higher due to the amortization of debt issuance costs associated with convertible notes payable issued during 2014.

Results of Operations for the Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014.

The following is a comparison of the condensed consolidated results of operations for the nine months ended September 30, 2015 and 2014.

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014	$ Change

Research and development expense	$81,588	$41,105	$40,483
General and administrative expense	3,877,012	1,735,315	2,141,697
Impairment of intangible assets	1,104,327	-	1,104,327
Loss from operations	(5,062,927)	(1,776,420)	(3,286,507)
Interest expense, net	(68,975)	(105,419)	36,444
Net loss	$(5,131,902)	$(1,881,839)	$(3,250,063)

Revenues

We did not generate any revenue during the nine months ended September 30, 2015 or 2014.

Operating Expenses

Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology for our booths and our mobile app.  Research and development expenses increased slightly during the nine months ended September 30, 2015 due to increased spending relating to the mobile app.  We do not expect research and development expenses to be significant going forward as the technological development and design of our booths was incurred during 2013.

General and administrative expenses for the nine months ended September 30, 2015 increased by $2,141,697 as compared to the nine months ended September 30, 2014.  The increase in general and administrative expenses is due primarily to amortization expense of $331,008 relating to the acquisition of the Songstagram assets in January 2015 and share based compensation expense of $914,505.  We did not have any of these expenses during the nine months ended September 30, 2014.  Our general and administrative expenses also increased during the nine months ended September 30, 2015 as compared to 2014 due to increases in consulting expenses, rent expense for display of our bBooth units, and salary related expenses.  These expenses were not significant during the nine months ended September 30, 2014, as our operations had not significantly started for much of the period.  As of September 30, 2015, we performed an impairment analysis on our intangible assets and determined there were no reliable predictors of future cash flows in connection with the assets. Accordingly, we concluded that impairment of this asset was appropriate and recorded an impairment charge of $1,104,327 as of September 30, 2015.  There was no such charge during 2014.

Interest expense, net, for the nine months ended September 30, 2015 amounted to $68,975.  This represented interest expense on outstanding notes payable during this timeframe.  The amount of interest expense for the same period in 2014 was higher due to the amortization of debt issuance costs associated with convertible notes payable issued during 2014.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014.

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash used in operating activities	$(2,452,183)	$(2,032,623)
Cash used in investing activities	(105,929)	(279,380)
Cash provided by financing activities	1,400,942	2,205,062
Increase / (Decrease) in cash	$(1,157,170)	$(106,941)

For the nine months ended September 30, 2015, our cash flows used in operating activities amounted to $2,452,183, compared to cash used in 2014 of $2,032,623.  The primary reason for the change relates to higher spending in 2015 relating to consulting, professional fees and salary related costs in order to execute our business plan.

Our cash used in investing activities amounted to $105,929 for the nine months ended September 30, 2015, as compared to $279,380 for 2014.  Our cash used in investing activities in 2015 consisted of $62,029 paid for the acquisition of property and equipment and $43,900 paid for the acquisition of Songstagram.  Cash used in investing activities in 2014 was higher primarily due to a deposit made of $199,428 as a down payment on a purchase order for ten booths.

Our cash provided by financing activities for the nine months ended September 30, 2015 amounted to $1,400,942 from net proceeds received from additional notes payable borrowings.  Cash provided by financing activities in 2014 amounted to $2,205,062 and resulted primarily from capital contributions from stockholders of $595,000 and proceeds from convertible notes payable of $1,500,000, offset by repayments of notes payable to related parties of $74,938.

As of September 30, 2015, we had cash of $14,947 and a working capital deficit of $2,011,070.  We estimate our operating expenses for the next 12 months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We also have an accumulated deficit of $15,175,969 as of September 30, 2015.  As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. Management intends to continue to seek additional debt or equity financing to continue our company's operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow our company's business and customer base.

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

Notes Payable

The following is a description of our outstanding notes payable as of September 30, 2015.

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

On May 26, 2015, the Company entered into an unsecured demand promissory note with a third party lender in the principal amount of $100,000.  The note bears interest at a rate of 20% per annum.  The principal and accrued interest are due in full on September 30, 2015  The outstanding balance on the note amounting to $90,942 was paid by the Company’s majority shareholder on September 30, 2015.  The amount paid by the majority shareholder is now reflected as an additional unsecured loan and is due on demand and bears interest at 12% per annum.

On various dates during the quarter ended September 30, 2015, the Company entered into additional unsecured loan agreements with its majority shareholder for total aggregate borrowings of $475,000.  The amounts are due on demand and bear interest at 12% per annum.

As of September 30, 2015, total notes payable outstanding from the Company’s majority shareholder amounted to $900,942.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

bBOOTH, INC.

November 13, 2015	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer)
(Principal Financial and Accounting Officer)