Form 10-K
period 2015-12-31
BBOOTH, INC.
filed 2016-03-30
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-55314

bBooth, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-1118043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

901 Hancock Avenue, Unit 308, West Hollywood, California 90069
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

29,446,054 shares of common stock at a price of $1.30 per share for an aggregate market value of $38,279,870.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 30, 2016, there were 63,859,000 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public filings, statements and press releases.

Forward-looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of, and demand for, product offerings; the growth of our business and operations through acquisitions or otherwise; and future economic and other conditions both generally and in our specific geographic and product markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” in this annual report, which you should carefully read. Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward-looking statements. You should be prepared to accept any and all of the risks associated with purchasing any securities of our company, including the possible loss of all of your investment.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and “bBooth” refer to bBooth, Inc., a Nevada corporation, and our wholly-owned subsidiaries, bBooth (USA), Inc. and Global System Designs Inc., unless otherwise specified.

Corporate Overview – Formation, Corporate Changes and Material Mergers and Acquisitions

We were incorporated in the State of Nevada on November 27, 2012. Following incorporation, our business related to the development and marketing of “green building” information for homeowners and owners-builders. In January 2013, we formed a Canadian subsidiary, “Global System Designs Inc.” in response to Canadian demand for consultative building services. In the second quarter of 2014, we decided to explore alternative business opportunities in order to maximize shareholder value.

On October 16, 2014, we completed the acquisition of bBooth (USA), Inc., a private Nevada corporation (“bBooth USA”), pursuant to the terms of a share exchange agreement dated August 11, 2014, as amended, among our company, bBooth USA and the shareholders of bBooth USA (the “Exchange Agreement”). As a result of our acquisition of bBooth USA, we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

bBooth USA was formed as a limited liability company under the laws of the State of Nevada under the name “Cutaia Media Group, LLC” on December 12, 2012. On May 19, 2014, Cutaia Media Group, LLC effected a merger under the laws of the State of Nevada with its affiliate, bBooth, Inc., a Nevada corporation, with bBooth, Inc. as the surviving corporation, in order to convert from a limited liability company into a corporation. On October 17, 2014, we changed the name of the private Nevada corporation to “bBooth (USA), Inc.”.

bBooth USA was focused on the manufacture and operation of internet-connected, kiosk-sized, professional-quality portable audio-video recording studios, branded and marketed under the name of “bBooth”, as further described below under “Our Business”).

Prior to the closing of the Exchange Agreement, on October 6, 2014, our company effected a name change by merging with our wholly-owned Nevada subsidiary named “bBooth, Inc.”, with the surviving corporation having the new name of “bBooth Inc.”. In addition, on October 6, 2014, our company effected a two for one forward stock split of our authorized and issued and outstanding common shares. As a result, our authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 200,000,000 shares of common stock with a par value of $0.0001 per share and our outstanding shares of common stock increased from 5,825,000 shares to 11,650,000 common shares outstanding. The 15,000,000 shares of preferred stock with a par value of $0.0001 per share authorized under our capital structure were unchanged in connection with the forward stock split of our common shares. The Nevada subsidiary referred to in this paragraph was created solely for the purpose of effecting the name change and stock split.

The name change and forward split became effective for trading purposes at the opening of trading on October 16, 2014 under the stock symbol “GLSID”. Our stock symbol was changed to “BBTH” effective on November 12, 2014. Our new CUSIP number is 07331L 108.

Immediately prior to the closing of the Exchange Agreement, bBooth USA converted loans in the aggregate amount of $1,669,316 in principal and accrued interest into an aggregate of 4,769,473 shares of bBooth USA’s common stock, at a conversion price of $0.35 per share. All of such bBooth USA shares were then converted into shares of our common stock on a one for one basis in connection with the closing of the Exchange Agreement.

Between September 30, 2014 and October 2, 2014, bBooth USA completed a private placement pursuant to which it issued an aggregate of 9,000,000 shares of common stock at a price of $0.50 per share for gross proceeds of $4,500,000. bBooth USA also issued an aggregate of 659,600 shares of common stock and paid an aggregate cash fee of $412,250 to certain finders in connection with the private placement. Such finders were also reimbursed an aggregate of $23,072 for expenses incurred in connection with the private placement. All of the shares of bBooth USA’s common stock issued in connection with the private placement, including the shares issued to the finders, were converted into shares of our common stock on a one for one basis in connection with the closing of the Exchange Agreement.

On December 11, 2014, Songstagram, Inc. (“Songstagram”) and Rocky Wright (“Wright”) issued secured promissory notes (collectively, the “Promissory Notes”) in connection with advances that our company made to Songstagram and Wright. The advances were made by our company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by our company. Pursuant to the Promissory Notes, Songstagram has promised to pay us the principal sum of $475,000, together with interest at a rate equal to 8% per annum and Wright has promised to pay us the principal sum of $386,435, together with interest at a rate equal to 8% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Promissory Notes, were due and payable on the earlier of (i) our demand for payment; or (ii) when, upon or after the occurrence of an event of default, we declared such amounts due and payable or such amounts were made automatically due and payable under the terms of the Promissory Notes. During any period in which an event of default had occurred and was continuing, Songstagram and Wright, as applicable, agreed to pay interest on the unpaid principal balance at a rate of 13% per annum. The Promissory Notes could have been prepaid without our prior written consent.

In connection with the Promissory Notes, we took security over all of the assets of Songstagram and Wright (related to Songstagram) pursuant to security agreements (collectively, the “Security Agreements”) with Songstagram and Wright dated December 11, 2014. Pursuant to the Security Agreements, Songstagram and Wright, as applicable, agreed to, among other things, (i) pay all secured obligations when due; (ii) upon or following the occurrence of an event of default, pay all of our costs and expenses, including reasonable attorneys’ fees, incurred by us in the perfection, preservation, realization, enforcement and exercise of our rights, powers and remedies under the Security Agreements; and (iii) execute and deliver such documents as we deemed necessary to create, perfect and continue the security interests.

Effective January 20, 2015, we entered into an acquisition agreement (the “Acquisition Agreement”) with Songstagram and Wright, pursuant to which we agreed to acquire from Wright all assets and intellectual property that Wright owned related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. (“Qubeey”), and (v) all software applications of Qubeey, in consideration of the forgiveness of all principal and interest owing by Wright to our company under the Promissory Notes.

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

In connection with the Acquisition Agreement and our prior demand for the repayment of all monies owing by Songstagram to our company under the Promissory Notes, as Songstagram was unable to repay such monies, Songstagram consented to the enforcement of the security granted under the Security Agreements, by way of a strict foreclosure. In accordance with the terms of the Acquisition Agreement, and as further provided for in a surrender of collateral, consent to strict foreclosure and release agreement dated January 20, 2015 (the “Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement”) between our company and Songstagram, Songstagram agreed to turn over all collateral pledged under the Security Agreements and consented to our retaining such collateral in satisfaction of the indebtedness due under the Promissory Notes.

In connection with the Acquisition Agreement, we and Songstagram entered into termination agreements and releases (each, a “Termination Agreement”) with six employees of, or consultants to, Songstagram pursuant to which each such persons agreed to: (i) the termination of any existing agreements to which they and Songstagram were parties, and (ii) release any claims against our company and Songstagram with respect to the assets and business of Songstagram and Qubeey.

Effective March 4, 2015, we entered into a settlement and release agreement with Songstagram and Jeff Franklin (“Franklin”), pursuant to which we paid $10,000 and issued 500,000 shares of common stock of our company to Franklin in full settlement and release of a claim that he had on certain assets that we acquired from Songstagram and in consideration of his transfer to us a secured lien he held on assets of Qubeey.

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

Our Business

Our business has evolved from one based primarily on our mall-based bBooth kiosks and mobile apps, narrowly focused on talent discovery, to a cloud-based, enterprise level platform, tentatively branded as NOTIFI, developed to address a much larger target market that includes corporate users, consumer brands, and media companies, among others, seeking large scale internal and external messaging and communications capabilities. Offered through bBoothTech, our new, wholly owned technology licensing division, the NOTIFI platform is a fully integrated mobile, desktop, and web-based application, with robust back-end administration and data collection capabilities, designed to provide small, medium and large-scale enterprise users, among others, with the ability to send, receive and manage enhanced, media-rich, highly-engaging messaging for both internal and external communications, as well as for interactive online training and teaching applications.

What distinguishes NOTIFI from other corporate messaging and communications platforms available in the marketplace today is our proprietary “push-to-screen” and “walk-out” technologies enabling users to assertively push messaging directly to the screens of their subscribers, employees, followers, fans, consumers, customers, partners, distributors, affiliates, and/or team members – in a media-rich format that can include interactive text, graphics, and video, as well as our ‘walk-out’ video messaging technology where the message is delivered by someone who appears to walk-out onto the desktop or mobile screens of targeted recipients, inviting interactivity and engagement – without the recipients having to open a web-browser or other mobile or desktop program.

Revenue Generation

We intend to generate revenue from the following sources:

●	Recurring license fees paid by enterprise users for blanket distribution of the applications to, and access by, enterprise employees or affiliates

●	Recurring subscription fees paid by individual users

●	In-app and online purchases by users to access various premium services, features, functionality, and options of the platform (such as ‘walk-out’ send capability, as well as audio and video enhancement features);

●	User data/lead generation fees from the sale of demographic data

Operations

Our company is headquartered in West Hollywood, California, where our executive, administration and operational management are based.

Our Market

Our market is intentionally broad and it includes online marketers, advertisers, sponsors, social media celebrities, entertainment celebrities and performance artists, enterprise users - large and small, religious organizations, health care providers, network and multi-level marketing companies, consumer brands, media companies, major motion picture studios, social media companies, and virtually any other person or organization that seeks to attract, engage, and communicate with customers, consumers, fans, followers, patients, friends, and subscribers, among others, online, utilizing an interactive, highly effective vehicle.

Distribution Methods

Our mobile applications will be available in Apple’s App Store for IOS devices and in Google’s Google Play Store for Android devices. Desktop/laptop versions for Windows and Mac computers will be available on our website.

Marketing

Our marketing strategy is two-fold. First, we leverage the existing relationships we have in the entertainment industry, such as those that we’ve developed through our engagement by American IdolTM to manage their auditions through our bBooth kiosks for the show’s current season, among other such industry relationships. These relationships have resulted in a fairly robust sales pipeline of potential customers for our products and services, all of which are in various stages of development, testing, due diligence and/or negotiation.

Second, we’ve recently completed development of a new sales tool which allows us to “push” a demonstration of our technology, and associated sales pitch, directly to the screens of our business prospects through a link sent via email, text message, Facebook, and even through a Twitter feed, among other means, allowing our targeted recipients to experience the impact of our technology right on their own mobile and desktop devices.

Competition

While we aware of numerous providers of enterprise level messaging and communications platforms, we are unaware of anyone offering products or services in the marketplace that are comparable to our proprietary ‘push-to-screen’ and ‘walk-out’ technologies.

Intellectual Property

bBooth’s operating system, our apps and our NOTIFI platform are comprised of proprietary software, code and know-how that are of key importance to our plan of operations.

Research and Development

We spent $81,588 on research and development during the year ended December 31, 2015, and $156,762 on research and development during the year ended December 31, 2014. These funds were primarily used for development of our software and mobile app.

Sources and Availability of Products and Names of Principal Suppliers

bBooth currently relies on certain key suppliers and vendors in the construction of its booths and for the maintenance, hosting, and enhancement of our operating software. Management believes it has mitigated the associated risks of these single-source vendor relationships by carefully selecting vendors that are large, financially stable, and have long and successful operating histories with demonstrated ability to deliver similar solutions. bBooth’s contracts with these vendors does not represent a material portion of their revenue. In addition, bBooth is actively engaged in the process of evaluating additional vendors and suppliers to provide like or complementary services.

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

Employees

We currently operate with 6 full time employees. We also employ consultants on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions including marketing and accounting. None of our employees or consultants, all of whom work in North America, are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees and consultants are excellent.

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

To date, we have not derived any revenues from our operations and have incurred losses since inception. Our net loss was $6,955,228 for the year ended December 31, 2015 and $5,179,241 for the year ended December 31, 2014. As of December 31, 2015, we had an accumulated deficit of $16,999,295. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our various business units and increase our marketing and sales efforts to drive an increase in the number of consumers utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to raise sufficient working capital or to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

We operate in a highly competitive, consumer-driven and rapidly changing environment. Our success will, to a large extent, be dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. The ability of our competitors to introduce new technologies, products and services more quickly than we do may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer products and services at no additional charge or at a lower price. In addition, the uncertainty of our ability, and the costs, to obtain intellectual property rights from third parties could impact our ability to respond to technological advances in a timely and effective manner.

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

We rely on licenses and other agreements with our vendors and other parties and other intellectual property rights to conduct our operations. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.

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

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our products and services. Some of these third parties do not have a long operating history or may not be able to continue to supply the equipment and services we desire in the future. Some of our vendors and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity, or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some products and services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our users. These events could materially and adversely affect our ability to retain and attract users, and have a material negative impact on our operations, business, financial results and financial condition.

Our business may be affected by changing consumer preferences or by failure of the public to accept any new product offerings we may pursue.

The production and distribution of entertainment content is an inherently risky business because the revenue that may be derived depends primarily on the content’s acceptance by the public, which is difficult to predict. Consumer and audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. In addition, competing entertainment content, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy and increasing digital and on-demand distribution offerings may also affect the audience for our content. Our expenses may increase as we invest in new programming ideas, and there is no guarantee that the new programming will be successful or generate sufficient revenue to recoup the expenditures.

Risks Related to Ownership of our Common Stock

Our board of directors is authorized to issue additional shares of our common stock that would dilute existing stockholders.

We are currently authorized to issue up to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock, of which 64,075,000 shares of common stock and no shares of preferred stock are currently issued and outstanding as of March 30, 2016. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own over 50% of our outstanding voting stock. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or by-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for a vote.

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

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain office in West Hollywood, California under an operating lease that expires in June 2016 for monthly rent of approximately $6,700. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the Over the Counter Bulletin Board and on the OTCBQ operated by the OTC Markets Group, Inc. under the symbol “BBTH.” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

Effective October 6, 2014, we completed a merger with our wholly-owned subsidiary, bBooth, Inc., in order to change our name from “Global System Designs, Inc.” to “bBooth, Inc.”, and we effected a two for one forward stock split of our authorized and issued and outstanding common shares. As a result, our authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 200,000,000 shares of common stock with a par value of $0.0001 per share and our outstanding shares of common stock increased from 5,825,000 shares to 11,650,000 common shares outstanding. The 15,000,000 shares of preferred stock with a par value of $0.0001 per share authorized under our capital structure were unchanged in connection with the forward stock split of our common shares.

The name change and forward split became effective for trading purposes at the opening of trading on October 16, 2014 under the stock symbol “GLSID”. Our stock symbol changed to “BBTH” effective on November 12, 2014.

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

Trades in our common stock may be subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2015	$2.00	$0.04
September 30, 2015	$3.00	$1.30
June 30, 2015	$1.30	$1.30
March 31, 2015	$1.99	$1.30
December 31, 2014	$2.00	$1.50
September 30, 2014	-	-
June 30, 2014	-	-
March 31, 2014	-	-

On March 29, 2016, the closing price of our common stock as reported by the OTC Bulletin Board was $0.10 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Action Stock Transfer Corporation, located at 2469 East Fort Union Boulevard, Suite 214, Salt Lake City, Utah, 84121. Their telephone number is (801) 274-1088 and their fax number is (801) 274-1099.

Holders of Common Stock

As of March 30, 2016, there were approximately 127 holders of record of our common stock. As of such date, 63,859,000 shares of our common stock were issued and outstanding.

Dividends

We have never declared or paid dividends. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders	7,656,250	$0.66	4,343,750
Total	7,656,250	$0.66	4,343,750

Effective October 16, 2014, our board of directors adopted and approved the 2014 Stock Option Plan. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business.

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

Vesting terms are determined by the board of directors at the time of grant, provided that, if no vesting schedule is specified at the time of grant, 25% of the options granted will vest on first anniversary of the date of grant, and 25% of such options will vest each year thereafter, until fully vested. Options that have vested will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) the expiration of the options; (ii) the date of an optionee’s termination of employment or contractual relationship with our company for cause (as determined in the sole discretion of the plan administrator; (iii) the expiration of three months from the date of an optionee’s termination of employment or contractual relationship with our company for any reason whatsoever other than cause, death or disability (as defined in the plan); or (iv) the expiration of one year from termination of an optionee’s employment or contractual relationship by reason of death or disability.

Recent Sales of Unregistered Securities

During our fiscal years ended December 31, 2015 and 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in the State of Nevada on November 27, 2012. Following incorporation, our business related to the development and marketing of “green building” information for homeowners and owners-builders. In January 2013, we formed a Canadian subsidiary, “Global System Designs Inc.” in response to Canadian demand for consultative building services. In the second quarter of 2014, we decided to explore alternative business opportunities in order to maximize shareholder value. As a result, we entered into the Exchange Agreement with bBooth USA, which closed on October 16, 2014.

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

Following the closing of the Exchange Agreement, our company commenced focusing on the business currently carried on by bBooth USA, which is the manufacture and operation of internet-connected, kiosk-sized, professional-quality audio-video recording studios, branded and marketed under the name of “bBooth”, which are integrated into a social media, messaging, gaming, music streaming and video sharing app.

Our Business

Our business has evolved from one based primarily on our mall-based bBooth kiosks and mobile apps, narrowly focused on talent discovery, to a cloud-based, enterprise level platform, tentatively branded as NOTIFI, developed to address a much larger target market that includes corporate users, consumer brands, and media companies, among others, seeking large scale internal and external messaging and communications capabilities. Offered through bBoothTech, our new technology licensing division, the NOTIFI platform is a fully integrated mobile, desktop, and web-based application, with robust back-end administration and data collection capabilities, designed to provide small, medium and large-scale enterprise users, among others, with the ability to send, receive and manage enhanced, media-rich, highly-engaging messaging for both internal and external communications, as well as for interactive online training and teaching applications.

What distinguishes NOTIFI from other corporate messaging and communications platforms available in the marketplace today is our proprietary “push-to-screen” and “walk-out” technologies enabling users to assertively push messaging directly to the screens of their subscribers, employees, followers, fans, consumers, customers, partners, distributors, affiliates, and/or team members – in a media-rich format that can include interactive text, graphics, and video, as well as our ‘walk-out’ video messaging technology where the message is delivered by someone who appears to walk-out onto the desktop or mobile screens of targeted recipients, inviting interactivity and engagement – without the recipients having to open a web-browser or other mobile or desktop program.

Revenue Generation

We intend to generate revenue from the following sources:

●	Recurring license fees paid by enterprise users for blanket distribution of the applications to, and access by, enterprise employees or affiliates

●	Recurring subscription fees paid by individual users

●	In-app and online purchases by users to access various premium services, features, functionality, and options of the platform (such as ‘walk-out’ send capability, as well as audio and video enhancement features);

●	User data/lead generation fees from the sale of demographic data

Results of Operations

Year Ended December 31, 2015 and 2014

The following is a comparison of the results of our operations for the year ended December 31, 2015 and 2014.

	For the Year Ended
	December 31, 2015	December 31, 2014	$ Change

Research and development expense	$81,588	$156,762	$(75,174)
General and administrative expense	5,334,564	4,708,163	626,401
Impairment charges	1,387,100	-	1,387,100
Loss from operations	(6,803,252)	(4,864,925)	(551,227)
Interest expense, net	(151,976)	(314,316)	162,340
Net loss	$(6,955,228)	$(5,179,241)	$(388,887)

Revenues

We did not generate any revenue during the years ended December 31, 2015 or 2014.

Operating Expenses

Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology for our booths and our mobile app. Research and development expenses decreased during 2015 due to the majority of our research and development expenses relating to our booths being incurred in 2014. Research and development in 2015 primarily represented spending related to the mobile app. We do not expect research and development expense to be significant going forward.

General and administrative expenses for 2015 increased by $626,401 as compared to 2014. The increase in general and administrative expenses is due primarily to amortization of amortization expense of $331,008 relating to the acquisition of the Songstagram assets in January 2015 and share-based compensation expense of $1,623,398. During 2014, we had $834,606 of share-based compensation in 2014 from the issuance of stock options and warrants in November 2014. The increase in general and administrative expense for 2015 was partially offset by increased expenses in 2014 of $500,000 for the acquisition of a technology license from Studio One, which did not reoccur in 2015.

During 2015 we performed an impairment analysis on our long-lived assets, consisting of our intangible assets and property and equipment, and determined there were no reliable predictors of future cash flows in connection with the assets. Accordingly, we concluded that our intangible assets and our booth-related equipment were impaired. As a result, we recorded an aggregate impairment charge of $1,387,100 as of December 31, 2015. There was no such charge during 2014.

Interest expense, net, for 2015 amounted to $151,976, which represented interest expense on outstanding notes payable during this timeframe. The amount of interest expense for the same period in 2014 was higher due to the amortization of debt issuance costs associated with convertible notes payable issued during 2014. To the extent we are required to borrow money from related parties and other outside sources, we expect our interest expense to increase in the future.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2015 and 2014.

	For the Year Ended
	December 31, 2015	December 31, 2014
Cash used in operating activities	$(2,866,411)	$(3,728,888)
Cash used in investing activities	(105,929)	(310,206)
Cash provided by financing activities	1,903,242	5,086,987
(Decrease) increase in cash	$(1,069,098)	$1,047,893

For the year ended December 31 2015, our cash flows used in operating activities amounted to $2,866,411, compared to cash used in 2014 of $3,728,888. Our cash used in operations was higher in 2014 due primarily to 1) a higher percentage of our operating expenses in 2015 being paid with share-based compensation through the issuance of common stock warrants and stock options, and 2) an increase in accounts payable and accrued expenses as of December 31, 2015 of $540,596.

Our cash used in investing activities in 2015 amounted to $105,929, compared to cash used in 2014 of $310,206. Our cash used in investing activities in 2015 consisted of $62,029 paid for the acquisition of property and equipment and $43,900 paid for the acquisition of Songstagram. Cash used in investing activities in 2014 was higher primarily due to a deposit made of $199,428 as a down payment on a purchase order for ten booths.

Our cash provided by financing activities in 2015 amounted to $1,903,242, resulting from $600,000 in proceeds from notes payable, $1,403,242 of net proceeds from related party borrowings, offset by repayment of notes payable of $100,000. The cash provided by financing activities was higher during 2014 due primarily to the proceeds from the private placement in October 2014 of $4,500,000, along with the proceeds from convertible notes payable of $1,500,000 and capital contributions of $595,000, offset by the payment of $861,435 from the issuance of a note receivable to Songstagram, Inc.

As of December 31, 2015, we had cash of $103,019 and a working capital deficit of $1,062,071, as compared to cash of $1,172,117 and a positive working capital of $1,691,333 at December 31, 2014. The increased cash and working capital at December 31, 2014 was primarily the result of cash flows provided from financing activities during the fourth quarter of 2014 resulting from the private placement of common stock. We estimate our operating expenses for the next 12 months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

As more fully described in Note 2 to our audited financial statements included with this annual report, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2015 related to the uncertainty of our ability to continue as a going concern. We have a significant accumulated deficit and working capital deficit and have incurred losses from continuing operations since inception. These conditions raise substantial doubt about our ability to continue as a going concern.

Management’s plan is to use the financing obtained in connection with the closing of the Exchange Agreement to continue to expand its operations. If we are not successful in continuing to raise additional financing, or generating revenue and becoming profitable, we may have to further delay or reduce expenses, or curtail operations. The accompanying financial statements of bBooth do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should our company not continue as a going concern.

Critical Accounting Policies

Our company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to valuation of the fair value of financial instruments, share based compensation arrangements and long-lived assets. These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. For additional information relating to these and other accounting policies, see Note 2 to our financial statements appearing elsewhere in this annual report.

Recently Issued Accounting Pronouncements

Our company is evaluating how to apply Accounting Standards Update (“ASU”) 605, Revenues from Contracts with Customers, before its effective date, however, as we do not yet have revenue to recognize, it will not have an impact on current results of operations, financial position or cash flows.

Notes Payable

The following is a summary of our outstanding notes payable due to third parties as of December 31, 2015.

On September 30, 2014, the Company entered into a Demand Promissory Note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000. The balance of the Demand Promissory Note as of December 31, 2015 amounted to $100,000.

On February 26, 2015, the Company entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. The Company expects this transaction to take place in the next twelve months. As a result, the $125,000 note payable has been classified as a current liability as of December 31, 2015.

On April 2, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 15, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 30, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

Total notes payable due to third parties outstanding as of December 31, 2015 amounted to $725,000. All outstanding amounts are either due on demand, or expected to become due in the next 12 months, and have therefore all been classified as current liabilities as of December 31, 2015.

The following is a summary of our outstanding notes payable due to related parties as of December 31, 2015.

On various dates during the year ended December 31, 2015, Rory Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum.

On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest due to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 was consolidated under the note payable agreement, bearing interest at 12% per annum, due in full on April 1, 2017. The Company granted to Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. During December 2015, Mr. Cutaia loaned the Company an additional $200,000, which is also due on April 1, 2017 and earns interest at 12% per annum under the terms of the agreement.

On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s unpaid salary for 2015. The note extends the payment terms of Mr. Cutaia’s accrued salary from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

On December 1, 2015, the Company granted 8,920,593 warrants to Mr. Cutaia and 799,286 warrants to Mr. Psomas as consideration for agreeing to extend the payment terms of their respective note payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $424,758. The value has been recorded as a discount to the outstanding notes payable - related parties on the accompanying consolidated balance sheet, and is being amortized into interest expense over the extended maturity periods of April 1, 2017. During the year ended December 31, 2015, the Company recorded amortization of $26,166 of the discount into interest expense. The remaining discount balance as of December 31, 2015 amounted to $398,593.

The following is a summary of the outstanding note payable balances as of December 31, 2015 due to related parties.

December 31, 2015

Notes payable - related parties, outstanding principal	$1,749,784
Discount on notes payable - related parties	(398,593)
Notes payable - related parties, net	1,351,191

All of the above amounts relating to notes payable to related parties are due on April 1, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

bBooth, Inc.

We have audited the accompanying balance sheets of bBooth, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

March 30, 2016

bBooth, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$103,019	$1,172,117
Prepaid expenses and other current assets	65,922	69,739
Note receivable	-	861,435
Total current assets	168,941	2,103,291

Deposit for booth equipment	-	199,428
Property and equipment, net	70,873	123,807
Total assets	239,814	$2,426,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$506,012	$311,958
Notes payable	725,000	100,000
Total current liabilities	1,231,012	411,958
Notes payable - related parties, net of discount	1,351,192	-
Total liabilities	2,582,204	411,958

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 63,859,000 and 60,600,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	6,386	6,060
Additional paid-in capital	14,650,519	12,052,575
Accumulated deficit	(16,999,295)	(10,044,067)
Total shareholders’ equity (deficit)	(2,342,390)	2,014,568
Total liabilities and shareholders’ deficit	$239,814	$2,426,526

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

COSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2015	December 31, 2014

Research and development expense	$81,588	$156,762
General and administrative expense	5,334,564	4,708,163
Impairment charges	1,387,100	-
Loss from operations	(6,803,252)	(4,864,925)
Interest expense, net	(151,976)	(314,316)
Net loss	$(6,955,228)	$(5,179,241)

Net loss per share, basic and diluted	$(0.11)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	62,707,874	41,079,452

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2014 and 2015

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	36,000,000	$3,600	$4,765,253	$(4,864,826)	$(95,973)
Capital contributions	-	-	595,000	-	595,000
Equity interests issued as payment of salary expense	-	-	62,500	-	62,500
Share based compensation	-	-	834,606	-	834,606
Shares issued in connection with license agreement	600,000	60	299,940	-	300,000
Sale of common stock in private placement, net of offering costs	9,000,000	900	3,827,460	-	3,828,360
Shares issued as offering costs for private placement	659,600	66	(66)	-	-
Conversion of convertible notes	4,769,473	477	1,668,839	-	1,669,316
Effect of share exchange agreement	11,650,000	1,165	(1,165)	-	-
Cancellation of shares in connection with exchange agreement	(2,079,073)	(208)	208	-	-
Net loss	-	-	-	(5,179,241)	(5,179,241)
Balance at December 31, 2014	60,600,000	$6,060	$12,052,575	$(10,044,067)	$2,014,568
Share based compensation	-	-	857,311	-	857,311
Warrants issued in connection with DelMorgan service agreement	-	-	20,114	-	20,114
Warrants issued for extension of note payable terms	-	-	424,758	-	424,758
Shares issued as payment for vendor services	124,000	12	34,666	-	34,678
Shares issued in connection with Songstagram settlement agreements	820,000	82	529,918	-	530,000
Shares issued as board compensation	1,100,000	110	123,799	-	123,909
Shares issued as employee compensation	1,215,000	122	607,378	-	607,500
Net loss	-	-	-	(6,955,228)	(6,955,228)
Balance at December 31, 2015	63,859,000	$6,386	$14,650,519	$(16,999,295)	$(2,342,390)

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2015	December 31, 2014

Operating activities:
Net loss	$(6,955,228)	$(5,179,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362,626	14,668
Impairment charges	1,387,100	-
Equity interests issued as payment of salary expense	-	62,500
Shares issued in connection with license agreement	-	300,000
Amortization of debt issuance costs	-	112,000
Amortization of debt discount	26,166	-
Share based compensation	1,623,398	834,606
Effect of changes in operating assets and liabilities:
Prepaid expenses and other current assets	148,931	(56,712)
Other assets	-	-
Accounts payable and accrued expenses	540,596	183,291
Net cash used in operating activities	(2,866,411)	(3,728,888)

Investing activities:
Purchase of property and equipment	(62,029)	(110,778)
Acquisition of Songstagram	(43,900)	-
Deposit for booth equipment	-	(199,428)
Net cash used in investing activities	(105,929)	(310,206)

Financing activities:
Proceeds from capital contributions	-	595,000
Proceeds from convertible notes payable	-	1,500,000
Proceeds from sale of common stock from private placement	-	4,500,000
Payment of offering costs on private placement	-	(671,640)
Issuance of note receivable	-	(861,435)
Proceeds from notes payable	600,000	100,000
Proceeds from notes payable - related parties, net	1,403,242	(74,938)
Payment of notes payable	(100,000)	-
Net cash provided by financing activities	1,903,242	5,086,987

Net change in cash	(1,069,098)	1,047,893
Cash, beginning of period	1,172,117	124,224
Cash, end of period	$103,019	$1,172,117

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$11,250	$140,000
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Note payable issued as payment for professional fees	$125,000	$-
Conversion of note receivable for the acquisition of Songstagram	$861,435	$-
Issuance of common stock in connection with settlement agreements	$530,000	$-
Officer salary paid pursuant to note payable - related party	$189,000	$-
Accounts payable paid pursuant to note payable - related party	$101,901	$-
Accrued interest converted to note payable - related party	$45,641	$-
Issuance of common stock as payment of offering costs	$-	$66
Increase in common stock from exchange agreement	$-	$1,165
Cancellation of common stock from exchange agreement	$-	$(208)
Conversion of convertible notes and accrued interest into common stock	$-	$1,669,316

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1. DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC (“CMG”) was a limited liability company formed on December 12, 2012 under the laws of the state of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the state of Nevada. On May 19, 2014, CMG was merged into bBooth, Inc. pursuant to a Plan of Merger unanimously approved by the members of CMG. On October 17, 2014, bBooth, Inc. changed its name to bBooth (USA), Inc. (“bBooth”). The operations of CMG and bBooth are collectively referred to as the “Company.”

On October 16, 2014, the Company completed a Share Exchange Agreement with Global System Designs, Inc. (“GSD”) (see Note 5). On October 16, 2014, the Company completed a Share Exchange Agreement with Global System Designs, Inc. (“GSD”). In connection with the closing of the Share Exchange Agreement, all of GSD’s prior management resigned and were replaced by management nominated by the Company, and shareholders of the Company were issued shares of GSD common stock that constituted approximately 83% of GSD’s issued and outstanding shares at the closing date. As a result, the Share Exchange Agreement has been treated as a reverse merger transaction, with the Company as the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in these financial statements for periods ended prior to the closing of the Share Exchange Agreement are those of bBooth.

In connection with the Share Exchange Agreement, GSD changed its name to bBooth, Inc. GSD also effected a two for one forward stock split of its authorized and issued and outstanding common shares. As a result, GSD’s authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 200,000,000 shares of common stock with a par value of $0.0001 per share and its outstanding shares of common stock increased from 5,825,000 shares to 11,650,000 common shares outstanding immediately prior to the merger. The 15,000,000 shares of preferred stock with a par value of $0.0001 per share authorized under its capital structure were unchanged in connection with the forward stock split of its common shares. All references to number of shares and per share amounts included in this report give effect to the reverse stock split.

Nature of Business

The Company was engaged primarily in the manufacture and operation of Internet connected, broadcast-quality portable recording studios, branded and marketed as “bBooth,” which were integrated into a social media, messaging, gaming, music streaming and video sharing app. The bBooth portable television studios were deployed to shopping malls and other high-traffic venues in the United States.

The Company’s business has evolved from one based primarily on our mall-based bBooth kiosks and mobile apps, narrowly focused on talent discovery, to a cloud-based, enterprise level platform, tentatively branded as NOTIFI, developed to address a much larger target market that includes corporate users, consumer brands, and media companies, among others, seeking large scale internal and external messaging and communications capabilities. Offered through bBoothTech, our new technology licensing division, the NOTIFI platform is a fully integrated mobile, desktop, and web-based application, with robust back-end administration and data collection capabilities, designed to provide small, medium and large-scale enterprise users, among others, with the ability to send, receive and manage enhanced, media-rich, highly-engaging messaging for both internal and external communications, as well as for interactive online training and teaching applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of bBooth, Inc. and Songstagram, Inc. (“Songstagram”). All significant intercompany transactions have been eliminated in consolidation.

Going Concern

The Company has incurred operating losses since inception and has negative cash flows from operations. It also has an accumulated deficit of $16,999,295 as of December 31, 2015. As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations. Management intends to continue to seek additional debt or equity financing to continue its operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow its business and customer base.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents of $0 and $30,000 as of December 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Deposit for Booth Equipment

Deposit for booth equipment represented amounts paid as a down payment for the purchase of ten booths during 2014. Booth equipment costs are recorded at historical cost and represent costs to acquire the Company’s bBooth portable recording studios, which were to be used by the Company for revenue producing activities. During 2015, the Company recorded an impairment charge of $199,428 relating to the deposit for booth equipment as there were no reliable predictors of future cash flows in connection with the booth equipment.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the year ended December 31, 2015, the Company made this analysis and determined there were no reliable predictors of future cash flows in connection with the Company’s intangible assets or its booth-related equipment. Accordingly, the Company concluded that impairment of these assets was appropriate and recorded an aggregate impairment charge of $1,387,100.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company had cash balances (in excess of the Federal Deposit Insurance Corporation limit) of $0 and $922,117 as of December 31, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, the Company has not established a liability for uncertain tax positions.

Share Based Payment

The Company issues stock options, common stock, and equity interests as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance FASB ASC 718 “Compensation – Stock Compensation.” Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2015 and 2014 are as follows:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Expected life in years	2.5 to 5.0	4.5 to 5.0
Stock price volatility	84.36% - 98.54%	83.9% - 84.1%
Risk free interest rate	1.07% - 1.72%	1.63% - 1.65%
Expected dividends	NA	NA
Forfeiture rate	32%	21%

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s bBooth recording studios and integrated app. Research and development costs are expensed as incurred.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2015 and 2014, the Company had total outstanding options and warrants of 18,624,129 and 7,070,000, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, notes receivable and notes payable. The principal balance of the notes receivable and notes payable approximates fair value because of the current interest rates and terms offered to the Company for similar debt are substantially the same.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014

Furniture and fixtures	$56,890	$54,361
Audio and visual equipment	-	40,461
Office equipment	48,175	45,301

	105,065	140,123

Less: accumulated depreciation	(34,192)	(16,316)

	$70,873	$123,807

Depreciation expense amounted to $31,618 and $14,668 for the year ended December 31, 2015 and 2014, respectively.

4. NOTES PAYABLE

On September 30, 2014, the Company entered into a Demand Promissory Note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000. The balance of the Demand Promissory Note as of December 31, 2015 and 2014 amounted to $100,000 at each date.

On February 26, 2015, the Company entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. The Company expects this transaction to take place in the next twelve months. As a result, the $125,000 note payable has been classified as a current liability as of December 31, 2015 in the accompanying consolidated balance sheet.

On April 2, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 15, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 30, 2015, the Company entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On May 26, 2015, the Company entered into an unsecured demand promissory note with a third party lender in the principal amount of $100,000. The note bears interest at a rate of 20% per annum. The principal and accrued interest were due in full on September 30, 2015. The outstanding balance on the note was paid by the Company’s majority shareholder on September 30, 2015.

Total notes payable outstanding as of December 31, 2015 and 2014 amounted to $725,000 and $100,000 respectively. All outstanding amounts are either due on demand, or expected to become due in the next 12 months, and have therefore all been classified as current liabilities as of December 31, 2015 and 2014.

5. NOTES PAYABLE – RELATED PARTIES

On various dates during the year ended December 31, 2015, Rory Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum.

On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest due to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 was consolidated under the note payable agreement, bearing interest at 12% per annum, due in full on April 1, 2017. The Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. During December 2015, Mr. Cutaia loaned the Company an additional $200,000, which is also due on April 1, 2017 and earns interest at 12% per annum under the terms of the agreement.

On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s unpaid salary for 2015. The note extends the payment terms of Mr. Cutaia’s accrued salary from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

On December 1, 2015, the Company granted 8,920,593 warrants to Mr. Cutaia and 799,286 warrants to Mr. Psomas as consideration for agreeing to extend the payment terms of their respective note payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $424,758. The value has been recorded as a discount to the outstanding notes payable - related parties on the accompanying consolidated balance sheet, and is being amortized into interest expense over the extended maturity periods of April 1, 2017. During the year ended December 31, 2015, the Company recorded amortization of $26,166 of the discount into interest expense. The remaining discount balance as of December 31, 2015 amounted to $398,593.

The following is a summary of the outstanding note payable balances as of December 31, 2015 due to related parties.

December 31, 2015

Notes payable - related parties, outstanding principal	$1,749,784
Discount on notes payable - related parties	(398,593)
Notes payable - related parties, net	1,351,191

6. SHARE EXCHANGE AGREEMENT WITH GLOBAL SYSTEM DESIGNS, INC.

On May 7, 2014, the Company executed a Letter of Intent (“LOI”) with GSD, pursuant to which:

(a) GSD would provide, or arrange for the provision of, a secured bridge loan for the benefit of the Company that would provide net proceeds to the Company of not less than $1,350,000, to be used for working capital purposes (the “Convertible Notes”) (See Note 6);

(b) GSD would undertake a private placement of equity securities of GSD to raise proceeds of not less than $4,500,000 (the “Financing”); and

(c) GSD would, directly or indirectly, acquire all of the issued and outstanding securities of the Company in exchange for the issuance of securities of GSD (the “Acquisition”), and, upon the closing of the Acquisition (the “Closing”), GSD would be controlled and managed by the former security holders and management of the Company.

On June 5, 2014, the Company executed an Amendment to the LOI, pursuant to which the parties agreed that upon closing of the Acquisition, all principal and accrued interest outstanding under the Convertible Notes will be converted (the “Conversion”) into shares of common stock of the Company at a deemed conversion price of $0.35 per share on closing of the Acquisition. The conversion price was subject to adjustment if the Company effected any forward stock splits or consolidations prior to such conversion. In addition, each of the parties agreed that upon completion of the Acquisition and the Financing (including payment of any commissions related to the Financing), GSD will have not more than 60 million shares issued and outstanding.

On October 16, 2014, the Company completed the Share Exchange Agreement with GSD, pursuant to which 36,000,000 shares of bBooth were exchanged for 36,000,000 shares of common stock of GSD. In connection with the closing of the Share Exchange Agreement, 2,079,073 shares of previously outstanding GSD stock were cancelled.

7. CONVERTIBLE NOTES PAYABLE

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

The Company also issued an additional convertible note payable of $112,000 with the same terms as the Convertible Notes to the other investors, as a finder’s fee in connection with the issuance of the convertible notes. As a result, the total outstanding balance of the debt amounted to $1,612,000.

Immediately prior to the closing of the Exchange Agreement on October 16, 2014, bBooth converted outstanding principal and interest in the aggregate of $1,669,316, including the $1,612,000 in outstanding principal and $57,316 in accrued interest, into an aggregate of 4,769,473 shares of bBooth’s common stock, at a conversion price of $0.35 per share. All of such bBooth shares were then converted into shares of our common stock on a one for one basis in connection with the closing of the Exchange Agreement. The remaining balance outstanding under these Convertible Notes as of December 31, 2014 amounted to $0.

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

The Company incurred total aggregate debt issuance costs of $252,000 representing the above $140,000 of commissions and $112,000 for finder’s fees in connection with the issuance of the convertible notes. Upon the conversion of the Convertible Notes into stock upon the closing of the reverse merger transaction with GSD in October 2014, these amounts were expensed and are included as a component of interest expense in the accompanying financial statements.

8. ACQUISITION OF ASSETS OF SONGSTAGRAM, INC.

On December 11, 2014, Songstagram, Inc. (“Songstagram”) and Rocky Wright (“Wright”) issued secured promissory notes (collectively, the “Promissory Notes”) in connection with advances that the Company made to Songstagram and Wright. The advances were made by the Company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by the Company. Pursuant to the Promissory Notes, Songstagram promised to pay the Company the principal sum of $475,000, together with interest at a rate equal to 8% per annum, and Wright promised to pay the Company the principal sum of $386,435, together with interest at a rate equal to 8% per annum. All unpaid principal, which totaled an aggregate of $861,435, together with any then unpaid and accrued interest and other amounts payable under the Promissory Notes, were to be due and payable on the earlier of (i) the Company’s demand for payment; or (ii) when, upon or after the occurrence of an event of default, the Company declared such amounts due and payable or such amounts were made automatically due and payable under the terms of the Promissory Notes. During any period in which an event of default had occurred and was continuing, Songstagram and Wright, as applicable, were to pay interest on the unpaid principal balance at a rate of 13% per annum. The full amounts due under the Promissory Notes were secured by all of Songstagram’s assets and all of Wright’s assets related to Songstagram, as applicable, in accordance with security agreements dated December 11, 2014, as described below.

In connection with the Promissory Notes, the Company entered into security agreements (collectively, the “Security Agreements”) with each of Songstagram and Wright dated December 11, 2014. Pursuant to the Security Agreements, Songstagram and Wright, as applicable, agreed to, among other things; (i) pay all secured obligations when due; (ii) upon or following the occurrence of an event of default, pay all of the Company’s costs and expenses, including reasonable attorneys’ fees, incurred by the Company in the perfection, preservation, realization, enforcement and exercise of the Company’s rights, powers and remedies under the Security Agreements; and (iii) execute and deliver such documents as the Company deems necessary to create, perfect and continue the security interests.

Effective January 20, 2015, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Songstagram and Wright, pursuant to which the Company acquired from Wright all assets and intellectual property that Wright owned related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. (“Qubeey”), and (v) all software applications of Qubeey, in consideration of the forgiveness of all principal and interest owing by Mr. Wright to the Company under the promissory note issued by Wright to the Company on December 11, 2014. In connection with the Acquisition Agreement, the Company also paid an additional $43,900 to Wright in January 2015.

In connection with the Acquisition Agreement and the Company’s prior demand for the repayment of all monies outstanding under the Promissory Note issued by Songstagram to the Company on December 11, 2014, as Songstagram was unable to repay such monies, Songstagram consented to the enforcement of the security granted under the Security Agreement with Songstagram by way of a strict foreclosure. In accordance with the terms of the Acquisition Agreement, and as further provided for in a surrender of collateral, consent to strict foreclosure and release agreement dated January 20, 2015 (the “Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement”) between the Company and Songstagram, Songstagram agreed to turn over all collateral pledged under the Security Agreement and consented to the Company retaining such collateral in satisfaction of the indebtedness due under the Promissory Note issued by Songstagram to the Company.

Effective March 4, 2015, the Company entered into a settlement and release agreement with Songstagram and Jeff Franklin, pursuant to which the Company agreed to pay $10,000 and issue 500,000 shares of common stock to Mr. Franklin in full settlement and release of a claim he had on certain assets the Company acquired from Songstagram and in consideration for the transfer to us of a secured lien he held on assets of Qubeey. The shares of common stock issued to Mr. Franklin were valued at $250,000 and were included as part of the acquisition price of Songstagram.

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

In July 2015, the Company agreed to issue an aggregate of 240,000 shares to two individuals pursuant to the Acquisition Agreement as payment for claims they had on certain assets acquired from Songstagram. The shares of common stock were valued at $120,000 and were included as part of the acquisition price of Songstagram. The shares of common stock have not been issued, although the Company expects them to be in the future.

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
$1,435,335

The intangible assets acquired represented software applications which have an estimated useful life of 3 years. Amortization expense for intangible assets amounted to $331,008 and $0 for the year ended December 31, 2015 and 2014, respectively.

At September 30, 2015, the Company made an analysis of this asset and determined there were no reliable predictors of future cash flows to support the value recorded for this asset. Accordingly, the Company concluded that impairment of this asset was appropriate and recorded an impairment charge of $1,104,327, which represented the book value of the intangible assets at the time.

The amount of Songstagram’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2015, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2014 are as follows. The pro forma information includes the effects of the amortization and impairment of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Revenues	Earnings (Loss)

Actual from January 20, 2015 to December 31, 2015	$-	$-

2015 supplemental pro forma (unaudited) from January 1, 2015 to December 31, 2015	$-	$(5,519,893)

2014 supplemental pro forma (unaudited) from January 1, 2014 to December 31, 2014	$-	$(7,223,667)

9. EQUITY TRANSACTIONS

Common Stock

The following were common stock transactions during the year ended December 31 2015.

During the year ended December 31, 2015, the Company entered into settlement and release agreements, pursuant to which the Company agreed to issue an aggregate of 820,000 shares of common stock valued at $530,000 in full settlement and release of claims on certain assets acquired from Songstagram (see Note 8).

On July 18, 2015, the Company issued an aggregate total of 1,215,000 shares of restricted common stock as compensation to certain employees, which were fully vested as of December 31, 2015. The Company recorded a total of $607,500 of share-based compensation expense during the year ended December 31, 2015 for these grants.

On July 21, 2015, the Company issued an aggregate total of 600,000 shares of restricted common stock as compensation to members of the Board of Directors. The shares vest over an 18-month period from the issuance date. On December 1, 2015, the Company granted an additional 500,000 shares of restricted common stock as compensation to a Board member which was immediately vested. The Company recorded a total of $123,909 of share-based compensation expense during the year ended December 31, 2015 for these grants.

In October 2015, the Company issued 100,000 shares of common stock to a vendor for services to be provided pursuant to a services contract extending for 6 months through April 9, 2016. The Company also issued a vendor 24,000 shares of common stock as compensation. The Company recorded a total of $34,678 of share-based compensation expense during the year ended December 31, 2015 for this contract.

The following were common stock transactions during the year ended December 31 2014.

On May 19, 2014, CMG exchanged 100% of its membership interests for 100% of the common shares of bBooth pursuant to a Plan of Merger. Immediately after the recapitalization, CMG’s membership interests were replaced with 36,000,000 (after the split described in the following paragraph) outstanding shares of common stock in the Company.

On July 17, 2014, the Articles of Incorporation of the Company were amended so that the amount of the total authorized capital stock of the corporation was increased to 75,000,000 shares of common stock with a par value of $0.0001 per share, and a 3,600 to 1 forward stock split was approved. This was done in order to facilitate a 1 for 1 share exchange between GSD and the Company at the Closing of the Acquisition of the Company by GSD (see Note 6).

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

On November 11, 2014, the Company issued 600,000 shares of common stock valued at $300,000 in connection with an Asset License Agreement with Studio One Media, Inc. (“Studio One”) which provides the Company with an exclusive license to use certain assets of Studio One, including its website, associated content and back-end infrastructure, and assignment of all collateral agreements including music publishing licenses.

During the year ended December 31, 2014, the Company received capital contributions from stockholders of $595,000.

During the year ended December 31, 2014, the Company granted its majority shareholder $62,500 of equity interests as payment of his accrued salary.

Stock Options

Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the “Plan”) under the administration of the Board of Directors to retain the services of valued key employees and consultants of the Company.

On November 21, 2014, the Company entered into an executive employment agreement with Rory Cutaia, the Company’s Chief Executive Officer, and issued the following stock options in connection with the agreement: (i) 800,000 stock options, each exercisable into one share of our common stock at a price of $0.50 per share, 400,000 of which vested immediately and 400,000 which will vest one year from the execution date, on November 21, 2015 and (ii) 250,000 stock options on each anniversary of the execution date.

A summary of option activity for the years ended December 31, 2014 and 2015 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2013	-	$-	-	$-
Granted	8,150,000	0.50		-
Forfeited	(1,680,000)			-
Exercised	-			-
Outstanding at December 31, 2014	6,470,000	$0.50	4.87	$-
Granted	3,350,000	1.12
Forfeited	(2,163,750)	0.91
Exercised	-	-
Outstanding at December 31, 2015	7,656,250	$0.66	4.03	$-

Vested and expected to vest at December 31, 2015	5,206,250	$0.66	4.03	$-

Exercisable at December 31, 2015	3,554,792	$0.57	3.95	$-

The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $0.15 and $0.33 per option, respectively. The total expense recognized relating to stock options for the years ended December 31, 2015 and 2014 amounted to $836,592 and $635,250, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense was $912,489, which is expected to be recognized as an operating expense through July 2020.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.50	6,156,250	3.90	$0.50	3,254,792	$0.50
1.30	1,500,000	4.56	1.30	300,000	1.30
	7,656,250			3,554,792

The following is a summary of the changes in the Company’s unvested stock options during the years ended December 31, 2015 and 2014.

		Weighted
		Average
	Number of	Grant Date
	Stock Options	Fair Value
Unvested options at December 31, 2013	-	$-
Granted	8,150,000	0.33
Forfeited	(1,680,000)	0.33
Vested	(1,925,000)	0.33
Unvested options at December 31, 2014	4,545,000	$0.33
Granted	3,350,000	0.15
Forfeited	(2,163,750)	0.24
Vested	(1,629,792)	0.28
Unvested options at December 31, 2015	4,101,458	$0.27

Warrants

On November 12, 2014, the Company granted warrants to a consultant to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on November 12, 2019 and were fully vested on the grant date. The total share based compensation expense recognized relating to these warrants for the year ended December 31, 2014 amounted to $199,356.

On March 21, 2015, in connection with the DelMorgan agreement (see note 4), the Company issued 48,000 warrants, each exercisable into one share of common stock at an exercise price of $0.10 per share. The warrants were fully vested on the date of the grant and expire on March 20, 2018. The warrants have been valued using the Black-Scholes pricing model as of the contract date. The total value of $20,114 has been recorded as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2015 and is being amortized over the life of the agreement.

On October 30, 2015, the Company granted warrants to a consultant to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on October 30, 2020 and were fully vested on the grant date. The total share based compensation expense recognized relating to these warrants for the year ended December 31, 2015 amounted to $20,719.

On December 1, 2015, the Company granted 9,719,879 warrants as consideration for the Company’s Chief Executive Officer and a Board of Director member agreeing to extend the payment terms of their respective note payable balances to a maturity date of April 1, 2017 (see Note 5).

10. INCOME TAXES

Prior to the completion of the Share Exchange Agreement on October 16, 2014, the Company did not have any deferred tax assets or liabilities, as the Company was an S-Corporation, and thus the income tax impact of the Company’s operations was passed through to the stockholders. Therefore, the deferred tax activity presented below relates to the Company’s operations subsequent to the Share Exchange Agreement.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014

Net operating loss carry-forwards	$2,640,747	$684,364
Share based compensation	655,484	250,123
Amortization of intangible assets	576,150	-
Accrued officers compensation	35,325	-
State taxes	(231,259)	(65,562)
Less: Valuation allowance	(3,676,447)	(868,925)
Deferred tax assets, net	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31, 2015	December 31, 2014

Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.4%	5.4%
Non-deductible items	-0.1%	-2.3%
Change in valuation allowance	-40.3%	-37.1%
	0.0%	0.0%

ASC 740 requires that the tax benefit of net operating losses carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against the asset amounts.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2015 or 2014. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

As of December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $6.2 million, which may be available to offset future taxable income for tax purposes. These net operating loss carry forwards begin to expire in 2034. This carry forward may be limited upon the ownership change under IRC Section 382.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

Until June 2015, the Company leased office space in Hollywood, California under an operating lease which provided for monthly rent of $14,805 through July 31, 2015. In June 2015, the Company moved its offices to a new location in West Hollywood, California under a new operating lease which provides for monthly rent of $6,700 through June 25, 2016. The Company had total rent expense for the year ended December 31, 2015 and 2014 of $143,428 and $135,718, respectively.

Employment Agreements

On November 21, 2014, we entered into an executive employment agreement effective November 1, 2014 with Rory Cutaia, our president, chief executive officer, secretary and treasurer. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Cutaia an annual salary of $325,000, which will be increased each year by 10%, subject to the annual review and approval of our board of directors. Notwithstanding the foregoing, a mandatory increase of not less than $100,000 per annum will be implemented on our company achieving EBITDA break-even. In addition to the base salary, Mr. Cutaia will be eligible to receive an annual bonus in an amount up to $325,000, based upon the attainment of performance targets to be established by our board of directors, in its discretion.

The initial term of the employment agreement is five years and, upon expiration of the initial five-year term, it may be extended for additional one year periods on ninety days prior notice.

In the event that: (i) Mr. Cutaia’s employment is terminated without cause, (ii) Mr. Cutaia is unable to perform his duties due to a physical or mental condition for a period of 120 consecutive days or an aggregate of 180 days in any 12 month period; or (iii) Mr. Cutaia voluntarily terminates the employment agreement upon the occurrence of a material reduction in his salary or bonus, a reduction in his job title or position, or the required relocation of Mr. Cutaia to an office outside of a 30 mile radius of Los Angeles, California, Mr. Cutaia will:

(a)	receive monthly payments of $27,083, or such sum as is equal to Mr. Cutaia’s monthly base compensation at the time of such termination, whichever is higher, and

(b)	be reimbursed for COBRA health insurance costs, in each case for 36 months from the date of such termination or to the end of the term of the agreement, whichever is longer.

In addition, Mr. Cutaia will have any and all of his unvested stock options immediately vest, with full registration rights; and any unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal sick days, etc., be deemed earned, vested and paid immediately.

As a condition to receiving the foregoing, Mr. Cutaia will be required to execute a release of claims, and a non-competition and non-solicitation agreement having a term which is the same as the term of the monthly severance payments described above.

12. SUBSEQUENT EVENTS

On January 28, 2016, the Company entered into stock repurchase agreements with three former employees and consultants to acquire an aggregate total of 9,011,324 shares of the Company common stock. Pursuant to the terms of the agreements, the Company has the right to purchase the shares at a price of $0.02 per share on or before April 15, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2015, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

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

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our chief executive officer, who is our principal executive officer and principal financial officer, conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our chief executive officer concluded that our internal controls over financial reporting were ineffective as of December 31, 2015 due to the above-noted material weaknesses with respect to disclosure controls and procedures. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman, President, Chief Executive Officer, Secretary, Treasurer and Director	59	October 16, 2014
James P. Geiskopf	Director	56	May 7, 2014
Michael T. Psomas	Director	52	July 21, 2015
Peter Jensen	Director	64	November 6, 2014

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

James P. Geiskopf, Director

James P. Geiskopf became a director of our company in May 2014. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf was the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he was the President and Chief Executive Officer. In 2007, Mr. Geiskopf sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993. Mr. Geiskopf also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993. The bank holding company was sold to a larger institution in 1993. Mr. Geiskopf is currently serving on the Board of Directors of Electronic Cigarettes International Group since June 2013, a public company quoted on the OTCQB. He is the Chairman of the Compensation Committee. Mr. Geiskopf has also served as an officer and director of several other public companies.

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

Michael T. Psomas

Effective July 21, 2015, Michael T. Psomas was appointed to our Board of Directors. Mr. Psomas is a CPA and the President of Audit Prep Services, LLC, which he founded in 2008. Audit Prep Services provides financial audit management to public and private companies. Mr. Psomas has over 20 years of financial and accounting experience, including positions at Coopers & Lybrand and Deloitte. He has also been Chief Financial Officer for a nutritional supplement company, an entertainment company and an international aerospace company. Mr. Psomas was a fellow with the Southern California Leadership Network and graduated from Loyola Marymount University. We previously engaged Audit Prep Services, LLC, and continue to utilize them on an as-needed basis, in connection with our on-going financial management and reporting needs. There was no arrangement or understanding between Mr. Psomas and any other person pursuant to which Mr. Psomas was appointed as a director.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2015.

Code of Ethics

We have adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act of 1933, as amended, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that establishes, among other things, procedures for handling actual or apparent conflicts of interest.

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

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its audit committee, which consists of Rory Cutaia, James Geiskopf and Peter Jensen.

Audit Committee Charter

We adopted our audit committee charter on November 12, 2014. The text of our audit committee charter was disclosed in the Form 10-K for the year ended December 31 2014 filed with the SEC on March 31, 2015.

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

Board of Directors

We currently act with four directors consisting of Rory J. Cutaia, Michael Psomas, James P. Geiskopf and Peter Jensen. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Rory J. Cutaia is not independent because Mr. Cutaia is our chairman, president, chief executive officer, secretary and treasurer. Under this rule, James P. Geiskopf, Michael T. Psomas and Peter Jensen are independent.

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

Ethical Business Conduct

We have adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act of 1933, as amended, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that establishes, among other things, procedures for handling actual or apparent conflicts of interest.

We have found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the board of directors in which the director has an interest have been sufficient to ensure that the board of directors operates in the best interests of our company.

Nomination of Directors

As of March 30, 2016, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

Director Independence

We are not currently listed on the Nasdaq Stock Market. In evaluating the independence of our members and the composition of the committees of our board of directors, we utilize the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

According to the Nasdaq definition, we believe James Geiskopf, Michael Psomas and Peter Jensen are independent directors because they are not officers of our company and are not beneficial owners of a material amount of shares of our common stock. We have determined that Rory Cutaia is not independent due to the fact that he is the executive officer of our company.

Our board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of our board of directors and its committees meets those standards. We ultimately intend to appoint such persons to our board and committees of our board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated under the Securities Act of 1933, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2015;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2015,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended December 31, 2015 and December 31, 2014 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Paul McDonald(1)
Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015(7) 2014(8)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Rose(2)
Former Secretary and Director	2015(7) 2014(8)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Rory J. Cutaia(3)
Chairman, President, Chief Executive Officer, Secretary and Treasurer and Director	2015(7) 2014(8)	325,000 270,667	Nil Nil	Nil Nil	119,753 13,124	Nil Nil	Nil Nil	389,830 Nil	834,583 289,791
Aaron Meyerson(4)
President bTV business unit	2015(7) 2014(8)	60,938 215,625	Nil Nil	Nil Nil	1,560 849	Nil Nil	Nil Nil	Nil Nil	62,498 216,474
Leigh Collier(5)
Executive Vice-President, Development	2015(7) 2014(8)	58,885 169,240	Nil Nil	Nil Nil	1,560 849	Nil Nil	Nil Nil	Nil Nil	60,445 170,089
Kim Watson(6)
Executive Vice-President, Strategic Relations	2015(7) 2014(8)	40,625 76,500	Nil Nil	Nil Nil	27,881 1,699	Nil Nil	Nil Nil	Nil Nil	68,506 78,199

(1)	Mr. McDonald resigned from his positions on October 16, 2014 in connection with the closing of the Exchange Agreement.

(2)	Mr. Rose resigned from his positions on October 16, 2014 in connection with the closing of the Exchange Agreement.

(3)	Mr. Cutaia was appointed as President, Chief Executive Officer, Secretary, Treasurer and director on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Cutaia reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.

(4)	Mr. Meyerson was appointed as President of bTV business unit on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Meyerson reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement. He resigned effective July 21, 2015.

(5)	Ms. Collier was appointed as Executive Vice-President, Development, on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Ms. Collier reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement. She resigned effective July 21, 2015.

(6)	Mr. Watson was appointed as Executive Vice-President, Strategic Relations, on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Watson reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement. He resigned in 2015.

(7)	Year ended December 31, 2015.

(8)	Year ended December 31, 2014.

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

The initial term of the employment agreement is five years and, upon expiration of the initial five-year term, it may be extended for additional one year periods on ninety days prior notice.

In the event that: (i) Mr. Cutaia’s employment is terminated without cause, (ii) Mr. Cutaia is unable to perform his duties due to a physical or mental condition for a period of 120 consecutive days or an aggregate of 180 days in any 12 month period; or (iii) Mr. Cutaia voluntarily terminates the employment agreement upon the occurrence of a material reduction in his salary or bonus, a reduction in his job title or position, or the required relocation of Mr. Cutaia to an office outside of a 30-mile radius of Los Angeles, California, Mr. Cutaia will receive monthly payments of $27,083, or such sum as is equal to Mr. Cutaia’s monthly base compensation at the time of such termination, whichever is higher, and be reimbursed for COBRA health insurance costs, in each case for 36 months from the date of such termination or to the end of the term of the agreement, whichever is longer. In addition, he will have any and all of his unvested stock options immediately vest, with full registration rights; and any as yet unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal and sick days, etc., be deemed earned, vested and paid immediately.

As a condition to receiving the foregoing, Mr. Cutaia will be required to execute a release of claims, and a non-competition and non-solicitation agreement having a term which is the same as the term of the monthly severance payments described above.

On December 1, 2015, the Company granted 8,920,593 warrants to Mr. Cutaia as consideration for agreeing to extend the payment terms of his note payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $389,830.

Aaron Meyerson was employed by bBooth for an annual salary of $225,000 pursuant to an employment agreement dated August 4, 2014. Mr. Meyerson resigned effective July 21, 2015.

Leigh Collier was paid $200,000 per annum and Kim Watson was paid $150,000 per annum prior to their resignations in 2015. There are no written employment or consulting agreements currently in place with any of these officers.

Outstanding Equity Awards at Fiscal Year-End

We did not have any stock awards outstanding as at December 31, 2015. The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2015:

	Option awards
Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Rory J. Cutaia	690,000	360,000	Nil	0.50	November 12, 2019

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
James P. Geiskopf(1)	Nil	109,010	22,231	Nil	Nil	Nil	131,241
Peter Jensen(2)	Nil	Nil	9,677	Nil	Nil	Nil	9,677
Michael T. Psomas	Nil	14,818	41,647	Nil	Nil	34,929	91,394

(1)	Mr. Geiskopf was appointed a director of our company in May 2014.
(2)	Mr. Jensen was appointed a director of our company in November 2014.
(#)	Mr. Psomas was appointed a director of our company on July 21, 2015.

Golden Parachute Compensation

For a description of the terms of any agreement or understanding, whether written or unwritten, between our company and any officer or director concerning any type of compensation, whether present, deferred or contingent, that will be based on or otherwise will relate to an acquisition, merger, consolidation, sale or other type of disposition of all or substantially all assets of our company, see above under the heading “Compensation Discussion and Analysis”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each director who is not an executive officer, certain information concerning outstanding option awards as of December 31, 2015:

	Option awards
Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	400,000	200,000	Nil	0.50	November 12, 2019
Peter Jensen	32,500	67,500	Nil	0.50	November 12, 2019
Michael T. Psomas	33,333	66,667	Nil	$0.50	October 30, 2020
Michael T. Psomas	300,000	Nil	Nil	1.30	July 21, 2020

The following is a description of other equity awards granted to directors during the year ended December 31, 2015.

Mr. Geiskopf was granted 500,000 shares of restricted stock on July 21, 2015 as compensation for board services which become fully vested on January 21, 2017. Mr. Geiskopf was also granted 500,000 shares of common stock on December 1, 2015 as compensation for board services.

Mr. Psomas was granted 100,000 shares of restricted common stock on July 21, 2015 as compensation for board services which become fully vested on January 21, 2017. Mr. Psomas was also granted warrants to purchase 799,286 shares of common stock an exercise price of $0.07 per share as compensation for extending the payment terms of amounts owed to him for consulting services previously provided.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Rory J. Cutaia c/o 901 Hancock Avenue, Unit 308 West Hollywood, California 90069	Common Stock	40,161,129	(3)	62.9%
Aaron Meyerson c/o 901 Hancock Avenue, Unit 308 West Hollywood, California 90069	Common Stock	7,200,000	(4)	11.3%
James P. Geiskopf c/o 901 Hancock Avenue, Unit 308 West Hollywood, California 90069	Common Stock	1,734,000	(5)	2.7%
Michael T. Psomas c/o 901 Hancock Avenue, Unit 308 West Hollywood, California 90069	Common Stock	1,232,619	(6)	1.9%
Peter Jensen 4656 Hoskins Road North Vancouver, BC V7K 2R1	Common Stock	32,500	(7)	*
All executive officers and directors as a group (6 persons)	Common Stock	50,360,248		78.9%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 63,859,000 shares of our common stock issued and outstanding as of March 30, 2016.

(3)	Consists of 17,928,606 shares of common stock held directly, 3,603,600 shares of common stock held by Cutaia Media Group Holdings, LLC and 810,092 shares of common stock held by spouse. Also includes 690,000 stock options held directly and 153,125 stock options held by Mr. Cutaia’s spouse that are exercisable within 60 days but excludes 360,000 stock options held by Mr. Cutaia, and 146,875 stock options held by Mr. Cutaia’s spouse, that are not exercisable within 60 days. The total also includes 8,920,593 warrants granted to Mr. Cutaia as consideration for extending the payment terms of his outstanding notes payable, 5,452,356 shares of common stock that Mr. Cutaia can contractually convert his outstanding notes payable into, as well as 2,702,757 shares of common stock that Mr. Cutaia can contractually convert his accrued salary into.

(4)	Mr. Meyerson shares voting and investment power over these shares, which are registered in the name of The 2009 Meyerson Family Trust, with his spouse.

(5)	Includes 600,000 stock options exercisable within 60 days. Excludes 200,000 stock options not exercisable within 60 days.

(6)	Includes 799,286 warrants granted to Mr. Psomas as compensation for extending the payment terms of his outstanding consulting fees, as well as 333,333 stock options exercisable within 60 days.

(7)	Includes 32,500 stock options exercisable within 60 days. Excludes 67,500 stock options not exercisable within 60 days.

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

On October 16, 2014, Paul McDonald returned 905,457 shares for cancellation and David Rose returned 1,171,056 shares for cancellation.

On various dates during the year ended December 31, 2015, Rory Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum.

On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest due to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 was consolidated under the note payable agreement, bearing interest at 12% per annum, due in full on April 1, 2017. The Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. During December 2015, Mr. Cutaia loaned the Company an additional $200,000, which is also due on April 1, 2017 and earns interest at 12% per annum under the terms of the agreement.

On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s unpaid salary for 2015. The note extends the payment terms of Mr. Cutaia’s accrued salary from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

On December 1, 2015, the Company granted 8,920,593 warrants to Mr. Cutaia and 799,286 warrants to Mr. Psomas as consideration for agreeing to extend the payment terms of their respective note payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $424,758.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2015 and 2014 for professional services rendered by Anton & Chia, LLP, our independent registered public accounting firm:

Fees	2015	2014
Audit Fees	$31,400	$37,029
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$31,400	$37,029

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Anton & Chia and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1(2)	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.) and the shareholders of bBooth (USA), Inc. (formerly bBooth, Inc.)
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Certificate of Change
3.4(2)	Articles of Merger
10.1(2)	2014 Stock Option Plan
10.2(2)	Employment Agreement – Aaron Meyerson
10.3(3)	Employment Agreement – Rory Cutaia
10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.
10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright
10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.
10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright
10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright
10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.
10.10(5)	Form of Termination Agreement and Release dated January 20, 2015
10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin
10.12(7)	Engagement letter dated March 20, 2015 among bBooth, Inc., DelMorgan Group LLC and Globalist Capital, LLC
10.13(7)	Form of Note Purchase Agreement dated March 20, 2015
10.14(7)	Form of Warrant Certificate dated March 20, 2015
14.1(2)	Code of Ethics and Business Conduct
16.1(2)	Letter from Messineo & Co., CPAs, LLC
21.1	Subsidiaries bBooth (USA), Inc. (Nevada) Global System Designs Inc. (Canada)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Previously filed as exhibits to our company’s registration statement on Form S-1, on April 8, 2013, File Number 333-187782 and incorporated herein.
(2)	Previously filed as exhibits to our company’s current report on Form 8-K on October 22, 2014 and incorporated herein.
(3)	Previously filed as an exhibit to our company’s current report on Form 8-K on November 24, 2014 and incorporated herein.
(4)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 17, 2014 and incorporated herein.
(5)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 26, 2015 and incorporated herein.
(6)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 9, 2015 and incorporated herein.
(7)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 27, 2015 and incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bBooth, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	March 30, 2016

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director
Date:	March 30, 2016

By:	/s/ Peter Jensen
Peter Jensen
Director
Date:	March 30, 2016

By:	/s/ Michael T. Psomas
Michael T. Psomas
Director
Date:	March 30, 2016

