Form 10-Q
period 2016-03-31
BBOOTH, INC.
filed 2016-05-16
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of May 16, 2016, 71,281,222 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

bBOOTH, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

bBOOTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash	$41,973	$103,019
Prepaid expenses and other current assets	26,876	65,922
Total current assets	68,849	168,941

Property and equipment, net	65,047	70,873
Total assets	133,896	$239,814

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$635,905	$506,012
Notes payable	725,000	725,000
Total current liabilities	1,360,905	1,231,012
Notes payable - related parties, net of discount	1,513,008	1,351,192
Total liabilities	2,873,913	2,582,204

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 63,859,000 shares issued and outstanding as of March 31, 2016 (unaudited) and December 31, 2015	6,386	6,386
Additional paid-in capital	14,817,692	14,650,519
Common stock subscribed	132,480	-
Accumulated deficit	(17,696,575)	(16,999,295)
Total sharesholders’ equity (deficit)	(2,740,017)	(2,342,390)
Total liabilities and shareholders’ deficit	$133,896	$239,814

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Research and development expense	$-	$73,838
General and administrative expense	545,340	1,500,635
Loss from operations	(545,340)	(1,574,473)
Interest expense, net	(151,940)	(3,409)
Net loss	$(697,280)	$(1,577,882)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	63,859,000	60,750,000

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Operating activities:
Net loss	$(697,280)	$(1,577,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,826	91,752
Amortization of debt discount	79,370
Share based compensation	167,173	64,496
Effect of changes in operating assets and liabilities:
Prepaid expenses and other current assets	39,046	12,868
Book overdraft	-	3,916
Accounts payable and accrued expenses	129,893	18,435
Net cash used in operating activities	(275,972)	(1,386,415)

Investing activities:
Purchase of property and equipment	-	(41,802)
Acquisition of Songstagram	-	(43,900)
Net cash used in investing activities	-	(85,702)

Financing activities:
Proceeds from common stock subscriptions	132,480
Proceeds from notes payable	-	300,000
Proceeds from notes payable - related parties, net	82,446	-
Net cash provided by financing activities	214,926	300,000

Net change in cash	(61,046)	(1,172,117)
Cash, beginning of period	103,019	1,172,117
Cash, end of period	$41,973	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$3,750	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Note payable issued as payment for professional fees	$-	$125,000
Conversion of note receivable for the acquisition of Songstagram	$-	$861,435
Common stock issuable in connection with settlement agreement	$-	$160,000
Issuance of common stock in connection with settlement agreements	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC (“CMG”) was a limited liability company formed on December 12, 2012 under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG was merged into bBooth, Inc. pursuant to a Plan of Merger unanimously approved by the members of CMG. On October 17, 2014, bBooth, Inc. changed the name of its operating company to bBooth (USA), Inc. (“bBooth”). The operations of CMG and bBooth are collectively referred to as the “Company”.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from the Company’s audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of bBooth, Inc. and Songstagram, Inc. (“Songstagram”). All significant intercompany transactions have been eliminated in consolidation.

Going Concern

The Company has incurred operating losses since inception and has negative cash flows from operations. It also has an accumulated deficit of $17,696,575 (unaudited) as of March 31, 2016. As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations. Management intends to continue to seek additional debt or equity financing to continue its operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow its business and customer base.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the three months ended March 31, 2016 or 2015.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company has not established a liability for uncertain tax positions.

Share Based Payment

The Company issues stock options, common stock, and equity interests as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718 “Compensation – Stock Compensation.” Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

The Company values stock options and warrants using the Black-Scholes option pricing model. There were no options or warrants issued during the three months ended March 31, 2016. Assumptions used in the Black-Scholes model to value options and warrants issued during the three months ended March 31, 2015 are as follows.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2016, the Company had a total of 6,500,694 options and 10,967,879 warrants outstanding, which were excluded from the computation of net loss per share because they are anti-dilutive. As of March 31, 2015, the Company had total options and warrants of 7,108,000 which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and notes payable. The principal balance of the notes payable approximates fair value because the current interest rates and terms offered to the Company for similar debt are substantially the same.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2016 and March 31, 2015.

	March 31, 2016	December 31, 2015
	(Unaudited)

Furniture and fixtures	$56,890	$56,890
Office equipment	48,175	48,175

	105,065	105,065

Less: accumulated depreciation	(40,018)	(34,192)

	$65,047	$70,873

Depreciation expense amounted to $5,826 (unaudited) and $7,667 (unaudited) for the three months ended March 31, 2016 and 2015, respectively.

4.	NOTES PAYABLE

On September 30, 2014, the Company entered into a Demand Promissory Note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000. The balance of the Demand Promissory Note as of March 31, 2016 (unaudited) and December 31, 2015 amounted to $100,000 at each date.

On February 26, 2015, the Company entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand. The outstanding balance of the loan as of March 31, 2016 (unaudited) and December 31,2015 amounted to $200,000 at each date.

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. The Company expects this transaction to take place in the next twelve months. As a result, the $125,000 note payable has been classified as a current liability as of March 31, 2016 and December 31, 2015 in the accompanying condensed consolidated balance sheets.

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

Total notes payable outstanding as of March 31, 2016 and December 31, 2015 amounted to $725,000. All outstanding amounts are either due on demand, or expected to become due in the next 12 months, and have therefore all been classified as current liabilities.

In April 2016, the Company refinanced a portion of the outstanding principal and accrued interest from these notes payables totaling $680,268 (see Note 9).

5.	NOTES PAYABLE – RELATED PARTIES

On various dates during the year ended December 31, 2015, Rory Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum.

On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest due to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 was consolidated under the note payable agreement, bearing interest at 12% per annum, due in full on April 1, 2017. The Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. During December 2015, Mr. Cutaia loaned the Company an additional $200,000, which is also due on April 1, 2017 and earns interest at 12% per annum under the terms of the agreement. During the three months ended March 31, 2016, Mr. Cutaia loaned the Company an additional $82,446 under the same terms.

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

On December 1, 2015, the Company granted 8,920,593 warrants to Mr. Cutaia and 799,286 warrants to Mr. Psomas as consideration for agreeing to extend the payment terms of their respective note payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $424,758. The value has been recorded as a discount to the outstanding notes payable - related parties on the accompanying consolidated balance sheet, and is being amortized into interest expense over the extended maturity periods of April 1, 2017. During the three months ended March 31, 2016, the Company recorded amortization of $79,370 of the discount into interest expense. The remaining discount balance as of March 31, 2016 amounted to $319,222.

The following is a summary of the outstanding note payable balances due to related parties.

	March 31, 2016	December 31, 2015
	(Unaudited)

Notes payable - related parties, oustanding principal	$1,832,230	$1,749,784
Discount on notes payable - related parties	(319,222)	(398,593)
Notes payable - related parties, net	1,513,008	1,351,191

6.	ACQUISITION OF ASSETS OF SONGSTAGRAM, INC.

On December 11, 2014, Songstagram and Rocky Wright (“Wright”) issued secured promissory notes (collectively, the “Promissory Notes”) in connection with advances that the Company made to Songstagram and Wright. The advances were made by the Company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by the Company. Pursuant to the Promissory Notes, Songstagram promised to pay the Company the principal sum of $475,000, together with interest at a rate equal to 8% per annum, and Wright promised to pay the Company the principal sum of $386,435, together with interest at a rate equal to 8% per annum. All unpaid principal, which totaled an aggregate of $861,435, together with any then unpaid and accrued interest and other amounts payable under the Promissory Notes, were to be due and payable on the earlier of (i) the Company’s demand for payment; or (ii) when, upon or after the occurrence of an event of default, the Company declared such amounts due and payable or such amounts were made automatically due and payable under the terms of the Promissory Notes. During any period in which an event of default had occurred and was continuing, Songstagram and Wright, as applicable, were to pay interest on the unpaid principal balance at a rate of 13% per annum. The full amounts due under the Promissory Notes were secured by all of Songstagram’s assets and all of Wright’s assets related to Songstagram, as applicable, in accordance with security agreements dated December 11, 2014, as described below.

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
$1,435,335

Intangible assets acquired represented software applications which had an estimated useful life of 3 years. During 2015, the Company performed an impairment analysis of this asset and determined there were no reliable predictors of future cash flows to support the value recorded for this asset. Accordingly, the Company concluded that impairment of this asset was appropriate and recorded an impairment charge of $1,104,327, representing the remaining book value of the intangible asset. The remaining balance of the intangible asset amounted to $0 as of March 31, 2016 and December 31, 2015.

Amortization expense for intangible assets amounted to $0 and $84,085 for the three months ended March 31, 2016 and 2015, respectively.

7.	EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2015, the Company entered into a settlement and release agreement with two previous shareholders of Songstagram, pursuant to which the Company agreed to issue a total of 820,000 shares of common stock valued at $410,000 to the previous shareholders in full settlement and release of claims they had on certain assets acquired from Songstagram.

During the three months ended March 31, 2016, the Company received $132,480 in subscriptions for the issuance of shares of common stock at a price of $0.045 per share. The shares were issued in connection with a private placement completed on April 4, 2016 (see Note 9).

On January 28, 2016, the Company entered into stock repurchase agreements with three former employees and consultants to acquire an aggregate total of 9,011,324 shares of the Company’s common stock. Pursuant to the terms of the agreements, the Company has the right to purchase the shares at a price of $0.02 per share on or before April 15, 2016. The Company has not repurchased any shares as of March 31, 2016.

Stock Options

Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the “Plan”) under the administration of the board of directors to retain the services of valued key employees and consultants of the Company.

On November 21, 2014, the Company entered into an executive employment agreement with Rory Cutaia, the Company’s Chief Executive Officer, pursuant to which the Company (i) issued Mr. Cutaia 800,000 stock options, each exercisable into one share of the Company’s common stock at a price of $0.50 per share, 400,000 of which vested immediately and 400,000 which will vest one year from the execution date, on November 21, 2015 and (ii) agreed to issue Mr. Cutaia 250,000 stock options on each anniversary of the execution date.

A summary of option activity for the three months ended March 31, 2016 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2015	7,656,250	$0.66	4.03	$-
Granted	-	-
Forfeited	(1,155,556)	0.92
Exercised	-	-
Outstanding at March 31, 2016 (unaudited)	6,500,694	$0.61	3.75	$-

Vested and expected to vest at March 31, 2016 (unaudited)	4,420,472	$0.61	3.75	$-

Exercisable at March 31, 2016 (unaudited)	3,846,944	$0.56	3.69	$-

The total expense recognized relating to stock options for the three months ended March 31, 2016 and 2015 amounted to $92,673 and $64,496, respectively. There were no new options issued during the three months ended March 31 2016. As of March 31, 2016, total unrecognized stock-based compensation expense was $819,816, which is expected to be recognized as an operating expense through July 2020.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.50	5,600,694	3.65	$0.50	3,546,944	$0.50
1.30	900,000	4.31	1.30	300,000	1.30
	6,500,694			3,846,944

Warrants

On November 12, 2014, the Company granted warrants to a consultant to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on November 12, 2019 and were fully vested on the grant date.

On March 21, 2015, in connection with the DelMorgan agreement (see note 4), the Company issued 48,000 warrants, each exercisable into one share of common stock at an exercise price of $0.10 per share. The warrants were fully vested on the date of the grant and expire on March 20, 2018. The warrants have been valued using the Black-Scholes pricing model as of the contract date. The total value of $20,114 has been recorded as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet and is being amortized over the life of the agreement.

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

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Until June 2015, the Company leased office space in Hollywood, California under an operating lease which provided for monthly rent of $14,805 through July 31, 2015. In June 2015, the Company moved its offices to a new location in West Hollywood, California under a new operating lease which provides for monthly rent of $6,700 through June 25, 2016. The Company had total rent expense for the three months ended March 31, 2016 and 2015 of $20,100 and $49,650, respectively.

9.	SUBSEQUENT EVENTS

On April 4, 2016, the Company sold, pursuant to private placement subscription agreements, an aggregate of 5,722,222 shares of the Company’s common stock, at a price of $0.045 per share, for aggregate gross proceeds of $257,500.

Effective April 4, 2016, the Company issued 500,000 shares of common stock to James P. Geiskopf, a director of the Company, as compensation for services provided and to be provided to the Company during 2016.

Effective April 4, 2016, the Company issued a secured convertible note to Rory J. Cutaia, the Chief Executive Officer and a director of the Company, in the amount of $291,271, which represents additional sums that Mr. Cutaia advanced to the Company during the period from December 2015 through March 2016, and is in addition to all pre-existing loans made by, and notes held by Mr. Cutaia. This is an adjustment to the the amount reported in the Company’s April 11, 2016 Form 8-K. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for Mr. Cutaia’s agreement to extend the repayment date to August 4, 2017, the Company granted Mr. Cutaia the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,080,505 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note. In connection with the issuance of this note, the Company entered into a security agreement whereby the Company granted security over all of its assets as security for repayment of the note.

Effective April 4, 2016, the Company also issued an unsecured convertible note payable to Mr. Cutaia in the amount of $121,875, which represents the amount of accrued but unpaid salary owed to Mr. Cutaia for the period from December 2015 through March 2016. In consideration for Mr. Cutaia’s agreement to extend the payment date to August 4, 2017, the Company granted Mr. Cutaia the right to convert the amount of the note into shares of common stock at $0.07 per share. This note bears interest at the rate of 12% per annum, compounded annually.

Effective April 4, 2016, the Company also issued an unsecured convertible note payable to Oceanside Strategies, Inc. (“Oceanside”) in the amount of $680,268. This note supersedes, replaces and consolidates all the previous notes and current liabilities due to Oceanside for sums Oceanside loaned to the Company in 2014 and 2015. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for Oceanside’s agreement to convert the prior notes from current demand notes and extend the maturity date to December 4, 2016, the Company granted Oceanside the right to convert up to 30% of the amount of such note into shares of our common stock at $0.07 per share and issued 2,429,530 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 25% of the amount of such note.

Effective May 1, 2016, the Company changed the vesting date of January 21, 2017 to May 1, 2016 for 500,000 restricted shares of the Company’s common stock previously granted to James P. Geiskopf, a director of the Company, on July 21, 2015.

On May 2, 2016, the Company granted 600,000 shares of common stock to both Dan Fleyshman and Branden Hampton as compensation for joining the Company’s Advisory Board.

ITEM 1A – RISK FACTORS

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

To date, we have not derived any revenues from our operations and have incurred losses since inception. Our net loss was $6,955,228 for the year ended December 31, 2015 and $697,280 for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $17,696,575. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our various business units and increase our marketing and sales efforts to drive an increase in the number of consumers utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to raise sufficient working capital or to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

We are currently authorized to issue up to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock, of which 63,859,000 shares of common stock and no shares of preferred stock are currently issued and outstanding as of March 31, 2016. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Trading on the OTC Bulletin Board and the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Over the Counter Bulletin Board and on the OTCQB operated by the OTC Markets Group, Inc. Trading in stock quoted on these markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, neither of these markets are a stock exchange, and trading of securities on these markets is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Forward-looking statements in this quarterly report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of, and demand for, product offerings; the growth of our business and operations through acquisitions or otherwise; and future economic and other conditions both generally and in our specific geographic and product markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” in this quarterly report, which you should carefully read. Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward-looking statements. You should be prepared to accept any and all of the risks associated with purchasing any securities of our company, including the possible loss of all of your investment.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “bBooth” refer to bBooth, Inc., a Nevada corporation, and our wholly-owned subsidiary, bBooth (USA), Inc. unless otherwise specified.

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

The following discussion should be read together with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1 – Financial Statements, in this Form 10-Q.

Overview

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

Results of Operations for the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015.

The following is a comparison of the condensed consolidated results of operations for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change

Research and development expense	$-	$73,838	$(73,838)
General and administrative expense	545,340	1,500,635	(955,295)
Loss from operations	(545,340)	(1,574,473)	1,029,133
Interest expense, net	(151,940)	(3,409)	(148,531)
Net loss	$(697,280)	$(1,577,882)	$880,602

Revenues

We did not generate any revenue during the three months ended March 31, 2016 or 2015.

Operating Expenses

Research and development expenses were $0 for the three months ended March 31 2016, as compared to $73,838 for the three months ended March 31, 2015. The expense has decreased as the majority of the technological development and design of our booths and mobile app was incurred during 2015 and prior.

General and administrative expenses for the three months ended March 31, 2016 decreased by $955,295 as compared to the three months ended March 31, 2015. Our general and administrative expenses for the three months ended March 31, 2015 consisted primarily of approximately $229,000 for consulting expenses, $99,000 for professional fees, $154,000 of rent expense to display its bBooth units in various shopping malls through the United States and $483,000 for salary related expenses. These expenses all deceased during the three month ended March 31, 2016, as the Company moved away from displaying its bBooth studios in shopping malls and other places. As a result, salary-related and consulting expenses have decreased due to a reduction of headcount and activity.

Interest expense, net, for the three months ended March 31, 2016 amounted to $151,940. This represented interest expense on outstanding notes payable during this timeframe. The amount of interest expense for the same period in 2016 was higher amounts of outstanding debt as compared to the same period in 2015.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash used in operating activities	$(275,972)	$(1,386,415)
Cash used in investing activities	-	(85,702)
Cash provided by financing activities	214,926	300,000
Decrease in cash	$(61,046)	$(1,172,117)

For the three months ended March 31 2016, our cash flows used in operating activities amounted to $275,972, compared to cash used in 2015 of $1,386,415. The primary reason for the change relates to higher spending in 2015 relating to consulting, professional fees and salary related costs in order to execute our business plan.

We had no cash used in investing activities during the three months ended March 31, 2016. Our cash used in investing activities in 2015 consisted of $41,802 paid for the acquisition of property and equipment and $43,900 paid for the acquisition of Songstagram.

Our cash provided by financing activities for the three months ended March 31, 2016 amounted to $214,926 which represented $132,480 of proceeds received from common stock subscriptions and $82,446 of additional borrowings from our Chief Executive Officer. Our cash provided by financing activities for the three months ended March 31, 2015 amounted to $300,000 from proceeds received from additional borrowing.

As of March 31, 2016, we had cash of $41,973 and a working capital deficit of $1,292,056. We estimate our operating expenses for the next 12 months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We also have an accumulated deficit of $17,696,575 as of March 31, 2016. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. Management intends to continue to seek additional debt or equity financing to continue our company’s operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow our company’s business and customer base.

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

Notes Payable

The following is a description of our outstanding notes payable as of March 31, 2016.

On September 30, 2014, we entered into a demand promissory note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand, along with an additional interest fee of $5,000. The balance as of March 31, 2016 (unaudited) and December 31, 2015 amounted to $100,000 at each date.

On February 26, 2015, we entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand. The outstanding balance as of March 31, 2016 (unaudited) and December 31, 2015 amounted to $200,000 at each date.

On March 21, 2015, we entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as our exclusive financial advisor. In connection with the agreement, we paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. We expect this transaction to take place in the next twelve months. As a result, the $125,000 note payable has been classified as a current liability as of March 31, 2016 and December 31, 2015 in the accompanying condensed consolidated balance sheets.

On April 2, 2015, we entered into a loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 15, 2015, we entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On April 30, 2015, we entered into a loan agreement with a third party lender in the principal amount of $50,000. The loan bears interest at the rate of 12% per annum and is due on demand.

On various dates during the year ended December 31, 2015, Rory Cutaia, our company’s majority shareholder and Chief Executive Officer, loaned us total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum.

On December 1, 2015, we entered into a secured convertible note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest due to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 was consolidated under the note payable agreement, bearing interest at 12% per annum, due in full on April 1, 2017. We granted Mr. Cutaia a senior security interest in substantially all current and future assets. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. During December 2015, Mr. Cutaia loaned us an additional $200,000, which is also due on April 1, 2017 and earns interest at 12% per annum under the terms of the agreement. During the three months ended March 31, 2016, Mr. Cutaia loaned us an additional $82,446 under the same terms.

On December 1, 2015, we entered into an unsecured convertible note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s unpaid salary for 2015. The note extends the payment terms of Mr. Cutaia’s accrued salary from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

On December 1, 2015, we entered into an unsecured note agreement with a consulting firm owned by Michael Psomas, a member of our Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

The following is a summary of the outstanding note payable balances due to related parties.

	March 31, 2016	December 31, 2015
	(Unaudited)

Notes payable - related parties, outstanding principal	$1,832,230	$1,749,784
Discount on notes payable - related parties	(319,222)	(398,593)
Notes payable - related parties, net	1,513,008	1,351,191

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2016, the Company granted 600,000 shares of common stock to both Dan Fleyshman and Branden Hampton as compensation for joining the Company’s Advisory Board. In issuing the shares to these individuals, we relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated thereunder and/or Section 4(a)(2) of the Securities Act.

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

bBOOTH, INC.

May 16, 2016	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer)
(Principal Financial and Accounting Officer)

