Form 10-Q
period 2016-09-30
BBOOTH, INC.
filed 2016-11-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-55314

bBooth, Inc.

(Exact name of Registrant as Specified in its Charter)

Nevada	90-1118043
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

As of November 12, 2016, 92,819,899 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

bBOOTH, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

bBOOTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$161,393	$103,019
Accounts Receivable	3,406	-
Prepaid expenses and other current assets	105,871	65,922
Total current assets	270,670	168,941

Property and equipment, net	56,900	70,873
Other assets	15,256	-
Total assets	$342,826	$239,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$375,280	$331,569
Accrued expenses	288,852	174,443
Convertible notes payable, current portion and net of debt discount	934,647	-
Notes payable - related parties, net of debt discount	1,340,174	-
Notes payable	125,000	725,000
Total current liabilities	3,063,953	1,231,012
Notes payable - related parties, net of debt discount	-	1,351,192
Total liabilities	3,063,953	2,582,204

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 92,644,899 and 63,859,000 shares issued and outstanding as of September 30, 2016 (unaudited) and December 31, 2015, respectively	9,264	6,386
Additional paid-in capital	15,882,667	14,650,519
Subscription receivables	(80,000)	-
Common stock subscribed	1,541,636	-
Accumulated deficit	(20,074,694)	(16,999,295)
Total sharesholders’ deficit	(2,721,127)	(2,342,390)
Total liabilities and shareholders’ deficit	$342,826	$239,814

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$16,243	$-	$47,836	$-

Operating expenses:
Research and development expense	67,350	110,000	189,166	191,588
General and administrative expense	854,214	1,307,875	2,408,753	3,767,012
Impairment of intangible assets	-	1,104,327	-	1,104,327
Total operating expenses	921,564	2,522,202	2,597,919	5.062,927

Loss from operations	(905,321)	(2,522,202)	(2,550,083)	(5,062,927)

Interest expense, net	(185,145)	(25,961)	(525,316)	(68,975)

Loss before income taxes	(1,090,466)	(2,548,163)	(3,075,399)	(5,131,902)

Income tax provision	-	-	-	-.

Net loss	$(1,090,466)	$(2,548,163)	$(3,075,399)	$(5,131,902)

Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	84,601,383	63,053,370	71,626,094	61,165,128

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Operating activities:
Net loss	$(3,075,399)	$(5,131,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,467	357,917
Amortization of debt discount	281,146	-
Impairment of intangible assets	-	1,104,327
Share based compensation - stock options	347,763	914,505
Share based compensation - stocks granted to vendors	475,608	-
Share based compensation - stocks granted to board members	321,682	-

Effect of changes in operating assets and liabilities:
Accounts Receivable. Prepaid expenses and other current assets	(3,406)	146,521
Prepaid expenses and other current assets	(55,204)	-
Accounts payable	43,709	-
Accrued expenses	327,432	156,449
Net cash used in operating activities	(1,320,202)	(2,452,183)

Investing activities:
Purchase of property and equipment	(2,494)	(62,029)
Acquisition of Songstagram	-	(43,900)
Net cash used in investing activities	(2,494)	(105,929)

Financing activities:
Proceeds from common stock subscriptions	1,464,850	1,500,942
Stock repurchase of common stock	(166,226)	-
Payments on notes payable	-	(100,000)
Proceeds from notes payable - related parties, net	82,446	-
Net cash provided by financing activities	1,381,070	1,400,942

Net change in cash	58,374	(1,157,170)
Cash, beginning of period	103,019	1,172,117
Cash, end of period	$161,393	$14,947

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$11,250	$7,500
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Note payable issued as payment for professional fees	$-	$125,000
Conversion of note receivable for the acquisition of Songstagram	$-	$861,435
Common stock issuable in connection with settlement agreement	$-	$530,000
Conversion of notes payable to related parties to convertible notes payable	$332,446	$-
Conversion of notes payable to convertible notes payable	$600,000	$-
Conversion of accrued payroll to convertible notes payable	$121,875	$-
Conversion of accrued interest on notes payable to convertible notes payable	$66,463	$-
Conversion of accrued interest on notes payable to related parties to convertible notes payable	$10,421	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

bBOOTH, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

Nature of Business

The Company develops and licenses cloud-based SaaS CRM, sales lead generation, and social engagement software on mobile and desktop platforms for sales-based organizations, consumer brands, and artists seeking greater levels of customer, consumer, and fan engagement. The Company’s software platform is enterprise scalable and incorporates unique, proprietary, push-to-screen, interactive audio/video messaging and communications technology.

The Company was previously engaged in the manufacture and operation of Internet connected, broadcast-quality portable recording studio kiosks, branded and marketed as “bBooth,” which were integrated into a social media, messaging, gaming, music streaming and video sharing app. The bBooth kiosks were deployed in shopping malls and other high-traffic venues in the United States.

The Company’s business has evolved from one based primarily on our mall-based bBooth kiosks and mobile apps, narrowly focused on talent discovery, to a cloud-based, enterprise level SaaS platform, branded and marketed as bNotifi, developed to address a much larger target market that includes corporate users, consumer brands, and media companies, among others. Our bNotifi technology represents a new innovative platform for CRM, lead-generation, advertising, fan engagement, and consumer brand activation. Through fully integrated mobile, desktop, and web based applications, our bNotifi technology provides push-to-screen, media-rich, interactive audio/video messaging and communications for higher levels of social engagement and interactive online training and teaching applications, as well as an enterprise scale lead generation and customer retention platform for sales professionals and others. Our bNotifi platform also includes a robust back-end administration console with data collection capabilities, among other features, designed to provide small, medium and large-scale enterprise users, among others, with the ability to send, receive and manage enhanced, media-rich, highly-engaging messaging for both internal and external communications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from the Company’s audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

Going Concern

The Company has incurred operating losses since inception and has negative cash flows from operations. It also has an accumulated deficit of $20,074,694 (unaudited) as of September 30, 2016. As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations. Management intends to continue to seek additional debt or equity financing to continue its operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow its business and customer base.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not hold any cash equivalents at September 30, 2016 and December 31, 2015.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the three and nine months ended September 30, 2016. As of September 30, 2015, the Company made this analysis and determined there were no reliable predictors of future cash flows in connection with the intangible assets. Accordingly, the Company concluded that impairment of this asset was appropriate and recorded an impairment charge of $1,104,327 for the nine months ended September 30, 2015.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company has not established a liability for uncertain tax positions.

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses paid to vendors contracted to perform research projects and develop enhancements and modifications for and to the Company’s bNotifi technology and related applications. Research and development costs are expensed as incurred. Total research and development expense for the nine months ended September 30, 2016 and 2015 was $189,166 and $191,588, respectively, and for the three months ended September 30, 2016 and 2015 was $67,350 and $110,000, respectively.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of September 30, 2016, the Company had a total of 11,593,333 options and 16,449,734 warrants outstanding, which were excluded from the computation of net loss per share because they are anti-dilutive. As of September 30, 2015, the Company had total of 9,075,000 options and 648,000 warrants which were excluded from the computation of net loss per share because they are anti-dilutive.

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

3.	NOTES PAYABLE

The Company has the following notes payable as of September 30, 2016 and December 31, 2015:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016	Balance at December 31, 2015

Note payable 1	September 30, 2014	Due upon demand	5.0%	$100,000	$-	$100,000
Note payable 2	February 26, 2015	Due upon demand	12.0%	$200,000	-	200,000
Note payable 3	March 21, 2015	March 20, 2017	12.0%	$125,000	125,000	125,000
Note payable 4	April 2, 2015	Due upon demand	12.0%	$200,000	-	200,000
Note payable 5	April 15, 2015	Due upon demand	12.0%	$50,000	-	50,000
Note payable 6	April 30, 2015	Due upon demand	12.0%	$50,000	-	50,000

Total notes payable					$125,000	$725,000

●	September 30, 2014 – The Company entered into a Demand Promissory Note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand.

●	February 26, 2015 – The Company entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

●	March 21, 2015 – The Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. The Company expects this transaction to take place in the next twelve months. As a result, the $125,000 note payable has been classified as a current liability as of September 30, 2016 and December 31, 2015 in the accompanying condensed consolidated financial statements.

On April 4, 2016. the Company issued an unsecured convertible note payable to Oceanside Strategies, Inc. (“Oceanside”) in the amount of $680,268. This note supersedes and replaces all previous notes and current liabilities due to Oceanside for sums Oceanside loaned to the Company in 2014 and 2015 which amounted to $600,000 of principal balance and $80,268 of accrued interest as of April 4, 2016. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for Oceanside’s agreement to convert the prior notes from current demand notes and extend the maturity date to December 4, 2016, the Company granted Oceanside the right to convert up to 30% of the amount of such note into shares of the Company’s common stock at $0.07 per share and issued 2,429,530 share purchase warrants, exercisable at $0.07 per share until April 4, 2019 (see note 5).

Total notes payable outstanding as of September 30, 2016 and December 31, 2015 amounted to $125,000 and $725,000, respectively. All outstanding amounts are either due on demand, or expected to become due in the next 12 months, and have therefore all been classified as current liabilities.

Total interest expense for notes payable for the nine months ended September 30, 2016 and 2015 was $26,219 and $46,025, respectively. Total interest expense for notes payable for the three months ended September 30, 2016 and 2015 was $3,781 and $23,945, respectively.

4.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016	Balance at December 31, 2015

Note 1	Year 2015	April 1,2017	12.0%	$1,203,242	$1,198,883	$1,248,883
Note 2	December 2015	April 1, 2017	12.0%	200,000	-	200,000
Note 4	December 1, 2015	April 1,2017	12.0%	189,000	189,000	189,000
Note 5	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901

Total					1,499,784	1,749,784

Debt discount					(159,610)	(398,593)

Total notes payable – related parties, net					$1,340,174	$1,351,192

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

●	On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s unpaid salary for 2015. The note extends the payment terms of Mr. Cutaia’s accrued salary from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

On December 1, 2015, the Company granted 8,920,593 warrants to Mr. Cutaia and 799,286 warrants to Mr. Psomas as consideration for agreeing to extend the payment terms of their respective note payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $424,758. The value has been recorded as a discount to the outstanding notes payable - related parties on the accompanying consolidated balance sheet, and is being amortized into interest expense over the extended maturity periods of April 1, 2017. During the three months ended September 30, 2016, the Company recorded amortization of $80,242 of the discount into interest expense. The remaining discount balance as of September 30, 2016 amounted to $159,611.

Total interest expense for notes payable to related parties for the nine months ended September 30, 2016 and 2015 was $144,177 and $23,850, respectively. Total interest expense for notes payable to related parties for the three months ended September 30, 2016 and 2015 was $23,850 and $17,965, respectively.

5.	CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016	Balance at December 31, 2015

Note 1	April 4, 2016	August 4, 2017	12.0%	$343,326	$343,326	$-
Note 2	April 4, 2016	August 4, 2017	12.0%	121,875	121,875	-
Note 3	April 4, 2016	December 4, 2016	12.0%	680,268	680,268	-

Total					1,145,469	-
Debt discount					(210,822)	-

Total convertible notes payable, net of debt discount					$934,647	$-

The Company has the following convertible notes payable as of September 30, 2016:

●	Note 1 (April 4, 2016) – The Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,325.56, which represents additional sums that the CEO advanced to the Company during the period from December 2015 through March 2016, and is in addition to all pre-existing loans made by, and notes held by the CEO. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for this agreement to extend the repayment date to August 4, 2017, the Company granted to the CEO the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	Note 2 (April 4, 2016) – The Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. In consideration for this agreement to extend the payment date to August 4, 2017, the Company granted to the CEO the right to convert the amount of the such note into shares of the Company’s common stock at $0.07 per share. This note bears interest at the rate of 12% per annum, compounded annually.

●	Note 3 (April 3, 2016) – The Company issued an unsecured convertible note payable to Oceanside Strategies, Inc. (“Oceanside”) in the amount of $680,268. This note supersedes and replaces all previous notes and current liabilities due to Oceanside for sums Oceanside loaned to the Company in 2014 and 2015. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for Oceanside’s agreement to convert the prior notes from current demand notes and extend the maturity date to December 4, 2016, we granted Oceanside the right to convert up to 30% of the amount of such note into shares of the Company’s common stock at $0.07 per share and issued 2,429,530 share purchase warrants, exercisable at $0.07 per share until April 4, 2019 (see note 3).

The warrants issued as part of issuances of convertible notes payable was valued using the Black-Scholes method and amounted to $252,987. The Company recorded this amount as an off-set to convertible debt as a debt discount and is amortized over the life of the convertible notes payable as interest expense. The Company had $21,082 of interest expense for the three and nine months ended September 30, 2016 as a result of amortization of debt discount related to convertible notes payable.

The Company incurred additional $68,916 and $34,647 of interest expense from convertible notes payable for the nine and three months ended September 30, 2016, respectively.

6.	EQUITY TRANSACTIONS

Common Stock

The Company’s common stock activity for the nine months ended September 30, 2016 is as follows:

Shares
Outstanding at December 31, 2015	63,859,000
Share repurchases	(8,311,324)
Shares issued to vendors for services	3,811,667
Shares issued to board of directors for services	1,150,000
Shares issued from stock subscription	32,135,556
Outstanding at September 30, 2016	92,644,899

Stock Repurchases – On January 28, 2016, the Company entered into stock repurchase agreements (the “Repurchase Agreements”) with three former employees and consultants to acquire an aggregate total of 9,011,324 shares of the Company’s common stock. Pursuant to the terms of the agreements, the Company had the right to purchase the shares at a price of $0.02 per share on or before April 15, 2016. In accordance with the terms of the Repurchase Agreements, the Company repurchased 8,311,324 shares for total of $166,226 during the six months and three months ended September 30, 2016.

Shares Issued to Vendors – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the nine months ended September 30, 2016, the Company issued 3,811,667 number of shares to vendors and recorded stock compensation expense of $475,608. For the three months ended September 30, 2016, the Company issued 1,411,667 number of shares to vendors and recorded stock compensation expense of $217,403.

Shares Issued to Board of Directors – The Company issued common shares to board of directors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the nine months ended September 30, 2016, the Company issued 1,150,000 number of shares to board of directors and recorded stock compensation expense of $321,682. For the three months ended September 30, 2016, the Company issued 750,000 number of shares to board of directors and recorded stock compensation expense of $97,500.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the nine months ended September 30, 2016, the Company issued 32,135,556 common shares for a net proceed of $1,464,850. For the three months ended September 30, 2016, the Company issued 11,713,334 common shares for a net proceed of $545,850.

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

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	3 Months Ended September 30,		9 Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.22%	1.07%	1.22% - 1.24%	1.07% - 1.65%
Expected term (years)	1 – 2 years	2 - 3 years	1 – 2 years	2 - 3 years
Expected volatility	87.18% – 153.07%	81.80%	87.19% – 153.07%	81.80%
Expected dividend yield	-	-	-	-

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

A summary of option activity for the nine months ended September 30, 2016 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	7,656,250	$0.66	4.03
Granted	5,610,000	0.09
Exercised	-	-
Forfeited or expired	(1,672,917)	0.93
Outstanding at September 30, 2016	11,593,333	$0.34	0.90	$1,623,067
Vested and expected to vest at September 30, 2016	6,288,669	$0.45		$880,414
Exercisable at September 30, 2016	5,105,276	$0.49		$714,739

The Company recognized $115,874 and $347,763 in share-based compensation expense for the three and nine months ended September 30, 2016, respectively, compared to $ 476,732 and $ 729,773 in share-based compensation expense for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, total unrecognized stock-based compensation expense was $1,261,402, which is expected to be recognized as an operating expense through November 2018.

Warrants

The Company has the following warrants as of September 30, 2016:

	Issuance Date	Expiration Date	Warrant Shares	Exercise Price
Warrant #1	November 12, 2014	November 12, 2019	600,000	$0.50
Warrant #2	March 21, 2015	March 20, 2018	48,000	$0.10
Warrant #3	October 30, 2015	October 30, 2020	600,000	$0.50
Warrant #4	December 1, 2015	April 1, 2017	9,719,879	$0.07
Warrant #5	April 4, 2016	October 30, 2020	600,000	$0.50
Warrant #6	April 4, 2016	April 4, 2019	2,452,325	$0.07
Warrant #7	April 4, 2016	April 4, 2019	2,429,530	$0.07
Outstanding at September 30, 2016			16,449,734

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

The Company had total rent expense for the nine months ended September 30, 2016 and 2015 of $69,455 and $123,328, respectively, and three months ended September 30, 2016 and 2015 of $16,263 and $13,425, respectively.

8.	SUBSEQUENT EVENTS

On October 3, 2016, the Company entered into a Consulting Agreement (the “Agreement”) with a third-party consulting firm (the “Consultants”) for three months, ending on December 31, 2016. The Company will compensate the Consultants in the amount of $2,500 and restricted stock of 175,000 shares for Consultant’s services as defined in the Agreement.

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

To date, we have generated very little revenues from our operations and have incurred losses since inception. Our net loss was $3,075,399 for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $20,074,694. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our various business units and increase our marketing and sales efforts to drive an increase in the number of consumers utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to raise sufficient working capital or to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

We are currently authorized to issue up to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock, of which 92,644,899 shares of common stock and no shares of preferred stock are currently issued and outstanding as of September 30, 2016. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

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

Overview

We develop and license cloud-based SaaS CRM, sales lead generation, and social engagement software on mobile and desktop platforms for sales-based organizations, consumer brands, and artists seeking greater levels of customer, consumer, and fan engagement. Our software platform is enterprise scalable and incorporates unique, proprietary, push-to-screen, interactive audio/video messaging and communications technology.

The Company was previously engaged in the manufacture and operation of Internet connected, broadcast-quality portable recording studio kiosks, branded and marketed as “bBooth,” which were integrated into a social media, messaging, gaming, music streaming and video sharing app. The bBooth kiosks were deployed in shopping malls and other high-traffic venues in the United States.

The Company’s business has evolved from one based primarily on our mall-based bBooth kiosks and mobile apps, narrowly focused on talent discovery, to a cloud-based, enterprise level SaaS platform, branded and marketed as bNotifi, developed to address a much larger target market that includes corporate users, consumer brands, and media companies, among others. Our bNotifi technology represents a new innovative platform for CRM, lead-generation, advertising, fan engagement, and consumer brand activation. Through fully integrated mobile, desktop, and web based applications, our bNotifi technology provides push-to-screen, media-rich, interactive audio/video messaging and communications for higher levels of social engagement and interactive online training and teaching applications, as well as an enterprise scale lead generation and customer retention platform for sales professionals and others. Our bNotifi platform also includes a robust back-end administration console with data collection capabilities, among other features, designed to provide small, medium and large-scale enterprise users, among others, with the ability to send, receive and manage enhanced, media-rich, highly-engaging messaging for both internal and external communications.

Critical Accounting Policies

For a summary of our critical accounting policies, refer to Note 2 of our unaudited condensed consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015.

Revenues

We generated $16,243 revenue for the three months ended September 30, 2016 compared to $0 for the three months ended September 30, 2015.

Operating Expenses

Research and development expenses were $67,350 for the three months ended September 30 2016, as compared to $110,000 for the three months ended September 30, 2015. The decrease was primarily due to decrease in software develop enhancements and modifications during the current quarter.

General and administrative expenses for the three months ended September 30, 2016 and 2015 was $854,214 and $1,307,875, respectively. The decrease was primarily due to reduction of salary related expenses due to reduction of headcounts.

Interest expense, net, for the three months ended September 30, 2016 amounted to $185,145. This represented interest expense on outstanding notes payable, notes payable to related parties, convertible notes payable and amortization of debt discount during this timeframe. The amount of interest expense for the same period in 2015 was $25,961. The increase in interest expense for the three months ended September 30, 2016 compared to the same period in 2015 was due to increase in borrowings and amortization of convertible debt discount.

Results of Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine September Ended September 30, 2015.

Revenues

We generated $47,836 revenue for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015.

Operating Expenses

Research and development expenses were $189,166 for the nine months ended September 30 2016, as compared to $191,588 for the nine months ended September 30, 2015. The decrease was primarily due to increase in software develop enhancements and modifications during the period.

General and administrative expenses for the nine months ended September 30, 2016 and 2015 was $2,408,753 and $3,767,012, respectively. The decrease was primarily due to reduction of salary related expenses and consulting expenses due to reduction of headcounts and related activities.

Interest expense, net, for the nine months ended September 30, 2016 amounted to $525,316. This represented interest expense on outstanding notes payable, convertible notes payable and amortization of debt discount during this timeframe. The amount of interest expense for the same period in 2015 was $68,975. The increase in interest expense for the three months ended September 30, 2016 compared to the same period in 2015 was due to increase in borrowings and amortization of convertible debt discount.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Cash used in operating activities	$(1,320,202)	$(2,452,183)
Cash used in investing activities	(2,494)	(105,929)
Cash provided by financing activities	1,381,070	1,400,942
Increase / (Decrease) in cash	$58,374	$(1,157,170)

For the nine months ended September 30 2016, our cash flows used in operating activities amounted to $1,320,202 compared to cash used in 2015 of $2,452,183. The primary reason for the change relates to higher spending in 2015 relating to consulting, professional fees and salary related costs in order to execute our business plan compared to 2016.

We had $2,494 cash used in investing activities during the nine months ended September 30, 2016 for acquisition of property and equipment. Our cash used in investing activities in 2015 consisted of $62,029 paid for the acquisition of property and equipment and $43,900 paid for the acquisition of Songstagram.

Our cash provided by financing activities for the nine months ended September 30, 2016 amounted to $1,381,070 which represented $1,464,850 of proceeds received from issuances of common stock and $82,446 of additional net borrowings from our Chief Executive Officer reduced by repurchase of shares in the amount of $166,226. Our cash provided by financing activities for the nine months ended September 30, 2015 amounted to $1,400,942 from proceeds received from issuances of common stock of $1,500,942 and reduced by payments on notes payable of $100,000.

As of September 30, 2016, we had cash of $161,393. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We also have an accumulated deficit of $20,074,694 as of September 30, 2016. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. Management intends to continue to seek additional debt or equity financing to continue our company’s operations. Management also intends to look at mergers with, or acquisitions of, other related entities to grow our company’s business and customer base.

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

NOTES PAYABLE

The Company has the following notes payable as of September 30, 2016 and December 31, 2015:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016	Balance at December 31, 2015

Note payable 1	September 30, 2014	Due upon demand	5.0%	$100,000	$-	$100,000
Note payable 2	February 26, 2015	Due upon demand	12.0%	$200,000	-	200,000
Note payable 3	March 21, 2015	March 20, 2017	12.0%	$125,000	125,000	125,000
Note payable 4	April 2, 2015	Due upon demand	12.0%	$200,000	-	200,000
Note payable 5	April 15, 2015	Due upon demand	12.0%	$50,000	-	50,000
Note payable 6	April 30, 2015	Due upon demand	12.0%	$50,000	-	50,000

Total notes payable					$125,000	$725,000

●	September 30, 2014 – The Company entered into a Demand Promissory Note with a third party lender for total borrowings of $100,000. The outstanding principal is due on demand.

●	February 26, 2015 – The Company entered into an unsecured loan agreement with a third party lender in the principal amount of $200,000. The loan bears interest at the rate of 12% per annum and is due on demand.

●	March 21, 2015 – The Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. The Company expects this transaction to take place in the next twelve months. As a result, the $125,000 note payable has been classified as a current liability as of September 30, 2016 and December 31, 2015 in the accompanying condensed consolidated.

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

Total notes payable outstanding as of September 30, 2016 and December 31, 2015 amounted to $125,000 and $725,000, respectively. All outstanding amounts are either due on demand, or expected to become due in the next 12 months, and have therefore all been classified as current liabilities.

Total interest expense for notes payable for the nine months ended September 30, 2016 and 2015 was $26,219 and $46,025, respectively. Total interest expense for notes payable for the three months ended September 30, 2016 and 2015 was $3,781 and $23,945, respectively.

NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016	Balance at December 31, 2015

Note 1	Year 2015	April 1,2017	12.0%	$1,203,242	$1,198,883	$1,248,883
Note 2	December 2015	April 1, 2017	12.0%	200,000	-	200,000
Note 4	December 1, 2015	April 1,2017	12.0%	189,000	189,000	189,000
Note 5	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901

Total					1,499,784	1,749,784

Debt discount					(159,610)	(398,593)

Total notes payable – related parties, net					$1,340,174	$1,351,192

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

●	On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s unpaid salary for 2015. The note extends the payment terms of Mr. Cutaia’s accrued salary from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

On December 1, 2015, the Company granted 8,920,593 warrants to Mr. Cutaia and 799,286 warrants to Mr. Psomas as consideration for agreeing to extend the payment terms of their respective note payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $424,758. The value has been recorded as a discount to the outstanding notes payable - related parties on the accompanying consolidated balance sheet, and is being amortized into interest expense over the extended maturity periods of April 1, 2017. During the three months ended September 30, 2016, the Company recorded amortization of $80,242 of the discount into interest expense. The remaining discount balance as of September 30, 2016 amounted to $159,611.

Total interest expense for notes payable to related parties for the nine months ended September 30, 2016 and 2015 was $144,177 and $23,850, respectively. Total interest expense for notes payable to related parties for the three months ended September 30, 2016 and 2015 was $23,850 and $17,965, respectively.

CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016	Balance at December 31, 2015

Note 1	April 4, 2016	August 4, 2017	12.0%	$343,326	$343,326	-
Note 2	April 4, 2016	August 4, 2017	12.0%	121,875	121,875	-
Note 3	April 4, 2016	December 4, 2016	12.0%	680,268	680,268	-

Total					1,145,469	-
Debt discount					(210,822)	-

Total convertible notes payable, net of debt discount					$934,647	-

The Company has the following convertible notes payable as of September 30, 2016:

●	Note 1 (April 4, 2016) – The Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,325.56, which represents additional sums that the CEO advanced to the Company during the period from December 2015 through March 2016, and is addition to all pre-existing loans made by, and notes held by the CEO. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for this agreement to extend the repayment date to August 4, 2017, the Company granted to the CEO the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	Note 2 (April 4, 2016) – The Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. In consideration for this agreement to extend the payment date to August 4, 2017, the Company granted to the CEO the right to convert the amount of the such note into shares of the Company’s common stock at $0.07 per share. This note bears interest at the rate of 12% per annum, compounded annually.

●	Note 3 (April 4, 2016) – The Company issued an unsecured convertible note payable to Oceanside Strategies, Inc. (“Oceanside”) in the amount of $680,268. This note supersedes and replaces all previous notes and current liabilities due to Oceanside for sums Oceanside loaned to the Company in 2014 and 2015. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for Oceanside’s agreement to convert the prior notes from current demand notes and extend the maturity date to December 4, 2016, we granted Oceanside the right to convert up to 30% of the amount of such note into shares of the Company’s common stock at $0.07 per share and issued 2,429,530 share purchase warrants, exercisable at $0.07 per share until April 4, 2019

The warrants issued as part of issuances of convertible notes payable was valued using the Black-Scholes method and amounted to $252,987. The Company recorded this amount as an off-set to convertible debt as a debt discount and is amortized over the life of the convertible notes payable as interest expense. The Company had $21,082 of interest expense for the three and nine months ended September 30, 2016 as a result of amortization of debt discount related to convertible notes payable.

The Company incurred additional $68,916 and $34,647 of interest expense from convertible notes payable for the nine and three months ended September 30, 2016, respectively.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

bBOOTH, INC.

November 14, 2016	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
(Principal Financial and
Accounting Officer)

