Form 10-K
period 2016-12-31
BBOOTH, INC.
filed 2017-03-31
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

54,398,598 shares of common stock at a price of $.11 per share for an aggregate market value of $5,983,846.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 20, 2017, there were 95,504,065 shares of common stock outstanding.

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

On October 16, 2014, we completed the acquisition of bBooth (USA), Inc., a private Nevada corporation (“bBooth USA”), pursuant to the terms of a share exchange agreement dated August 11, 2014, as amended, among our company, bBooth USA and the stockholders of bBooth USA (the “Exchange Agreement”). As a result of our acquisition of bBooth USA, we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

In connection with the Acquisition Agreement, we also agreed to employ Wright in a position, and upon terms and conditions, to be mutually agreed upon by our company and Wright. We subsequently engaged a firm with which Wright is associated to render certain software services to us. We did not and have not employed Wright in any capacity at any time. Wright also agreed that any prior agreements between Wright and Songstagram were of no further force or effect, and that any right, title, interest or claim Wright might have in connection with such agreements was fully satisfied and extinguished. Wright and Songstagram also released our company, and other third parties associated or affiliated with our company, from any claims arising under any such agreements, or otherwise, with respect to the business and assets of Songstagram and Qubeey.

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

Our Business

We are a Hollywood-based digital tech company offering truly interactive video for Customer Relationship Management (CRM), Sales Lead Generation, Marketing Campaigns, and Social Engagement. Our bNotifi cloud-based, Software-as-a-Service (SaaS) platform gives our clients the power to produce and distribute interactive videos that can be experienced on all mobile and desktop devices, and no download or proprietary player is required. bNotifi interactive videos can be displayed on a website, embedded in online ads, or shared via email, text, or Twitter and other social media. bNotifi can be white-labeled for sales-based organizations, consumer brands, and artists seeking greater levels of customer, consumer, and fan engagement. Our CRM product, built around our proprietary ‘Video-First’ bNotifi technology, places interactive video front and center in all customer and prospect communications. bNotifi can accommodate a single direct sales representative, yet is enterprise-class scalable to meet the needs of today’s global organizations.

Revenue Generation

We intend to generate revenue from the following sources:

●	Recurring license fees paid by enterprise users for blanket distribution of the applications to, and access by, enterprise employees or affiliates

●	Recurring subscription fees paid by individual users

●	In-app and online purchases by users to access various premium services, features, functionality, and options of the platform (such as the ability to create and send interactive videos, among several other interactive video features and functionality);

●	User data/lead generation fees from the sale or licensing of demographic data

Operations

Our company is headquartered in West Hollywood, California, where our executive, administration and operational management are based.

Our Market

Our market is intentionally broad and it includes sales-based organizations, consumer brands, ad agencies, online marketers, advertisers, sponsors, social media celebrities, entertainment celebrities and performance artists, enterprise users - large and small, religious organizations, health care providers, network and multi-level marketing companies, media companies, major motion picture studios, social media companies, and virtually any other person or organization that seeks to attract, engage, and communicate with customers, consumers, fans, followers, patients, friends, and subscribers, among others, online, utilizing an interactive, highly engaging technology.

Distribution Methods

Our mobile applications are available in Apple’s App Store for IOS devices and in Google’s Google Play Store for Android devices. Desktop/laptop versions for Windows and Mac computers are available on our website, as well as those of our clients.

Marketing

Our marketing strategy is two-fold. First, we leverage the existing relationships we have in the entertainment industry, including those introduced by Hollywood celebrity Nick Cannon, our Chief Strategy Officer and Global Brand Ambassador, among other such industry relationships. Second, we’ve partnered with Sapper Consulting whose clients include Fortune 500 companies and span a broad range of industries including professional and financial services, manufacturing, healthcare, IT, technology and marketing, all of whom fall directly into our sweet spot of targeted bNotifi users. These relationships are used to showcase our bNotifi technology, which is a next generation lead generation and marketing technology, and these efforts have resulted in a fairly robust sales pipeline of potential customers for our products and services, all of which are in various stages of development, testing, due diligence and/or negotiation.

Competition

While we aware of numerous providers of enterprise level messaging and communications platforms, we are unaware of anyone offering products or services in the marketplace that are comparable to our proprietary ‘push-to-screen,’ ‘walk-out,’ and interactive video technologies.

Intellectual Property

Our bNotifi technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to our plan of operations.

Research and Development

We spent $257,803 on research and development during the year ended December 31, 2016, and $241,637 on research and development during the year ended December 31, 2015. These funds were primarily used for development of our bNotifi software.

Sources and Availability of Products and Names of Principal Suppliers

bBooth currently relies on certain key suppliers and vendors in the coding and maintenance of its software. Management believes it has mitigated the associated risks of these single-source vendor relationships by ensuring that the Company has access to additional qualified vendors and suppliers to provide like or complementary services.

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

Employees

We currently operate with 3 full time employees. We also employ consultants on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions including marketing and accounting. None of our employees or consultants, all of whom work in North America, are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees and consultants are excellent.

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

Risks Related to Our Business

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations, and our auditors have issued a “going concern” audit opinion.

To date, we have not derived any revenues from our operations and have incurred losses since inception. Our net loss was $4,274,105 for the year ended December 31, 2016 and $6,955,228 for the year ended December 31, 2015. As of December 31, 2016, we had stockholders’ deficit of $3,468,223. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

Our independent auditors have indicated in their report on our December 31, 2016 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

We are dependent on third parties to, among other things, maintain our servers, provide the bandwidth necessary to transmit content, and utilize the content derived therefrom for the potential generation of revenues.

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

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our President and Chief Executive Officer, Mr. Rory Cutaia. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

Risks Related to Ownership of our Common and Preferred Stock

Our board of directors is authorized to issue additional shares of our common stock that would dilute existing stockholders.

We are currently authorized to issue up to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock, of which 95,504,065 shares of common stock and 300,000 shares of preferred stock are currently issued and outstanding as of March 20, 2017. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

ITEM 2. PROPERTIES

We maintain office in Los Angeles, California under an operating lease that expires in June 2017 for monthly rent of approximately $2,950. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3. LEGAL PROCEEDINGS

We have one pending litigation filed on September 19, 2016. The action is captioned as Multicore Technologies, an Indian Corporation, plaintiff, v. Rocky Wright, an individual, bBooth, Inc., a Nevada corporation, and Blabeey, Inc, a Nevada corporation, defendants. The action is pending in the United States District Court for the Central District of California under Case No.: 2:16-cv-7026 DSF (AJWx). The First Amended Complaint was filed on January 27, 2017, alleging breach of Implied-in-fact Contract and Quantum Meruit relating to services Multicore allegedly performed on behalf of bBooth in connection with various web and mobile applications. Multicore is seeking damages of approximately $157,000 plus interest and cost of suit. We filed an Answer denying Multicore’s claims on March 13, 2017. We do not believe plaintiff’s claims of an implied contract or quantum meruit have any basis in fact, nor do we believe they have any other viable claims against us. We intend to vigorously defend the action and have determined not to create a reserve in our financial statements for an unfavorable outcome.

We know of no other material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our assets or properties, or the assets or properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

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

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2016	$0.09	$0.07
September 30, 2016	$0.15	$0.14
June 30, 2016	$0.11	$0.11
March 31, 2016	$0.08	$0.08
December 31, 2015	$2.00	$0.04
September 30, 2015	$3.00	$1.30
June 30, 2015	$1.30	$1.30
March 31, 2015	$1.99	$1.30

On March 29, 2016, the closing price of our common stock as reported by the OTC Markets Group was $0.11 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Action Stock Transfer Corporation, located at 2469 East Fort Union Boulevard, Suite 214, Salt Lake City, Utah 84121. Their telephone number is (801) 274-1088 and their fax number is (801) 274-1099.

Holders of Common Stock

As of March 20, 2017, there were approximately 86 holders of record of our common stock. As of such date, 95,504,065 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2016:

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

Recent Sales of Unregistered Securities

During our fiscal years ended December 31, 2016 and 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this ANNUAL REPORT. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this ANNUAL REPORT on FORM 10-K.

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

Following the closing of the Exchange Agreement, our company commenced focusing on the business then carried on by bBooth USA, which was the manufacture and operation of internet-connected, kiosk-sized, professional-quality audio-video recording studios, branded and marketed under the name of “bBooth”, which were integrated into a social media, messaging, gaming, music streaming and video sharing app.

Our Business

Our business has changed from one based primarily on our mall-based bBooth kiosks and mobile apps, focused on talent discovery, to a cloud-based, enterprise level, Software-as-a-Service (SaaS) platform, named bNotifi. Our bNotifi technology is an interactive video platform for Customer Relationship Management (CRM), Sales Lead Generation, Marketing Campaigns, and Social Engagement. Our bNotifi platform gives our clients the power to produce and distribute interactive videos that can be experienced on all mobile and desktop devices, and no download or proprietary player is required. bNotifi interactive videos can be displayed on a website, embedded in online ads, or shared via email, text, or Twitter and other social media. bNotifi can be white-labeled for sales-based organizations, consumer brands, and artists seeking greater levels of customer, consumer, and fan engagement. Our CRM product, built around our proprietary ‘Video-First’ bNotifi technology, places interactive video front and center in all customer and prospect communications. bNotifi can accommodate a single direct sales representative, yet is enterprise-class scalable to meet the needs of today’s global organizations.

Revenue Generation

We intend to generate revenue from the following sources:

●	Recurring license fees paid by enterprise users for blanket distribution of the applications to, and access by, enterprise employees or affiliates

●	Recurring subscription fees paid by individual users

●	In-app and online purchases by users to access various premium services, features, functionality, and options of the platform (such as the ability to create and send interactive videos, among several other interactive video features and functionality);

●	User data/lead generation fees from the sale or licensing of demographic data

Results of Operations

Years Ended December 31, 2016 and 2015

The following is a comparison of the results of our operations for the year ended December 31, 2016 and 2015.

	For the Year Ended
	December 31, 2016	December 31, 2015	$ Change

Net sales	$-	$-	$-

Research and development expense	257,803	241,637	16,166
General and administrative expense	2,873,185	5,174,515	(2,301,330)
Impairment charges	-	1,387,100	(1,387,100)
Loss from operations	(3,130,988)	(6,803,252)	3,725,162
Other income	52,898	-	52,898
Other expense, net	(1,195,149)	(151,976)	(1,043,173)
Loss before income taxes	(4,273,239)	(6,955,228)	2,681,989
Income tax provision	866	-	866
Net loss	$(4,274,105)	$(6,955,228)	$2,681,123

Revenues

We did not have any revenue in 2016 and 2015.

Operating Expenses

Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology. In 2016 research and development initiatives supported our bNotifi cloud-based, Software-as-a-Service (SaaS) platform, while 2015 research and development supported our booths and mobile app. Overall our Research and development expenses remained consistent in 2016 compared to 2015.

General and administrative expenses for 2016 decreased by $2,301,330 as compared to 2015. The decrease in general and administrative expenses is primarily due to the Company moving to our bNotifi cloud-based, Software-as-a-Service (SaaS) platform that resulted in $956,902 labor related savings and lower operating expenses of $522,513. Additional savings are attributed to amortization expense of $331,008 relating to the acquisition of the Songstagram assets in January 2015 and lower share-based compensation expense of $322,046.

Due to the change in business models we performed an impairment analysis in December 2015 on our long-lived assets, consisting of our intangible assets and property and equipment, and determined there were no reliable predictors of future cash flows in connection with the assets. Accordingly, we concluded that our intangible assets and our booth-related equipment were impaired. As a result, we recorded an aggregate impairment charge of $1,387,100 as of December 31, 2015.

Other expense, net, for 2016 amounted to $1,195,149, which represented interest expense of $332,692 on outstanding notes payable during this timeframe and $398,594 as interest expense for amortization of debt discount. We also incurred a loss from debt extinguishment in the amount of $455,975 in 2016. The amount of other expense, net, was lower in 2015 as we did not have loss from debt extinguishment and significant amount of borrowings through notes payable occurred in the end of 2015, which resulted in a partial period of interest expense for 2015.

Other income

We earned $52,898 for fiscal 2016 compared to $0 for fiscal 2015. During 2016 income was derived from the rental of our interactive booths.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2016 and 2015.

	For the Year Ended
	December 31, 2016	December 31, 2015
Cash used in operating activities	$(1,604,013)	$(2,866,411)
Cash used in investing activities	(2,494)	(105,929)
Cash provided by financing activities	1,520,250	1,903,242
(Decrease) increase in cash	$(86,257)	$(1,069,098)

For the year ended December 31, 2016, our cash flows used in operating activities amounted to $1,604,013, compared to cash used in 2015 of $2,866,411. Our cash used in operations was lower in 2016 due primarily to decrease in net loss in 2016 compared to 2015 attributed to a change in business models.

Our cash used in investing activities in 2016 amounted to $2,494, compared to cash used in 2015 of $105,929. Our cash used in investing activities in 2015 consisted of $62,029 paid for the acquisition of property and equipment and $43,900 paid for certain IP from Rocky Wright. Cash used in investing activities in 2016 was primarily due to purchases of fixed assets.

Our cash provided by financing activities in 2016 amounted to $1,520,229, resulting from proceeds from stock subscriptions of $1,524,009, borrowings from notes payable of $80,000, and borrowings from notes payable from related parties of $92,446, off-set by stock repurchases of $166,226 with three former employees and consultants, and principal repayments of notes payable. The cash provided by financing activities in 2015 amounted to $1,903,242, resulting from $600,000 in proceeds from notes payable, $1,403,242 of net proceeds from related party borrowings, offset by repayment of notes payable of $100,000.

As of December 31, 2016, we had cash of $16,762 and a working capital deficit of $3,468,223, as compared to cash of $103,019 and a working capital deficit of $2,342,390 at December 31, 2015. The decrease in cash and working capital at December 31, 2016 compared to December 31, 2015 was primarily the result of continued losses. We estimate our operating expenses for the next 12 months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.

We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that our company will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds.

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $3,468,223 as of December 31, 2016. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until our Company begins generating positive cash flow.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the year ended December 31, 2015, the Company made this analysis and determined there were no reliable predictors of future cash flows in connection with the Company’s intangible assets or its booth-related equipment. Accordingly, the Company concluded that impairment of these assets was appropriate and recorded an aggregate impairment charge of $1,387,100 for the year ended December 31, 2015. No impairment of long-lived assets was required for the year ended December 31, 2016.

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

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2016 and 2015 are as follows:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Expected life in years	2.5 to 5.0	2.5 to 5.0
Stock price volatility	87.19% - 153. 07%	84.36% - 98.54%
Risk free interest rate	1.22% - 1.24%	1.07% - 1.72%
Expected dividends	NA	NA
Forfeiture rate	20%	32%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Recently Issued Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Notes Payable

The Company has the following notes payable as of December 31, 2016 and December 31, 2015:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2016	Balance at December 31, 2015

Note payable (a)	March 21, 2015	March 20, 2017	12.0%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	Due upon demand	5%	$101,300	101,300	-
Total notes payable					226,300	125,000
Debt discount					(48,942)	-

Total notes payable, net of debt discount					$177,358	$125,000

(a)	March 21, 2015 – The Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. As a result, the $125,000 note payable has been classified as a current liability as of December 31, 2016 and December 31, 2015 in the accompanying consolidated financial statements. The parties have reached agreement to extend the note payable to March 20, 2018.

(b)	On December 15, 2016, the Company entered into an agreement with a buyer, whereby the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, (i) a non-interest bearing Note in the original principal amount of $250,000, (ii) Warrants, and (iii) shares of the Company’s common stock in an amount equal to 30% of the purchase price of the respective tranche divided by the closing price of the Common Stock on the trading day immediately prior to the date of funding of the respective tranche (collectively, the “Inducement Shares”). The “Maturity Date” shall be six months from the date of each payment of Consideration. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 10% Original Issue Discount that is to be prorated based on the consideration paid by the Buyer.

On December 16, 2016, the Buyer purchased for $80,000 the first tranche of the Note and the respective securities to be issued and the Company sold to it including (i) a three-year warrant to acquire 176,000 shares of the Company’s common stock with an exercise price of $0.25 per share, and (ii) 240,000 shares of the Company’s common stock.

Upon the occurrence of an event of default, the Holder shall have the right, but not the obligation, to convert the Outstanding Balance into shares of the Company’s Common Stock, the “conversion price” shall equal 70% of the average volume weighted average price for the twenty trading days immediately preceding the applicable conversion date. The Company did not account for the conversion feature of the note as it is a contingent event that is payable only upon default of the note. It is the Company’s current intention to pay the note off before maturity with either from the funds raised subsequent to year end, or through an additional amount advanced by the majority shareholder.

Total interest expense for notes payable for the years ended December 31, 2016 and 2015 was $43,768 and $11,466, respectively.

Notes Payable – Related Parties

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2016	Balance at December 31, 2015

Note 1	Year 2015	April 1, 2017	12.0%	$1,203,242	$1,198,883	$1,248,883
Note 2	December 2015	April 1, 2017	12.0%	200,000	-	200,000
Note 4	December 1, 2015	April 1, 2017	12.0%	189,000	189,000	189,000
Note 5	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 6	August 4, 2016	April 4, 2017	12.0%	343,326	343,326	-
Note 7	August 4, 2016	April 4, 2017	12.0%	121,875	121,875	-

Total					1,964,985	1,749,784

Debt discount					-	(398,593)

Total notes payable – related parties, net					$1,964,985	$1,351,192

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. On April 4, 2016 $50,000 of this note was converted into another note (see below).

●	On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note extends the payment terms from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

On April 4, 2016 the Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,325, which represents additional sums of $93,326 that the CEO advanced to the Company during the period from December 2015 through March 2016, and the conversion of $250,000 other pre-existing notes including the $200,000 December note bearing 12% interest. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for this agreement to extend the repayment date to August 4, 2017, the Company granted to the CEO the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	April 4, 2016 the Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. In consideration for this agreement to extend the payment date to August 4, 2017, the Company granted to the CEO the right to convert the amount of the such note into shares of the Company’s common stock at $0.07 per share, which approximated the trading price or the Company’s common stock on the date of the agreement. This note bears interest at the rate of 12% per annum, compounded annually.

Total interest expense for notes payable to related parties for the years ended December 31, 2016 and 2015 was $232,076 and $61,781, respectively.

Convertible Note Payable

The Company entered into a series of unsecured loan agreement with Oceanside Strategies, Inc. (“Oceanside”) a third party-lender, in the aggregate principal amount of $600,000 through December 31, 2015. The loans bear interest at rates ranging from 5% to 12% per annum and were due on demand.

On April 3, 2016, the Company issued an unsecured convertible note payable to Oceanside in the amount of $680,268 (this amount includes $600,000 principal amount and $80,268 accrued and unpaid interest). This note superseded and replaced all previous notes and current liabilities due to Oceanside for sums Oceanside loaned to the Company in 2014 and 2015. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for Oceanside’s agreement to convert the prior notes from current demand notes and extend the maturity date to December 4, 2016, the Company granted Oceanside the right to convert up to 30% of the amount of such note into shares of the Company’s common stock at $0.07 per share and issued 2,429,530 share purchase warrants, exercisable at $0.07 per share until April 4, 2019.

Effective December 30, 2016, the Company entered into an extension agreement (the “Extension Agreement”) with Oceanside to extend the maturity date of the Note to and including August 4, 2017. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017, the Company issued Oceanside 2,429,530 share purchase warrants, exercisable at $0.08 per share until December 29, 2019.

As of December 31, 2016, principal amount of the note payable was 680,268.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

bBooth, Inc.

We have audited the accompanying consolidated balance sheet of bBooth, Inc. (the “Company”) as of December 31, 2016, and the related statement of consolidated operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no recurring source of revenue and has operated at a cash flow deficiency since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

bBooth, Inc.

We have audited the accompanying consolidated balance sheet of bBooth, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

March 30, 2016

bBooth, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015

ASSETS

Current assets:
Cash	$16,762	$103,019
Accounts receivable	8,468	-
Prepaid expenses	10,871	65,922
Total current assets	36,101	168,941
Property and equipment, net	52,066	70,873
Other assets	16,036	-

Total assets	$104,203	$239,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$431,650	$355,694
Accrued interest (including $56,628 and $16,140 payable to related parties)	118,137	67,860
Accrued officers’ salary	200,028	82,458
Notes payable, net of discount of $48,942 and $0, respectively	177,358	125,000
Notes payable - related party	1,964,985	-
Convertible note payable	680,268	600,000

Total current liabilities	3,572,426	1,231,012
Notes payable - related party, net of discount $0 and $398,594, respectively	-	1,351,192

Total liabilities	3,572,426	2,582,204

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 94,661,566 and 63,859,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	9,465	6,386
Additional paid in capital	17,815,732	14,650,519
Stock subscription	(20,020)	-
Accumulated deficit	(21,273,400)	(16,999,295)

Total stockholders’ deficit	(3,468,223)	(2,342,390)

Total liabilities and stockholders’ deficit	$104,203	$239,814

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

COSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2016	2015

Net sales	$-	$-

Operating expenses:
Research and development	257,803	241,637
General and administrative	2,873,185	5,174,515
Impairment charges	-	1,387,100
Total operating expenses	3,130,988	6,803,252

Loss from operations	(3,130,988)	(6,803,252)

Other income (expense):
Other income	52,898	-
Interest expense (including $232,076 and $16,140 to related parties)	(340,580)	(125,810)
Interest expense - amortization of debt discount	(398,594)	(26,166)
Fair value of warrants and conversion feature granted on debt extensions	(455,975)	-
Total other expense, net	(1,142,251)	(151,976)

Loss before income tax provision	(4,273,239)	(6,955,228)

Income tax provision	866	-

Net loss	$(4,274,105)	$(6,955,228)

Earnings per share - basic and diluted	$(0.05)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	79,602,170	62,707,874

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2016 and 2015

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance at December 31, 2014	60,600,000	$6,060	$12,052,575	$-	$(10,044,067)	$2,014,568

Share based compensation	-	-	857,311	-	-	857,311
Warrants issued in connection with DelMorgan service agreement	-	-	20,114	-	-	20,114
Warrants issued for extension of note payable terms	-	-	424,758	-	-	424,758
Shares issued as payment for vendor services	124,000	12	34,666	-	-	34,678
Shares issued in connection with Songstagram settlement agreements	820,000	82	529,918	-	-	530,000
Shares issued as board compensation	1,100,000	110	123,799	-	-	123,909
Shares issued as employee compensation	1,215,000	122	607,378	-	-	607,500
Net loss	-	-	-	-	(6,955,228)	(6,955,228)

Balance at December 31, 2015	63,859,000	6,386	14,650,519	-	(16,999,295)	(2,342,390)

Fair value vested options	-	-	457,881	-	-	457,881
Fair value of common shares, warrants and beneficial conversion feature on issued convertible notes	240,000	24	33,067	-	-	33,091
Fair value of warrants and conversion feature of debt extension	-	-	455,975	-	-	455,975
Stock repurchase	(8,311,324)	(831)	(165,395)	-	-	(166,226)
Proceeds from sale of common stock	31,335,556	3,133	1,540,917	(20,020)	-	1,524,030
Share based compensation - shares issued for vendor services	6,388,334	638	726,201	-	-	726,839
Share based compensation - shares issued for BOD services	1,150,000	115	116,567	-	-	116,682
Net loss	-	-	-	-	(4,274,105)	(4,274,105)

Balance at December 31, 2016	94,661,566	$9,465	$17,815,732	$(20,020)	$(21,273,400)	$(3,468,223)

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2016	2015

Operating Activities:
Net loss	$(4,274,105)	$(6,955,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from debt extinguishment	455,975	362,626
Amortization of debt discount and debt issuance costs	404,041	1,649,564
Depreciation and amortization	21,301	-
Stock compensation	1,301,402	-
Impairment charges	-	1,387,100
Effect of changes in operating assets and liabilities:
Accounts receivable	(8,417)	-
Prepaid expenses and other current assets	55,052	148,931
Other assets	(16,036)	-
Accounts Payable and accrued expenses	456,774	540,596
Net cash used in operating activities	(1,604,013)	(2,866,411)

Investing Activities:
Purchases of property and equipment	(2,494)	(62,029)
Acquisition of Intellectual Property	-	(43,900)
Net cash used in investing activities	(2,494)	(105,929)

Financing Activities:
Proceeds from notes payable	-	600,000
Proceeds from notes payable - related parties	92,446	1,403,242
Payment of notes payable	-	(100,000)
Payment of notes payable - related parties	(10,000)	-
Proceeds from sale of common stock	1,524,030	-
Stock repurchases	(166,226)	-
Borrowings from note payable	80,000	-
Net cash provided by financing activities	1,520,250	1,903,242

Net change in cash	(86,257)	(1,069,098)

Cash - beginning of the year	103,019	1,172,117

Cash - end of the year	$16,762	$103,019

Supplemental disclosures of cash flow information:
Cash paid for interest	$129,869	$77,068
Cash paid for income taxes	$800	$-

Supplemental disclosure of non-cash investing and financing activities:
Note payable issued as payment for professional fees	$-	$125,000
Satisfaction of note in connection with the foreclosure of Songstagram security interest	$-	$861,435
Issuance of common stock in connection with settlement agreements	$-	$530,000
Officer salary paid pursuant to note payable - related party	$-	$189,000
Accounts payable paid pursuant to note payable - related party	$-	$101,901
Accrued interest converted to note payable - related party	$-	$45,641
Conversion of accrued interest on notes payable to convertible notes payable	$80,268	$-
Conversion of accrued interest on notes payable to related parties note	$10,900	$-
Conversion of accrued payroll to related party note	$121,875	$-
Conversion of accrued interest to accrued officers’ salary	$180,686	$-

The accompanying notes are an integral part of these consolidated financial statements

bBooth, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The Company’s business has evolved from one based primarily on our mall-based bBooth kiosks and mobile apps, narrowly focused on talent discovery, to a cloud-based, enterprise level SaaS platform, branded and marketed as bNotifi, developed to address a much larger target market that includes corporate users, consumer brands, and media companies, among others. Our bNotifi technology represents a new innovative platform for CRM, lead-generation, advertising, fan engagement, and consumer brand activation. Through fully integrated mobile, desktop, and web based applications, our bNotifi technology provides push-to-screen, media-rich, interactive audio/video messaging and communications for higher levels of social engagement and interactive online training and teaching applications, as well as an enterprise scale lead generation and customer retention platform for sales professionals and others. Our bNotifi platform also includes a robust back-end administration console with data collection capabilities, among other features, designed to provide small, medium and large-scale enterprise users, among others, with the ability to send, receive and manage enhanced, media-rich, highly-engaging interactive video messaging for both internal and external communications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of bBooth, Inc. and Songstagram, Inc. (“Songstagram”). All significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2016, the Company incurred a net loss of $4,274,105, used cash in operations of $1,604,013 and had a stockholders’ deficiency of $3,468,223 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2016, the Company had cash on hand in the amount of $16,762. The Company raised an additional $300,000 in February 2017. Management estimates that the current funds on hand will be sufficient to continue operations through April 2017. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the year ended December 31, 2015, the Company made this analysis and determined there were no reliable predictors of future cash flows in connection with the Company’s intangible assets or its booth-related equipment. Accordingly, the Company concluded that impairment of these assets was appropriate and recorded an aggregate impairment charge of $1,387,100 for the year ended December 31, 2015. No impairment of long-lived assets was required for the year ended December 31, 2016.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, the Company has not established a liability for uncertain tax positions.

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

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2016 and 2015 are as follows:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Expected life in years	2.5 to 5.0	2.5 to 5.0
Stock price volatility	84.36% - 153. 07%	84.36% - 98.54%
Risk free interest rate	1.22% - 1.24%	1.07% - 1.72%
Expected dividends	NA	NA
Forfeiture rate	20%	21%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s bNotifi cloud-based, Software-as-a-Service (SaaS) platform.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2016 and 2015, the Company had total outstanding options and warrants of 28,986,217 and 18,624,129, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, notes receivable and notes payable. The principal balance of the notes receivable and notes payable approximates fair value because of the current interest rates and terms offered to the Company for similar debt are substantially the same.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures. The Company anticipates that this will add significant liabilities to the balance sheet.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

Prior period financial amounts have been reclassified to conform to the current period presentation. $600,000 of notes payable previously reflected in 2015 under the caption “Notes Payable” were reclassified to “Convertible Notes”.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015

Furniture and fixtures	$56,890	$56,890
Office equipment	50,669	48,175

	107,559	105,065
Less: accumulated depreciation	(55,493)	(34,192)

	$52,066	$70,873

Depreciation expense amounted to $21,302 and $31,618 for the year ended December 31, 2016 and 2015, respectively.

4.	NOTES PAYABLE

The Company has the following notes payable as of December 31, 2016 and December 31, 2015:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2016	Balance at December 31, 2015

Note payable (a)	March 21, 2015	March 20, 2017	12.0%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	Due upon demand	5%	$101,300	101,300	-
Total notes payable					226,300	125,000
Debt discount					(48,942)	-

Total notes payable, net of debt discount					$177,358	$125,000

(a)	March 21, 2015 – The Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015. The note payable is due on the earlier of March 20, 2017, or upon completion of a private placement transaction, as defined in the agreement. As a result, the $125,000 note payable has been classified as a current liability as of December 31, 2016 and December 31, 2015 in the accompanying condensed consolidated financial statements. The parties have reached agreement to extend the note payable to March 20, 2018.

(b)	On December 15, 2016, the Company entered into an agreement with a buyer whereby the Company agreed to issue and sell to the Buyer, and the Buyer agreed to purchase from the Company, (i) a non interest bearing Note in the original principal amount of $250,000, (ii) Warrants, and (iii) shares of the Company’s common stock in an amount equal to 30% of the purchase price of the respective tranche divided by the closing price of the Common Stock on the trading day immediately prior to the date of funding of the respective tranche (collectively the “Inducement Shares”). The “Maturity Date” shall be six months from the date of each payment of Consideration. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 10% Original Issue Discount that is to be prorated based on the consideration paid by the Buyer.

On December 30, 2016, the Buyer purchased for $80,000 the first tranche of the Note and the respective securities to be issued and the Company sold to it including (i) a three year warrant to acquire 176,000 shares of the Company’s common stock with an exercise price of $0.25 per share, and (ii) 240,000 shares of the Company’s common stock.

Upon issuance of the note, the company accounted for an original issue discount of $21,300, which consisted of (i) the 10% original issue discount of $8,800, and (ii) the fixed interest of 5% which aggregated $12,500 (such rate based on the entire funding due of $250,000). The original issue discount will be accreted to interest expense over the life of the note, resulting in a net amount due the holder of $101,300 at maturity. In addition, the (iii) the fair value of the 240,000 common shares of $21,600 issued to the holder, and (iv) the relative fair value of the warrants of $32,059 will be considered as additional valuation discount and will be amortized as interest expense over the life of the note.

The aggregate fair value of the original issue discount and the equity securities issued upon inception of the note of $53,659 has been recorded as a valuation discount. During the year $4,717 of this amount was amortized as interest expense, and the remaining unamortized discount was $48,942 as of December 31, 2016.

Upon the occurrence of an event of default, the Holder shall have the right, but not the obligation, to convert the Outstanding Balance into shares of the Company’s Common Stock, the conversion price” shall equal 70% of the average volume weighted average price for the twenty trading days immediately preceding the applicable conversion date. The Company did not account for the conversion feature of the note as it is a contingent event that is payable only upon default of the note. It is the Company’s current intention to pay the note off before maturity with either from the funds raised subsequent to year end, or through an additional amount advanced by the majority shareholder.

Total interest expense for notes payable for the years ended December 31, 2016 and 2015 was $43,768 and $11,466, respectively.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 30, 2016	Balance at December 31, 2015

Note 1	Year 2015	April 1,2017	12.0%	$1,203,242	$1,198,883	$1,248,883
Note 2	December 2015	April 1, 2017	12.0%	200,000	-	200,000
Note 3	December 1, 2015	April 1,2017	12.0%	189,000	189,000	189,000
Note 4	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 5	August 4, 2016	April 4, 2017	12.0%	343,326	343,326	-
Note 7	August 4, 2016	April 4, 2017	12.0%	121,875	121,875	-

Total					1,964,985	1,749,784

Debt discount					-	(398,592)

Total notes payable – related parties, net					$1,964,985	$1,351,192

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. On April 4, 2016 $50,000 of this note was converted into another note (see below).

●	On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note extends the payment terms from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017.

●	On April 4, 2016 the Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,325, which represents additional sums of $93,326 that the CEO advanced to the Company during the period from December 2015 through March 2016, and the conversion of $250,000 other pre-existing notes including the $200,000 December note bearing 12% interest. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for this agreement to extend the repayment date to August 4, 2017, the Company granted to the CEO the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	The Company calculated the effect of the issuance of the warrants and the conversion that arose as part of issuances of the $343,325 convertible amounted to $132,140. As the change in the fair value of the note constituted a change in excess of 10% of the present value of the note, the Company considered this to be a “debt extinguishment” in accordance with ASC 470-50-40 and recorded the fair value of the grant as a debt extinguishment cost.

●	April 4, 2016 the Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. In consideration for this agreement to extend the payment date to August 4, 2017, the Company granted to the CEO the right to convert the amount of the such note into shares of the Company’s common stock at $0.07 per share, which approximated the trading price or the Company’s common stock on the date of the agreement. This note bears interest at the rate of 12% per annum, compounded annually.

●	In 2015, the Company granted 8,920,593 warrants to Mr. Cutaia and 799,286 warrants to Mr. Psomas as consideration for their respective notes payable balances to a maturity date of April 1, 2017. The warrants are immediately vested and have an exercise price of $0.07 and expire on November 30, 2018. The warrants have been valued using the Black-Scholes valuation model and have an aggregate value of $424,758. The value has been recorded as a discount to the outstanding notes payable - related parties on the accompanying consolidated balance sheet, and was being amortized into interest expense over the extended maturity periods of April 1, 2017.

Total interest expense for notes payable to related parties for the years ended December 31, 2016 and 2015 was $232,076 and $61,781, respectively.

6.	CONVERTIBLE NOTE PAYABLE

The Company entered into a series of unsecured loan agreement with Oceanside Strategies, Inc. (“Oceanside”) a third party lender, in the aggregate principal amount of $600,000 through December 31, 2015. The loans bear interest at rates ranging from 5% to 12% per annum and were due on demand.

On April 3, 2016, the Company issued an unsecured convertible note payable to Oceanside in the amount of $680,268 (this amount includes $600,000 principal amount and $80,268 accrued and unpaid interest). This note superseded and replaced all previous notes and current liabilities due to Oceanside for sums Oceanside loaned to the Company in 2014 and 2015. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for Oceanside’s agreement to convert the prior notes from current demand notes and extend the maturity date to December 4, 2016, the Company granted Oceanside the right to convert up to 30% of the amount of such note into shares of the Company’s common stock at $0.07 per share and issued 2,429,530 share purchase warrants, exercisable at $0.07 per share until April 4, 2019

The Company calculated the effect of the issuance of the warrants and the conversion feature that arose as part of issuances of notes, which amounted to $164,344. As the change in the fair value of the note constituted a change in excess of 10% of the present value of the note, the Company considered this to be a “debt extinguishment” in accordance with ASC 470-50-40 and recorded the fair value of the grant as a debt extinguishment cost.

Effective December 30, 2016, the Company entered into an extension agreement (the “Extension Agreement”) with Oceanside to extend the maturity date of the Note to and including August 4, 2017. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017 the Company issued Oceanside 2,429,530 share purchase warrants, exercisable at $0.08 per share until December 29, 2019, which warrants represent 25% of the amount of the Note. The fair value of the warrants was determined to be $159,491 using a Black-Scholes option pricing model. As the change in the fair value of the note constituted a change in excess of 10% of the present value of the note, the Company considered this to be a “debt extinguishment” in accordance with ASC 470-50-40 and recorded the fair value of the grant as a debt extinguishment cost.

As of December 31, 2016 and December 31, 2015, principal amount of the note payable was $680,268 and $600,000, respectively.

7.	EQUITY TRANSACTIONS

Common Stock

The following were common stock transactions during the year ended December 31 2016.

Stock Repurchases – On January 28, 2016, the Company entered into stock repurchase agreements (the “Repurchase Agreements”) with three former employees and consultants to acquire an aggregate total of 9,011,324 shares of the Company’s common stock. Pursuant to the terms of the agreements, the Company had the right to purchase the shares at a price of $0.02 per share on or before April 15, 2016. In accordance with the terms of the Repurchase Agreements, the Company repurchased 8,311,324 shares for total of $166,226 during the year ended December 31, 2016.

Shares Issued for Services – The Company issued common shares to consultants and vendors for services rendered and are expensed based on fair market value of the stock on the date of grant, or as the services were performed. For the year ended December 31, 2016, the Company issued 6,388,334 shares of common stock for services and recorded stock compensation expense of $726,789.

Effective July 12, 2016, the Board approved the execution of a term sheet with a consultant in which the consultant will receive 5,000,000 restricted common shares that vest over 3 years in increments of 1,666,667 shares every year. The shares are being valued at the trading price of our common shares as the shares vest. During the year ended December 31, 2016, the Company recognized a cost of $90,500 related to the cost of approximately 765,000 shares earned during the period, which cost is included in the amount above. As the shares have not yet vested, they are not being reflected as outstanding at December 31, 2016. In addition, the consultant will receive cash compensation equal to 50% of “net revenue” generated through a to-be-formed wholly owned subsidiary “through which mutually approved booth related opportunities will be conducted”.

Shares Issued to Board of Directors – The Company issued common shares to board of directors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the year ended December 31, 2016, the Company issued 1,150,000 shares to board of directors and recorded stock compensation expense of $116,682.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the year ended December 3, 2016, the Company issued 32,135,556 common shares for a net proceed of $1,544,050.

The following were common stock transactions during the year ended December 31, 2015.

Settlement Agreement – During the year ended December 31, 2015, the Company entered into settlement and release agreements, pursuant to which the Company agreed to issue an aggregate of 820,000 shares of common stock valued at $530,000 in full settlement and release of claims on certain assets acquired from Songstagram.

Shares Issuance to Employees – On July 18, 2015, the Company issued an aggregate total of 1,215,000 shares of restricted common stock as compensation to certain employees, which were fully vested as of December 31, 2015. The Company recorded a total of $607,500 of share-based compensation expense during the year ended December 31, 2015 for these grants.

Shares Issuance to Board of Directors – On July 21, 2015, the Company issued an aggregate total of 600,000 shares of restricted common stock as compensation to members of the Board of Directors. The shares vest over an 18-month period from the issuance date. On December 1, 2015, the Company granted an additional 500,000 shares of restricted common stock as compensation to a Board member which was immediately vested. The Company recorded a total of $123,909 of share-based compensation expense during the year ended December 31, 2015 for these grants. In October 2015, the Company issued 100,000 shares of common stock to a vendor for services to be provided pursuant to a services contract extending for 6 months through April 9, 2016. The Company also issued a vendor 24,000 shares of common stock as compensation. The Company recorded a total of $34,678 of share-based compensation expense during the year ended December 31, 2015 for this contract.

8.	Acquisition of Assets of Songstagram, Inc.

On December 11, 2014, Songstagram, Inc. (“Songstagram”) and Rocky Wright (“Wright”) issued secured promissory notes (collectively, the “Promissory Notes”) in connection with advances that the Company made to Songstagram and Wright. The advances were made by the Company in connection with ongoing negotiations for a possible acquisition of Songstagram or its assets by the Company. Pursuant to the Promissory Notes, Songstagram promised to pay the Company the principal sum of $475,000, together with interest at a rate equal to 8% per annum, and Wright promised to pay the Company the principal sum of $386,435, together with interest at a rate equal to 8% per annum. All unpaid principal, which totaled an aggregate of $861,435, together with any then-unpaid and accrued interest and other amounts payable under the Promissory Notes, were to be due and payable on the earlier of (i) the Company’s demand for payment; or (ii) when, upon or after the occurrence of an event of default, the Company declared such amounts due and payable or such amounts were made automatically due and payable under the terms of the Promissory Notes. During any period in which an event of default had occurred and was continuing, Songstagram and Wright, as applicable, were to pay interest on the unpaid principal balance at a rate of 13% per annum. The full amounts due under the Promissory Notes were secured by all of Songstagram’s assets and all of Wright’s assets related to Songstagram, as applicable, in accordance with security agreements dated December 11, 2014, as described below.

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

Effective January 20, 2015, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Songstagram and Wright, pursuant to which the Company acquired from Wright all assets and intellectual property that Wright owned related to, or used in connection with: (i) the business of Songstagram, (ii) the assets owned and/or used by Songstagram, (iii) the Songstagram software application, (iv) the business and assets of Qubeey Inc. (“Qubeey”), and (v) all software applications of Qubeey, in consideration of the forgiveness of all principal and interest owing by Mr. Wright to the Company under the promissory note issued by Wright to the Company on December 11, 2014. In connection with the acquisition of certain IP, the Company also paid an additional $43,900 to Wright in January 2015.

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

9.	Stock Options

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

A summary of option activity for the years ended December 31, 2016 and 2015 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2014	6,470,000	$0.50	-	$-
Granted	3,350,000	1.12	-	-
Forfeited	(2,163,750)	0.91	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2015	7,656,250	$0.66	4.87	$-
Granted	5,860,000	0.09	-	-
Forfeited	(2,985,297)	0.93	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2016	10,530,953	$0.33	4.03	$-

Vested December 31, 2016	6,801,577	$0.49		$-

Exercisable at December 31, 2016	5,748,933	$0.47		$-

The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $0.09 and $0.15 per option, respectively. The total expense recognized relating to stock options for the years ended December 31, 2016 and 2015 amounted to $457,881 and $836,592, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense was $369,730 which is expected to be recognized as an operating expense through July 2019.

10.	Warrants

The Company has the following warrants as of December 31, 2016:

	Issuance Date	Expiration Date	Warrant Shares	Exercise Price
Warrant #1	November 12, 2014	November 12, 2019	600,000	$0.50
Warrant #2	March 21, 2015	March 20, 2018	48,000	$0.10
Warrant #3	October 30, 2015	October 30, 2020	600,000	$0.50
Warrant #4	December 1, 2015	April 1, 2017	9,719,879	$0.07
Warrant #5	April 4, 2016	April 4, 2019	2,452,325	$0.07
Warrant #6	April 4, 2016	April 4, 2019	2,429,530	$0.07
Warrant #7	December 15, 2016	December 14, 2019	176,000	$0.25
Warrant #8	December 30, 2016	December 29, 2019	2,429,530	$0.08
Outstanding at December 31, 2016			18,455,264

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

On April 4, 2016, the Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and member of the Board of Directors, in the amount of $343,326, which represents additional sums that the CEO advanced to the Company during the period from December 2015 through March 2016, and is addition to all pre-existing loans made by, and notes held by the CEO (See Note 5). In consideration for this agreement the Company issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019.

On April 4, 2016, the Company issued an unsecured convertible note payable to Oceanside Strategies, Inc. (“Oceanside”) in the amount of $680,268 (See Note 6). In consideration for Oceanside’s agreement to convert the prior notes from current demand notes and extend the maturity date to December 4, 2016, we granted Oceanside d 2,429,530 share purchase warrants, exercisable at $0.07 per share until April 4, 2019.

Effective December 30, 2016, the Company entered into an extension agreement (the “Extension Agreement”) with Oceanside to extend the maturity date of the Note to and including August 4, 2017 (see Note 6). In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017 the Company issued Oceanside 2,429,530 share purchase warrants, exercisable at $0.08 per share until December 29, 2019.

11.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015

Net operating loss carry-forwards	$3,497,359	$2,640,747
Share based compensation	1,579,081	655,484
Amortization of intangible assets	535,158	576,150
Accrued officers compensation	121,017	35,325
State taxes	(356,157)	(231,259)
Less: Valuation allowance	(5,376,458)	(3,676,447)
Deferred tax assets, net	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31, 2016	December 31, 2015

Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.9%	6.4%
Non-deductible items	-0.1%	-0.1%
Change in valuation allowance	-39.8%	-40.3%
	0.0%	0.0%

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

As of December 31, 2016, the Company had federal and state net operating loss carry forwards of approximately $8.2 million, which may be available to offset future taxable income for tax purposes. These net operating loss carry forwards begin to expire in 2034. This carry forward may be limited upon the ownership change under IRC Section 382.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Until June 2015, the Company leased office space in West Hollywood, California under an operating lease which provided for monthly rent of $6,700 through July 31, 2015. In June 2016, the Company moved its offices to a new location in Los Angeles, California under a new operating lease which provides for monthly rent of $2,950 through June 25, 2017. The Company had total rent expense for the year ended December 31, 2016 and 2015 of $68,328 and $143,428, respectively.

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

Litigation

We have one pending litigation, filed. on September 19, 2016. The action is captioned as Multicore Technologies, an Indian Corporation, plaintiff, v. Rocky Wright, an individual, bBooth, Inc., a Nevada corporation, and Blabeey, Inc, a Nevada corporation, defendants. The action is pending in the United States District Court for the Central District of California under Case No.: 2:16-cv-7026 DSF (AJWx). The First Amended Complaint was filed on January 27, 2017, alleging breach of Implied-in-fact Contract and Quantum Meruit relating to services Multicore allegedly performed on behalf of bBooth in connection with various web and mobile applications. Multicore is seeking damages of approximately $157,000 plus interest and cost of suit. We filed an Answer denying Multicore’s claims on March 13, 2017. We do not believe plaintiff’s claims of an implied contract or quantum meruit have any basis in fact, nor do we believe they have any other viable claims against us. We intend to vigorously defend the action and have determined not to create a reserve in our financial statements for an unfavorable outcome.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

13.	SUBSEQUENT EVENTS

On January 10, 2017, the Company approved and granted 5,000,000 non-qualified stock options to employees and 2,000,000 to a Director. Each exercisable into one share of our common stock at a price of $0.08 per share and vest 100% in three years from the grant date.

Effective February 14, 2017, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”), by and between an otherwise unaffiliated, accredited investor (the “Purchaser”) and the Company in connection with our issuance and sale to the Purchaser of shares of Series A Preferred Stock under the terms and conditions as set forth in the Purchase Agreement (the “Sale”).

In connection with the Sale, our Board of Directors (our “Board”) authorized and approved a series of preferred stock to be known as “Series A Convertible Preferred Stock”, for which 1,050,000 shares, $0.0001 par value per share, were authorized and a Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, (the “Certificate”), was filed with the Office of the Secretary of State of the State of Nevada (the “State”) to effectuate the authorization. Pursuant to the Purchase Agreement, the purchase of shares of our Series A Preferred Stock may occur in several tranches (each, a “Tranche”; and, collectively, the “Tranches”). The first Tranche of $300,000 ($315,000 in stated value, represented by 315,000 shares of our Series A Preferred Stock) closed simultaneously with the execution of the Purchase Agreement on February 14, 2017 (the “First Closing”), and each additional Tranche shall close at such times and on such financial terms as may be agreed to by the Purchaser and us.

Pursuant to the terms of the Purchase Agreement, the shares of our Series A Preferred Stock issued in the First Closing are to be redeemed by us in five (5) equal weekly payments (each, a “Redemption Payment”), commencing in approximately 180 days from the First Closing. All but one of the Redemption Payments may be made by us in cash or in shares of our common stock, at our option. One of the Redemption Payments must be made in shares of our common stock. Redemption Payments made using shares of our common stock will be valued based upon a VWAP formula, tied to the then-current quoted price of shares of our common stock, described with greater particularity in the Purchase Agreement.

On February 8, 2017, the Company extended International Monetary’s (“IM”) consulting agreement. The Parties have agreed to modify the terms of the Agreement as follows:

1.	Accrued Management Fees in the amount of $30,000 due and payable to IM by the Company shall be deemed paid in full by the issuance to IM of 400,000 ‘restricted shares’, as that term is defined in the Agreement. There shall be no further accrual of Management Fees as of the date hereof.
2.	The term of the Agreement, as set forth in item 2 thereof, shall be extended for an additional 6-month period, commencing as of the date hereof.
3.	Compensation for the additional 6-month term is 700,000 ‘restricted shares. The Shares shall be issued effective as of the date, hereof but delivered at the rate of 233,333 shares every 60 days during the term.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2016, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resources resulting in inadequate review procedures

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

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-K. Such remediation activities include the following:

(i)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we intend to implement procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman, President, Chief Executive Officer, Secretary, Treasurer and Director	60	October 16, 2014
Jeff Clayborne James P. Geiskopf	Chief Financial Officer Director	45 57	July 15, 2016 October 16, 2014

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

Jeffrey R. Clayborne, Chief Financial Officer

Jeffrey R. Clayborne is Chief Financial Officer at bBooth. Mr. Clayborne is an experienced finance professional with an entrepreneurial spirit and proven record of driving growth and profit for both Fortune 50 as well as start-up companies. He brings with him more than 20 years of experience in all aspects of strategy, finance, business development, negotiation, and accounting. Mr. Clayborne earned his MBA from University of Southern California, with high honors and began his career as a CPA at McGladrey & Pullen, then KPMG Peat Marwick. He then moved on to senior finance positions at The Walt Disney Company, including Senior Finance Manager at Walt Disney International, where he oversaw financial planning and analysis for the organization in 37 countries. Thereafter, Mr. Clayborne moved on to Universal Music Group where he was Vice President, Head of Finance & Business Development for Fontana, where he managed the financial planning and analysis of the sales and marketing division, and led the business development department.

James P. Geiskopf, Director

James P. Geiskopf became a director of our company in October 2014. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf was the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he was the President and Chief Executive Officer. In 2007, Mr. Geiskopf sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993. Mr. Geiskopf also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993. The bank holding company was sold to a larger institution in 1993. Mr. Geiskopf is currently serving on the Board of Directors of Electronic Cigarettes International Group since June 2013, a public company quoted on the OTCQB. He is the Chairman of the Compensation Committee. Mr. Geiskopf has also served as an officer and director of several other public companies including RedStone Literary Agents, Inc.

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

Mr. Geiskopf was a director of Electronic Cigarettes International Group, Ltd. (“ECIG”) from June 2013 to March 16, 2017, the date of his resignation. ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq. (the “Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) on March 16, 2017 (case number 17-11242).

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2016.

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

Committees of Board of Directors

We currently have an audit committee and a compensation committee consisting of James Geiskopf, our independent director. We do not presently have a separately constituted nominating committee, or any other committees of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

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

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its audit committee, which consists of Rory Cutaia, James Geiskopf.

Audit Committee Charter

We adopted our audit committee charter on November 12, 2014. The text of our audit committee charter was disclosed in the Form 10-K for the year ended December 31 2014 filed with the SEC on March 31, 2015.

Corporate Governance

General

Our board of directors believes that good corporate governance improves corporate performance and benefits all stockholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as the Company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure by our company of its corporate governance practices. This disclosure is presented below.

Board of Directors

We currently act with two directors consisting of Rory J. Cutaia, and James P. Geiskopf. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, Inc. which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or is, or at any time during the past three years was, employee of the company. Under this rule, Rory J. Cutaia is not independent because Mr. Cutaia is our chairman, president, chief executive officer, and secretary. Under this rule, James P. Geiskopf is independent.

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

Nomination of Directors

As of March 30, 2017, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

We believe James Geiskopf is an independent director because he is not an officer of our company and not a beneficial owner of a material amount of shares of our common stock. We have determined that Rory Cutaia is not independent due to the fact that he is the executive officer of our company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2016;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2016,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended December 31, 2016 and December 31, 2015 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Rory J. Cutaia(1)
Chairman, President, Chief Executive Officer, and Secretary	2016(5) 2015(6)	357,500 325,000	Nil Nil	Nil Nil	108,603 119,753	Nil Nil	Nil Nil	127,083 389,830	466,103 834,583
Aaron Meyerson(2)
President bTV business unit	2016(5) 2015(6)	Nil 60,938	Nil Nil	Nil Nil	Nil 1560	Nil Nil	Nil Nil	Nil Nil	Nil 62,498
Leigh Collier(3)
Executive Vice-President, Development	2016(5) 2015(6)	Nil 58,885	Nil Nil	Nil Nil	Nil 1,560	Nil Nil	Nil Nil	Nil Nil	Nil 60,445
Kim Watson(4)
Executive Vice-President, Strategic Relations	2016(5) 2015(6)	Nil 40,625	Nil Nil	Nil Nil	Nil 27,881	Nil Nil	Nil Nil	Nil Nil	Nil 68,506
Jeff Clayborne(5)	2016(5) 2015(6)	34,000 Nil	Nil Nil	Nil Nil	164,464 Nil	Nil Nil	Nil Nil	Nil Nil	198,464 Nil
Chief Financial Officer

(1)	Mr. Cutaia was appointed as President, Chief Executive Officer, Secretary, Treasurer and director on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Cutaia reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.

(2)	Mr. Meyerson was appointed as President of bTV business unit on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Meyerson reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement. He resigned effective July 21, 2015.

(3)	Ms. Collier was appointed as Executive Vice-President, Development, on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Ms. Collier reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement. She resigned effective July 21, 2015.

(4)	Mr. Watson was appointed as Executive Vice-President, Strategic Relations, on October 16, 2014 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Watson reflects management fees paid by bBooth USA, which became our wholly-owned subsidiary on the closing of the Exchange Agreement. He resigned in 2015.

(5)	Mr. Clayborne was appointed as Chief Financial Officer on July 15, 2016.
(6)	Year ended December 31, 2016.

(7)	Year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

We did not have any stock awards outstanding as at December 31, 2016. The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2016:

	Option awards
Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Rory J. Cutaia	250,000	Nil	Nil	0.11	October 31, 2021

Jeff Clayborne	316,073	1,183,927	Nil	0.11	July 14, 2021

Rory J. Cutaia	Nil	1,250,000	Nil	0.10	May 11, 2021

Rory J. Cutaia	800,000	Nil	Nil	0.08	November 1, 2019

Rory J. Cutaia	250,000	Ni l	Nil	0.50	May 12, 2019

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

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2016:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
James P. Geiskopf(1)	Nil	137,500	50,177	Nil	Nil	Nil	187,677

(1)	Mr. Geiskopf was appointed a director of our company in October 2014.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each director who is not an executive officer, certain information concerning outstanding option awards as of December 31, 2015:

	Option awards
Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	Nil	750,000	Nil	0.095	May 11, 2021

James P. Geiskopf	500,000	100,000	Nil	0.50	November 12, 2019

The following is a description of other equity awards granted to directors during the year ended December 31, 2016.

Mr. Geiskopf was granted 500,000 shares of restricted stock on April 4, 2016 as compensation for board services which fully vested on grant date. Mr. Geiskopf was also granted 750,000 shares of common stock on September 14, 2016 as compensation for board service which fully vested on grant date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Rory J. Cutaia c/o 346 S. Hauser Drive, Unit 210 Los Angeles, California 90036	Common Stock	46,505,042	(3)	38.9%

Chakradhar Reddy
110 3rd Ave. #11B
New York, NY 10003	Common Stock	7,500,000	(4)	7.9%

Global Capital LLC 11978 Artery Dr. Fairfax, VA 22030	Common Stock	5,727,000	(5)	5.5%

James P. Geiskopf c/o 346 S. Hauser Drive, Unit 210 Los Angeles, California 90036	Common Stock	3,164,000	(6)	3.3%

Jeff Clayborne
c/o 346 S. Hauser Drive, Unit 210
Los Angeles, California 90036	Common Stock	507,854	(7)	0.5%

All executive officers and directors as a group (3 persons)	Common Stock	50,176,896		41.6%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 95,504,065 shares of our common stock issued and outstanding as of March 20, 2017.

(3)	Consists of 17,928,606 shares of common stock held directly, 3,603,600 shares of common stock held by Cutaia Media Group Holdings, LLC and 810,092 shares of common stock held by spouse. Also includes 1,300,000 stock options held directly and 225,000 stock options held by Mr. Cutaia’s spouse that are exercisable within 60 days but excludes 3,250,000 stock options held by Mr. Cutaia, and 75,000 stock options held by Mr. Cutaia’s spouse, that are not exercisable within 60 days. The total also includes 11,372,918 warrants granted to Mr. Cutaia as consideration for extending the payment terms of his outstanding notes payable, 11,264,826 shares of common stock that Mr. Cutaia can contractually convert his outstanding notes payable into.

(4)	Consists of 7,500,000 shares of common stock held directly.

(5)	Consists of 5,272,000 shares of common stock held directly.

(6)	Includes 2,584,000 shares of common stock held directly, 80,000 shares held by Mr. Geiskopf’s children. Also includes 500,000 stock options exercisable within 60 days. Excludes 2,850,000 stock options not exercisable within 60 days.

(7)	Includes 507,854 stock options exercisable within 60 days. Excludes 2,992,000 stock options not exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2016, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at December 31, 2016, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On February 15, 2017, our Audit Committee of our Board dismissed Anton & Chia, LLP (“A&C”), as our principal independent registered public accounting firm.

The reports of A&C on our consolidated financial statements for our fiscal years ended December 31, 2015 and December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern due to our substantial operating losses, working capital deficiencies and dependence on future capital contributions or financing to fund ongoing operations.

During our past two fiscal years ended December 31, 2015 and December 31, 2014 and in the subsequent interim period through February 15, 2017 (the “Relevant Period”), there have been no disagreements, as that term is defined in Item 304(a)(1)(iv) and the related instructions of Regulation S-K, promulgated by the Commission, pursuant to the Securities Exchange Act of 1934, as amended, with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of A&C, would have caused A&C to make reference to the subject matter of the disagreement(s) in connection with its report on our financial statements.

We provided A&C with a copy of the disclosures in this Current Report prior to filing with the Commission. A copy of A&C’s letter dated February 15, 2017 to the Commission, stating whether it agrees with the statements made in this Current Report, is filed as Exhibit 16.1 to this Current Report.

On February 15, 2017, our Audit Committee appointed Weinberg & Company, P.A. (“Weinberg”), as our principal independent registered public accounting firm to audit our financial statements for our fiscal year ended December 31, 2016.

The following table sets forth the fees billed to our company for the year ended December 31, 2016 and 2015 for professional services rendered by Anton & Chia, LLP (predecessor), our predecessor independent registered public accounting firm, and Weinberg & Company, our current independent registered public accounting firm.

Fees	2016	2015
Audit Fees	$27,500	$31,400
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$27,500	$31,400

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1(2)	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.) and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.)
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Certificate of Change
3.4(2)	Articles of Merger
10.1(2)	2014 Stock Option Plan
10.3(3)	Employment Agreement – Rory Cutaia
10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.
10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright
10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.
10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright
10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright
10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.
10.10(5)	Form of Termination Agreement and Release dated January 20, 2015
10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin
10.12(7)	Engagement letter dated March 20, 2015 among bBooth, Inc., DelMorgan Group LLC and Globalist Capital, LLC
10.13(7)	Form of Note Purchase Agreement dated March 20, 2015
10.14(7)	Form of Warrant Certificate dated March 20, 2015
10.15(8)	12% Secured Convertible Note Issued to Rory J. Cutaia
10.16(8)	Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note
10.17(8)	12% Unsecured Convertible Note issued to Rory J. Cutaia
10.18(8)	12% Unsecured Note issued to Audit Prep Services, LLC
10.19(9)	Form of Stock Repurchase Agreements
10.20(10)	Form of Private Placement Subscription Agreement
10.21(10)	Form of 12% Secured Convertible Note Issued to Rory J. Cutaia
10.22(10)	Form of Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note

10.23(10)	Form of Warrant Agreement for Rory J. Cutaia
10.24(10)	Form of 12% Unsecured Convertible Note issued to Rory J. Cutaia
10.25(10)	Form of 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.26(10)	Form of Warrant Agreement for Oceanside Strategies, Inc.
10.27(11)	Private Placement Subscription Agreement
10.28(11)	Form of Option Agreement for Messrs. Geiskopf and Cutaia
10.29(12)	July 12, 2016 Term Sheet with Nick Cannon
10.30(12)	Form of Option Agreement for Jeff Clayborne
10.31(13)	Form of Engagement Agreement dated August 8, 201 between bBooth, Inc. and International Monetary
10.32(14)	Private Placement Subscription Agreement
10.33(15)	April 2016 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.34(15)	Extension Agreement and Amendment to 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.35(15)	Warrant Agreement for Oceanside Strategies, Inc.
10.36(16)	Securities Purchase Agreement by and between the Company and the Purchaser, dated February 13, 2017
10.37(16)	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated February 13, 2017
10.38(16)	Letter from Anton & Chia, LLP, dated February 15, 2017 to the Securities and Exchange Commission
10.39(16)	Press release dated February 21, 2017
14.1(2)	Code of Ethics and Business Conduct
21.1	Subsidiaries bBooth (USA), Inc. (Nevada) Global System Designs Inc. (Canada)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Previously filed as exhibits to our company’s registration statement on Form S-1, on April 8, 2013, File Number 333-187782 and incorporated herein.
(2)	Previously filed as exhibits to our company’s current report on Form 8-K on October 22, 2014 and incorporated herein.
(3)	Previously filed as an exhibit to our company’s current report on Form 8-K on November 24, 2014 and incorporated herein.
(4)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 17, 2014 and incorporated herein.
(5)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 26, 2015 and incorporated herein.
(6)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 9, 2015 and incorporated herein.
(7)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 27, 2015 and incorporated herein.
(8)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 1, 2015 and incorporated herein.
(9)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 28, 2016 and incorporated herein.
(10)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 4, 2016 and incorporated herein.
(11)	Previously filed as an exhibit to our company’s current report on Form 8-K on May 5, 2016 and incorporated herein.
(12)	Previously filed as an exhibit to our company’s current report on Form 8-K on July 12, 2016 and incorporated herein.
(13)	Previously filed as an exhibit to our company’s current report on Form 8-K on August 8, 2016 and incorporated herein.
(14)	Previously filed as an exhibit to our company’s current report on Form 8-K on September14, 2016 and incorporated herein.
(15)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 7, 2017 and incorporated herein.
(16)	Previously filed as an exhibit to our company’s current report on Form 8-K on February 14, 2017 and incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bBooth, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
Treasurer and Director

Date:	March 31, 2017

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	March 31, 2017

By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer

Date:	March 31, 2017

