Form 10-Q
period 2017-03-31
nFusz, Inc.
filed 2017-05-10
CIK 1566610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55314

nFüsz, Inc.

(formerly bBooth, Inc.)

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

As of May 10, 2017, 103,641,566 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

nFÜSZ, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

nFÜSZ, INC.

(formerly bBOOTH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current asssets:
Cash	$123,670	$16,762
Accounts receivable	-	8,468
Prepaid expenses	34,284	10,871
Total current assets	157,954	36,101
Property and equipment, net	46,761	52,066
Other assets	12,059	16,036

Total assets	$216,774	$104,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$426,500	$431,650
Accrued interest (including $114,772 and $56,628 payable to related parties)	196,407	118,137
Accrued officers’ salary	311,348	200,028
Notes payable, net of discount of $22,407 and $48,942, respectively	203,893	177,358
Notes payable - related party	1,964,985	1,964,985
Convertible note payable	680,268	680,268
Total current liabilities	3,783,401	3,572,426

Notes Payable Series A Preferred, net of discount of $46,857	268,143	-

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 98,895,733 and 94,661,566 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9,888	9,465
Additional paid in capital	18,285,582	17,815,732
Stock subscription	(20)	(20,020)
Accumulated deficit	(22,130,220)	(21,273,400)

Total stockholders’ deficit	(3,834,770)	(3,468,223)

Total liabilities and stockholders’ deficit	$216,774	$104,203

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

(formerly bBOOTH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Costs and Expenses:
Research and development	$89,600	$36,450
General and administrative	617,537	508,890
Loss from operations	(707,137)	(545,340)
Interest expense (including $58,142 and $53,944 to related parties)	(84,005)	(72,570)
Interest expense - amortization of debt discount	(39,678)	(79,370)
Loss from extinguishment of accounts payable	(26,000)	-
Net loss	$(856,820)	$(697,280)

Earnings per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	95,882,696	63,859,000

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

(formerly bBOOTH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Operating Activities:
Net loss	$(856,820)	$(697,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,305	5,826
Extinguishment of accounts payable	26,000	-
Amortization of debt discount and debt issuance costs	39,678	79,370
Stock compensation	264,273	167,173
Effect of changes in operating assets and liabilities:
Accounts receivable	8,468	-
Prepaid expenses and other current assets	(23,413)	39,046
Other assets	3,977	-
Accounts payable and accrued expenses	214,440	129,893
Net cash used in operating activities	(318,092)	(275,972)

Financing Activities:
Proceeds from series A preferred stock	255,000	-
Proceeds from sale of common stock	170,000	132,480
Proceeds from notes payable - related parties	-	82,446
Net cash provided by financing activities	425,000	214,926

Net change in cash	106,908	(61,046)

Cash - beginning of period	16,762	103,019

Cash - end of period	$123,670	$41,973

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,750	$3,750
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Accrued management fees payable deemed paid as part of International Monetary extension	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

(formerly bBOOTH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
(Unaudited)

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total

Balance at December 31, 2016	94,661,566	$9,465	$17,815,732	$(20,020)	$(21,273,400)	$(3,468,223)

Fair value vested options	-	-	87,652	-	-	87,652
Proceeds from sale of common stock	2,500,000	250	149,750	20,000	-	170,000
Extinguishment of Debt	400,000	40	55,960	-	-	56,000
Share based compensation - shares issued for vendor services	1,334,167	133	176,488	-	-	176,621
Net loss	-	-	-	-	(856,820)	(856,820)

Balance at March 31, 2017	98,895,733	$9,888	$18,285,582	$(20)	(22,130,220)	$(3,834,770)

The accompanying notes are an integral part of these condensed consolidated financial statements

nFUSZ,INC.

(formerly bBOOTH, INC.)

Notes to Condensed Consolidated Financial Statements

The Three Months Ended March 31, 2017 and 2016

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC (“CMG”) was a limited liability company formed on December 12, 2012 under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG was merged into bBooth, Inc. pursuant to a Plan of Merger unanimously approved by the members of CMG. On October 16, 2014 (with an effective filing date of October 17, 2014), in connection with the reverse merger transaction described below, bBooth, Inc. changed its name to bBooth (USA), Inc. The operations of CMG and bBooth (USA), Inc. are collectively referred to as “bBoothUSA”.

On October 16, 2014, bBoothUSA completed a Share Exchange Agreement with Global System Designs, Inc. (“GSD”) which was accounted for as a reverse merger transaction. In connection with the closing of the Share Exchange Agreement, GSD management was replaced by bBoothUSA management, and GSD changed its name to bBooth, Inc.

Effective April 21, 2017, the registrant (referred to as “we,” “our,” or the “Company”) changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on April 4, 2017 and a Certificate of Correction with the Secretary of State of the State of Nevada on April 17, 2017. The merger became effective on April 21, 2017. Our board of directors approved the merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the merger was not required.

On the effective date of the merger, our name was changed to “nFüsz, Inc.” and our Articles of Incorporation, as amended (the “Articles”), were further amended to reflect our new legal name. With the exception of the name change, there were no other changes to our Articles.

Nature of Business

The Company has developed proprietary interactive video technology which serves as the basis for certain products and services that it licenses under the brand name “Notifi”. Its NotifiCRM, NotifiADS, NotifiLINKS, and NotifiWEB products are cloud-based, SaaS, CRM, sales lead generation, advertising and social engagement software, accessible on mobile and desktop platforms, for sales-based organizations, consumer brands, marketing and advertising agencies, and artists and social influencers seeking greater levels of viewer engagement, and higher sales conversion rates. The Company’s NotifiCRM platform is enterprise scalable and incorporates unique, proprietary, push-to-screen, interactive audio/video messaging and interactive on-screen “virtual salesperson” communications technology. The Company’s NotifiLIVE service is a proprietary broadcast video platform allowing viewers to interact with broadcast video content by clicking on links embedded in people, objects, graphics or sponsors’ signage displayed on the screen. Viewers can experience NotifiLIVE interactive content and capabilities on most devices available in the market today without the need to download special software or proprietary video players.

The Company was previously engaged in the manufacture, marketing, and operation of audition booths deployed in shopping malls and other high-traffic venues in the United States and in the production of interactive television content. The audition booths were portable recording studio kiosks, branded and marketed as “bBooth,” in which customers could audition for TV shows such as, American Idol. The kiosks were Internet connected and integrated into a social media, messaging, gaming, music streaming and video sharing app called bBoothGO.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of nFusz, Inc. and its wholly owned subsidiary Songstagram, Inc. (“Songstagram”). All intercompany transactions have been eliminated in consolidation.

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $3,834,770 as of March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include accruals for potential liabilities, assumptions used in determining the fair value of share based payments, and realization of deferred tax assets. Amounts could materially change in the future.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has not been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the Company has not established a liability for uncertain tax positions.

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses paid to vendors contracted to perform research projects and develop enhancements and modifications for and to the Company’s Notifi technology and related applications. Research and development costs are expensed as incurred. Total research and development expense for three months ended March 31, 2017 and 2016 was $89,600 and $36,450, respectively.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2017, the Company had a total of 17,530,953 options and 18,455,264 warrants outstanding, which were excluded from the computation of net loss per share because they are anti-dilutive. As of March 31, 2016, the Company had total of 6,500,694 options and 10,967,879 warrants which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company’s fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. At March 31, 2017, the carrying amounts for cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The principal balance of our notes payable approximates their fair value because the current interest rates and terms offered to the Company for similar debt are substantially the same.

Recent Accounting Pronouncements

On May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

Furniture and fixtures	$56,890	$56,890
Office equipment	50,669	50,669

	107,559	107,559
Less: accumulated depreciation	(60,798)	(55,493)

	$46,761	$52,066

Depreciation expense amounted to $5,305 and $5,826 for three months ended March 31, 2017 and 2016, respectively.

4.	NOTES PAYABLE

The Company has the following notes payable as of March 31, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2017	Balance at December 31, 2016

Note payable (a)	March 21, 2015	March 20, 2018	12%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	June 15, 2017	5%	$101,300	101,300	101,300
Total notes payable					226,300	125,000
Debt discount					(22,407)	(48,942

Total notes payable, net of debt discount					$203,893	$177,358

(a)	March 21, 2015 – The Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

Effective March 20, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with DelMorgan to extend the maturity date of the Note to and including March 20, 2018. All other terms of the Note remain unchanged.

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

Upon issuance of the note, the company accounted for an original issue discount of $21,300, which consisted of (i) the 10% original issue discount of $8,800, and (ii) the fixed interest of 5% which aggregated $12,500 (such rate based on the entire funding due of $250,000). The original issue discount will be accreted to interest expense over the life of the note, resulting in a net amount due the holder of $101,300 at maturity. In addition, the (iii) the fair value of the 240,000 common shares of $21,600 issued to the holder, and (iv) the relative fair value of the warrants of $32,059 was considered as additional valuation discount and will be amortized as interest expense over the life of the note.

The aggregate fair value of the original issue discount and the equity securities issued upon inception of the note of $53,659 has been recorded as a valuation discount. The balance of the valuation discount at December 31, 2016 was $48,942. During the three months ended March 31, 2017, $26,535 of this amount was amortized as interest expense, and the remaining unamortized discount was $22,407 as of March 31, 2017.

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

Total interest expense for notes payable for the three months ended March 31, 2017 and 2016 was $3,750 and $3,750, respectively.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2017	Balance at December 31, 2016

Note 1	Year 2015	April 1, 2017	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	April 1, 2017	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	August 4, 2017	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	August 4, 2017	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. As of March 31, 2017 and December 31, 2016, the principal amount of the notes payable was $1,198,883.

●	On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note extends the payment terms from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017, and is currently past due.

●	On April 4, 2016 the Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,325, which represents additional sums of $93,326 that the CEO advanced to the Company during the period from December 2015 through March 2016, and the conversion of $250,000 other pre-existing notes. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for this agreement to extend the repayment date to August 4, 2017, the Company granted to the CEO the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	April 4, 2016 the Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. In consideration for this agreement to extend the payment date to August 4, 2017, the Company granted to the CEO the right to convert the amount of the such note into shares of the Company’s common stock at $0.07 per share, which approximated the trading price or the Company’s common stock on the date of the agreement. This note bears interest at the rate of 12% per annum, compounded annually.

Total interest expense for notes payable to related parties for the three months ended March 31, 2017 and 2016 was $58,142 and $53,944, respectively.

6.	CONVERTIBLE NOTE PAYABLE

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

As of March 31, 2017, and December 31, 2016, the principal amount of the note payable was $680,268.

7.	CONVERTIBLE SERIES A PREFERRED STOCK

Effective February 14, 2017, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”), by and between an otherwise unaffiliated, accredited investor (the “Purchaser”) and the Company in connection with our issuance and sale to the Purchaser of shares of Series A Preferred Stock under the terms and conditions as set forth in the Purchase Agreement (the “Sale”).

In connection with the Sale, our Board of Directors (our “Board”) authorized and approved a series of preferred stock to be known as “Series A Convertible Preferred Stock”, for which 1,050,000 shares, $0.0001 par value per share, were authorized and a Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, (the “Certificate”), was filed with the Office of the Secretary of State of the State of Nevada (the “State”) to effectuate the authorization. Pursuant to the Purchase Agreement, the purchase of shares of our Series A Preferred Stock may occur in several tranches (each, a “Tranche”; and, collectively, the “Tranches”). The first Tranche of $300,000 ($315,000 in stated value, represented by 315,000 shares of our Series A Preferred Stock) closed simultaneously with the execution of the Purchase Agreement on February 14, 2017 (the “First Closing”), and each additional Tranche shall close at such times and on such financial terms as may be agreed to by the Purchaser and us. The net proceeds to us after offering costs was $255,000.

The Series A PS has the following rights and privileges:

●	Senior rights in terms preference as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company;

●	Accrues dividends at a rate of 5% per annum;

●	Mandatorily redeemable at an installment basis starting August 13, 2017 in the amount of $63,000 plus accrued interest. The Company has the option to redeem the Series A shares in cash or in shares of common stock based upon the Company’s 5 day Volume Weighted Average Price (“VWAP”).

Pursuant to the terms of the Purchase Agreement, the shares of our Series A Preferred Stock issued in the First Closing are to be redeemed by us in five (5) equal weekly payments (each, a “Redemption Payment”), commencing in approximately 180 days from the First Closing. All but one of the Redemption Payments may be made by us in cash or in shares of our common stock, at our option. The Holder shall have the option to demand payment of one Installment Redemption Payment in shares of Common Stock Redemption Payments made using shares of our common stock will be valued based upon a VWAP formula, tied to the then-current quoted price of shares of our common stock, described with greater particularity in the Purchase Agreement.

The Company considered the guidance of ASC 480-10, Distinguishing Liabilities From Equity to determine the appropriate treatment of the Series A shares. Pursuant to ASC 480-10, the Company determined that the Series A shares is an obligation to be settled, at the option of the Company, in cash or in variable number of shares with a fixed monetary value that should be recorded as a liability under ASC 480-10. As a result, the Company determined the fair value of the Series A to be $300,000 upon issuance with the difference of $15,000 from the face amount, and incurred legal fees of $45,000, to be accounted as a debt discount which will be amortized over the term of the redemption period of the Series A shares.

As a result of this transaction, the Company recorded a liability of $315,000 and a debt discount of $60,000, upon issuance. As of March 31, 2017, the remaining unamortized discount was $46,857 resulting in a net amount due of $268,143.

8.	EQUITY TRANSACTIONS

Common Stock

Shares Issued to Vendors – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the three months ended March 31, 2017, the Company issued 1,334,167 shares of common stock to vendors and recorded stock compensation expense of $176,621.

The Company amended an agreement with a vendor and issued 400,000 shares of common stock as full and final payment to the vendor on accounts payable owed of $30,000. The fair value of the shares was $56,000, a loss on extinguishment of debt totaling $26,000 was recorded as part of the transaction. In addition, the Company extended the term for an additional six months and agreed to issue 700,000 shares of common stock for services to be rendered. The shares vest in equal installments every two months and will be valued based upon its vesting.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the three months ended March 31, 2017, the Company issued 2,500,000 common shares for a net proceed of $150,000.

The Company received $20,000 related to the Subscription Receivable that was outstanding as of December 31, 2016.

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

A summary of option activity for the three months ended March 31, 2017 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,530,953	$0.33	4.03
Granted	7,000,000	0.08
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2017	17,530,953	$0.25	2.35	$169,269
Vested and expected to vest at March 31, 2017	8,103,667	$0.37		$33,512
Exercisable at March 31, 2017	6,039,286	$0.47		$20,254

On January 10, 2017, the Company approved and granted 5,000,000 non-qualified stock options to employees and 2,000,000 to a Director with an aggregate fair value of $520,718. Each exercisable into one share of our common stock at a price of $0.08 per share and vest 100% in three years from the grant date.

The Company recognized $87,652 in share-based compensation expense for the three months ended March 31, 2017. As of March 31, 2017, total unrecognized stock-based compensation expense was $779,496, which is expected to be recognized as an operating expense through January 2020. The intrinsic value of the stock options outstanding at March 31, 2017 was $169,629.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

3 Months Ended March 31,
	2017	2016
Risk-free interest rate	1.05% to 1.93%	1.05% to 1.72%
Expected term (years)	2.5 to 5 Years	2.5 to 5 Years
Expected volatility	83.64% to 160%	1.05% to 1.72%
Expected dividend yield	-	-

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock and peers; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.

Warrants

The Company has the following warrants outstanding as of March 31, 2017 all of which are exercisable:

	Issuance Date	Expiration Date	Warrant Shares	Exercise Price
Warrant #1	November 12, 2014	November 12, 2019	600,000	$0.50
Warrant #2	March 21, 2015	March 20, 2018	48,000	$0.10
Warrant #3	October 30, 2015	October 30, 2020	600,000	$0.50
Warrant #4	December 1, 2015	November 30, 2018	9,719,879	$0.07
Warrant #5	April 4, 2016	April 4, 2019	2,452,325	$0.07
Warrant #6	April 4, 2016	April 4, 2019	2,429,530	$0.07
Warrant #7	December 15, 2016	December 14, 2019	176,000	$0.25
Warrant #8	December 30, 2016	December 29, 2019	2,429,530	$0.08
Outstanding at March 31, 2017			18,455,264

The intrinsic value of the warrants outstanding at March 31, 2017 was $486,643.

9.	COMMITMENTS AND CONTINGENCIES

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

10.	SUBSEQUENT EVENTS

In the month of April, the Company issued 3,675,000 common shares for a net proceed of $260,000.

On April 28, 2017, the Company issued 1,000,000 non-qualified stock options with an exercise price of $.239 to a consultant for services to be rendered. The options vest monthly based on consultant achieving quantifiable milestones.

Effective May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the Secured Note due on April 1, 2017 with a current balance as of March 31, 2017 of $1,198,883 to and including August 1, 2018.  In consideration for extending the Note the Company issued Mr. Cutaia 1,755,192 warrants at a price of $.355.  The warrants were fully vested on the date of the grant and expire on May 3, 2020. The warrants will be valued using the Black-Scholes pricing model as of the contract date and will be amortized over the life of the agreement.  All other terms of the Note remain unchanged.

Effective May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $189,000 Unsecured Note due on April 1, 2017 to and including August 1, 2018. All other terms of the Note remain unchanged.

Effective May 4, 2017, the Company entered into a three-year employment agreement with their Chief Financial Officer. As part of the employment agreement the Company issued 500,000 restricted shares of common stock with a fair value of $177,500 and 500,000 non-qualified options that vest annually over 3 years with an exercise price of $.355.

The Company issued 337,500 shares of common stock to vendors subsequent to March 31, 2017 with a fair value of $63,750 for services rendered.

The Company issued 840,000 common shares to vendors for services to be rendered over six months with a fair value of $101,250. The shares vest in equal installments every two months. The shares will be amortized over the vesting period as the services are performed.

Subsequent to March 31, 2017, 233,333 shares of common stock that were subject to vesting schedules and previously accounted for were issued.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations, and our auditors have issued a “going concern” audit opinion.

To date, we have not derived any revenues from our operations and have incurred losses since inception. Our net loss was $856,820 for the three months ended March 31, 2017 and $697,280 for the three months ended March 31, 2016. As of March 31, 2017, we had stockholders’ deficit of $3,834,770. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

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

If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.

The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our customer service platform, live chat software, and analytics software, the future growth rate and size of the SaaS business applications market or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection, use, and transfer of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our customer service platform, live chat software, and analytics software, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

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

We are currently authorized to issue up to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock, of which 98,895,733 shares of common stock and 315,000 shares of preferred stock are currently issued and outstanding as of March 31, 2017. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this quarterly filing, our executive officers and directors and their respective affiliates beneficially own over 40% of our outstanding voting stock. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

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

If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.

The market for SaaS business software applications is less mature than the market for on-premise business software applications, and the adoption rate of SaaS business software applications may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications in general, and of SaaS customer service applications in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business software applications into their businesses, and therefore may be reluctant or unwilling to migrate to SaaS applications. It is difficult to predict customer adoption rates and demand for our customer service platform, live chat software, and analytics software, the future growth rate and size of the SaaS business applications market or the entry of competitive applications. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection, use, and transfer of personal information obtained from consumers and other individuals, or may seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our customer service platform, live chat software, and analytics software, may be negatively affected. If SaaS business applications do not continue to achieve market acceptance, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “nFusz” refer to nFusz, Inc., a Nevada corporation unless otherwise specified.

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

Overview

The Company has developed proprietary interactive video technology which serves as the basis for certain products and services that it licenses under the brand name “Notifi”. Its NotifiCRM, NotifiADS, NotifiLINKS, and NotifiWEB products are cloud-based, SaaS, CRM, sales lead generation, advertising, and social engagement software, accessible on mobile and desktop platforms, for sales-based organizations, consumer brands, marketing and advertising agencies, and artists and social influencers seeking greater levels of viewer engagement and higher sales conversion rates. The Company’s NotifiCRM platform is enterprise scalable and incorporates unique, proprietary, push-to-screen, interactive audio/video messaging and interactive on-screen “virtual salesperson” communications technology. The Company’s NotifiLIVE service is a proprietary broadcast video platform allowing viewers to interact with broadcast video content by clicking on links embedded in people, objects, graphics or sponsors’ signage displayed on the screen. Viewers can experience NotifiLIVE interactive content and capabilities on most devices available in the market today without the need to download special software or proprietary video players.

The Company was previously engaged in the manufacture, marketing, and operation of audition booths deployed in shopping malls and other high-traffic venues in the United States and in the production of interactive television content. The audition booths were portable recording studio kiosks, branded and marketed as “bBooth,” in which customers could audition for TV shows such as American Idol. The kiosks were Internet connected and integrated into a social media, messaging, gaming, music streaming and video sharing app called bBoothGO.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the three months ended March 31, 2017.

Stock- Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option grant is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Policies

For a summary of our recent accounting policies, refer to Note 2 of our unaudited condensed consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2017.

Operating Expenses

Research and development expenses were $89,600 for the three months ended March 31 2017, as compared to $36,450 for the three months ended March 31, 2016. The increase was primarily due to an increase in software development enhancements and modifications during the current quarter.

General and administrative expenses for the three months ended March 31, 2017 and 2016 was $617,537 and $508,890, respectively. The increase was primarily due to an increase in stock based compensation expense.

Interest expense, net, for the three months ended March 31, 2017 amounted to $123,683. This represented interest expense on outstanding notes payable, notes payable to related parties, convertible notes payable and amortization of debt discount during this timeframe. The amount of interest expense for the same period in 2016 was $151,940. The decrease in interest expense for the three months ended March 31, 2017 compared to the same period in 2016 was due to lower amortization of debt discount.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash used in operating activities	$(318,092)	$(275,972)
Cash used in investing activities	-	-
Cash provided by financing activities	425,000	214,926
Increase / (Decrease) in cash	$106,908	$(61,046)

For the three months ended March 31, 2017, our cash flows used in operating activities amounted to $318,092 compared to cash used in 2016 of $275,972. The primary reason for the change relates to higher spending in 2017 relating to research and development.

Our cash provided by financing activities for the three months ended March 31, 2017 amounted to $425,000 which represented $170,000 of proceeds received from issuances of common stock and $255,000 of proceeds received from the issuance of convertible series A preferred stock. Our cash provided by financing activities for the three months ended March 31, 2016 amounted to $214,926 which represented $132,480 of proceeds received from common stock subscriptions and $82,446 of additional borrowings from our Chief Executive Officer.

As of March 31, 2017, we had cash of $123,670. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $3,834,770 as of March 31, 2017. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

NOTES PAYABLE

The Company has the following notes payable as of March 31, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2017	Balance at December 31, 2016

Note payable (a)	March 21, 2015	March 20, 2018	12.0%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	June 15, 2017	5%	$101,300	101,300	101,300
Total notes payable					226,300	125,000
Debt discount					(22,407)	(48,942

Total notes payable, net of debt discount					$203,893	$177,358

(a)	March 21, 2015 – The Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

Effective March 20, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with DelMorgan to extend the maturity date of the Note to and including March 20, 2018. All other terms of the Note remain unchanged.

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

Total interest expense for notes payable for the three months ended March 31, 2017 and 2016 was $3,750 and $3,750, respectively.

NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2017	Balance at December 31, 2016

Note 1	Year 2015	April 1, 2017	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	April 1, 2017	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	August 4, 2017	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	August 4, 2017	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

●	On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note extends the payment terms from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017, and past due.

●	On April 4, 2016 the Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,325, which represents additional sums of $93,326 that the CEO advanced to the Company during the period from December 2015 through March 2016, and the conversion of $250,000 other pre-existing notes including the $200,000 December note bearing 12% interest. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for this agreement to extend the repayment date to August 4, 2017, the Company granted to the CEO the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	April 4, 2016 the Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. In consideration for this agreement to extend the payment date to August 4, 2017, the Company granted to the CEO the right to convert the amount of the such note into shares of the Company’s common stock at $0.07 per share, which approximated the trading price or the Company’s common stock on the date of the agreement. This note bears interest at the rate of 12% per annum, compounded annually.

Total interest expense for notes payable to related parties for the three months ended March 31, 2017 and 2016 was $58,142 and $53,944, respectively.

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

As of March 31, 2017, and December 31, 2016, the principal amount of the note payable was 680,268.

CONVERTIBLE SERIES A PREFERRED STOCK

Effective February 14, 2017, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”), by and between an otherwise unaffiliated, accredited investor (the “Purchaser”) and the Company in connection with our issuance and sale to the Purchaser of shares of Series A Preferred Stock under the terms and conditions as set forth in the Purchase Agreement (the “Sale”).

In connection with the Sale, our Board of Directors (our “Board”) authorized and approved a series of preferred stock to be known as “Series A Convertible Preferred Stock”, for which 1,050,000 shares, $0.0001 par value per share, were authorized and a Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, (the “Certificate”), was filed with the Office of the Secretary of State of the State of Nevada (the “State”) to effectuate the authorization. Pursuant to the Purchase Agreement, the purchase of shares of our Series A Preferred Stock may occur in several tranches (each, a “Tranche”; and, collectively, the “Tranches”). The first Tranche of $300,000 ($315,000 in stated value, represented by 315,000 shares of our Series A Preferred Stock) closed simultaneously with the execution of the Purchase Agreement on February 14, 2017 (the “First Closing”), and each additional Tranche shall close at such times and on such financial terms as may be agreed to by the Purchaser and us. The net proceeds to us after offering costs was $255,000, including legal fees.

Pursuant to the terms of the Purchase Agreement, the shares of our Series A Preferred Stock issued in the First Closing are to be redeemed by us in five (5) equal weekly payments (each, a “Redemption Payment”), commencing in approximately 180 days from the First Closing. All but one of the Redemption Payments may be made by us in cash or in shares of our common stock, at our option. The Holder shall have the option to demand payment of one Installment Redemption Payment in shares of Common Stock. Redemption Payments made using shares of our common stock will be valued based upon a VWAP formula, tied to the then-current quoted price of shares of our common stock, described with greater particularity in the Purchase Agreement.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the three months ended March 31, 2017, the Company issued 1,334,167 shares of common stock to vendors and recorded stock compensation expense of $176,621.

The Company amended an agreement with a vendor and issued 400,000 shares of common stock as full and final payment to the vendor on accounts payable owed of $30,000. The fair value of the shares was $56,000, a loss on extinguishment of debt totaling $26,000 was recorded as part of the transaction. In addition, the Company extended the term for an additional six months and agreed to issue 700,000 shares of common stock for services to be rendered. The shares vest in equal installments every two months and will be valued based upon its vesting.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the three months ended March 31, 2017, the Company issued 2,500,000 common shares for a net proceed of $150,000.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description

2.1(2)	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.) and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.)

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

3.3(2)	Certificate of Change

3.4(2)	Articles of Merger

10.1(2)	2014 Stock Option Plan

10.3(3)	Employment Agreement – Rory Cutaia

10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.

10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright

10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.

10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright

10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright

10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.

10.10(5)	Form of Termination Agreement and Release dated January 20, 2015

10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin

10.12(7)	Engagement letter dated March 20, 2015 among bBooth, Inc., DelMorgan Group LLC and Globalist Capital, LLC

10.13(7)	Form of Note Purchase Agreement dated March 20, 2015

10.14(7)	Form of Warrant Certificate dated March 20, 2015

10.15(8)	12% Secured Convertible Note Issued to Rory J. Cutaia

10.16(8)	Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note

10.17(8)	12% Unsecured Convertible Note issued to Rory J. Cutaia

10.18(8)	12% Unsecured Note issued to Audit Prep Services, LLC

10.19(9)	Form of Stock Repurchase Agreements

10.20(10)	Form of Private Placement Subscription Agreement

10.21(10)	Form of 12% Secured Convertible Note Issued to Rory J. Cutaia

10.22(10)	Form of Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note

10.23(10)	Form of Warrant Agreement for Rory J. Cutaia

10.24(10)	Form of 12% Unsecured Convertible Note issued to Rory J. Cutaia

10.25(10)	Form of 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.

10.26(10)	Form of Warrant Agreement for Oceanside Strategies, Inc.

10.27(11)	Private Placement Subscription Agreement

10.28(11)	Form of Option Agreement for Messrs. Geiskopf and Cutaia

10.29(12)	July 12, 2016 Term Sheet with Nick Cannon

10.30(12)	Form of Option Agreement for Jeff Clayborne

10.31(13)	Form of Engagement Agreement dated August 8, 201 between bBooth, Inc. and International Monetary

10.32(14)	Private Placement Subscription Agreement

10.33(15)	April 2016 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.

10.34(15)	Extension Agreement and Amendment to 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.

10.35(15)	Warrant Agreement for Oceanside Strategies, Inc.

10.36(16)	Securities Purchase Agreement by and between the Company and the Purchaser, dated February 13, 2017

10.37(16)	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated February 13, 2017

10.38(16)	Letter from Anton & Chia, LLP, dated February 15, 2017 to the Securities and Exchange Commission

10.39(17)	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 4, 2017

10.40(17)	Certificate of Correction, as filed with the Secretary of State of the State of Nevada on April 17, 2017

14.1(2)	Code of Ethics and Business Conduct

21.1	Subsidiaries
bBooth (USA), Inc. (Nevada)
Global System Designs Inc. (Canada)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Previously filed as exhibits to our company’s registration statement on Form S-1, on April 8, 2013, File Number 333-187782 and incorporated herein.

(2)	Previously filed as exhibits to our company’s current report on Form 8-K on October 22, 2014 and incorporated herein.

(3)	Previously filed as an exhibit to our company’s current report on Form 8-K on November 24, 2014 and incorporated herein.

(4)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 17, 2014 and incorporated herein.

(5)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 26, 2015 and incorporated herein.

(6)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 9, 2015 and incorporated herein.

(7)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 27, 2015 and incorporated herein.

(8)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 1, 2015 and incorporated herein.

(9)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 28, 2016 and incorporated herein.

(10)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 4, 2016 and incorporated herein.

(11)	Previously filed as an exhibit to our company’s current report on Form 8-K on May 5, 2016 and incorporated herein.

(12)	Previously filed as an exhibit to our company’s current report on Form 8-K on July 12, 2016 and incorporated herein.

(13)	Previously filed as an exhibit to our company’s current report on Form 8-K on August 8, 2016 and incorporated herein.

(14)	Previously filed as an exhibit to our company’s current report on Form 8-K on September14, 2016 and incorporated herein.

(15)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 7, 2017 and incorporated herein.

(16)	Previously filed as an exhibit to our company’s current report on Form 8-K on February 14, 2017 and incorporated herein.

(17)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 21, 2017 and incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nFÜSZ, INC.

May 10, 2017	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

May 10, 2017	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer

