Form 10-Q
period 2017-06-30
nFusz, Inc.
filed 2017-08-10
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission file number: 000-55314

nFüsz, Inc.

(Exact name of Registrant as Specified in its Charter)

Nevada	90-1118043
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

344 S. Hauser Blvd

Suite 414

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

As of August 10, 2017, 105,677,520 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

nFÜSZ, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

nFÜSZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current asssets:
Cash	$27,008	$16,762
Accounts receivable	-	8,468
Prepaid expenses	33,101	10,871
Total current assets	60,109	36,101
Property and equipment, net	41,398	52,066
Other assets	9,073	16,036

Total assets	$110,580	$104,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$435,309	$431,650
Accrued interest (including $109,946 and $118,451 payable to related parties)	215,557	118,137
Accrued officers’ salary	386,279	200,028
Notes payable, net of discount of $0 and $48,942, respectively	125,000	177,358
Notes payable - related party	1,964,985	1,964,985
Convertible note payable, net of discount of $105,061 and $0, respectively	685,207	680,268
Total current liabilities	3,812,337	3,572,426

Notes Payable Series A Preferred, net of discount of $20,857	294,143	-

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 105,072,899 and 94,661,566 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	10,507	9,465
Additional paid in capital	20,235,598	17,815,732
Stock subscription	(20)	(20,020)
Accumulated deficit	(24,241,985)	(21,273,400)

Total stockholders’ deficit	(3,995,900)	(3,468,223)

Total liabilities and stockholders’ deficit	$110,580	$104,203

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Sales	$-	$-	$-	$-

Research and development	92,240	83,366	181,840	119,816
General and administrative	1,352,028	1,047,580	1,970,028	1,556,539
Loss from operations	(1,444,268)	(1,130,946)	(2,151,868)	(1,676,355)

Other Income	-	31,525	-	31,593
Debt Extinguishment	(526,871)	-	(552,871)	-
Interest expense (including $58,788 and $69,034 to related parties for six months and $116,930 and $122,978 to related parties for three months)	(86,816)	(87,779)	(170,822)	(160,349)
Interest expense - amortization of debt discount	(53,346)	(100,452)	(93,024)	(179,822)
Net loss	$(2,111,301)	$(1,287,652)	$(2,968,585)	$(1,984,933)

Earnings per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	102,734,185	73,186,149	99,184,826	65,067,157

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
(Unaudited)

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance at December 31, 2016	94,661,566	$9,465	$17,815,732	$(20,020)	$(21,273,400)	$(3,468,223)

Fair value vested options	-	-	242,630	-	-	242,630
Proceeds from sale of common stock	6,275,000	628	429,372	20,000	-	450,000
Shares of common stock issued upon conversion of debt	462,000	46	110,834			110,880
Fair value of warrants issued to extinguish debt and accounts payable	-	-	517,291			517,291
Shares of common stock issued to settle accounts payable	400,000	40	55,960	-	-	56,000
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	50,000	5	99,995			100,000
Share based compensation - shares issued for services	3,224,333	323	963,784	-	-	964,107
Net loss	-	-	-	-	(2,968,585)	(2,968,585)

Balance at June 30, 2017	105,072,899	$10,507	$20,235,598	$(20)	(24,241,985)	$(3,995,900)

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016

Operating Activities:
Net loss	$(2,968,585)	$(1,984,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,206,737	714,274
Debt extinguishment	552,871	-
Amortization of debt discount and debt issuance costs	93,024	179,822
Depreciation and amortization	10,668	11,652
Effect of changes in operating assets and liabilities:
Accounts payable and accrued expenses	317,330	259,856
Accounts receivable	8,468	(34,362)
Other assets	6,963	-
Prepaid expenses and other current assets	(22,230)	(41,984)
Net cash used in operating activities	(794,754)	(895,675)

Financing Activities:
Proceeds from sale of common stock	450,000	918,980
Proceeds from series A preferred stock	255,000	-
Proceeds from note payable	100,000	-
Proceeds from notes payable - related parties	-	82,446
Repurchases of common stock	-	(166,226)
Net cash provided by financing activities	805,000	835,200

Net change in cash	10,246	(60,475)

Cash - beginning of period	16,762	103,019

Cash - end of period	$27,008	$42,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,364	$6,250
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable to common stock	$110,880	$-
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$100,000	$-
Common stock issued to settle accounts payable	$56,000	$-
Conversion of notes payable to convertible notes payable	$-	$600,000
Conversion of notes payable to related parties to convertible notes payable	$-	$332,446
Conversion of accrued payroll to related party note	$-	$121,875
Conversion of accrued interest on notes payable to convertible notes payable	$-	$66,463
Conversion of accrued interest on notes payable to related parties to convertible notes payable	$-	$10,421

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

Notes to Condensed Consolidated Financial Statements
The Six Months Ended June 30, 2017 and 2016
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC (“CMG”) was a limited liability company formed on December 12, 2012 under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG was merged into bBooth, Inc. and bBooth, Inc. changed its name to bBooth (USA), Inc. The operations of CMG and bBooth (USA), Inc. are collectively referred to as “bBoothUSA”.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $3,995,900 as of June 30, 2017 and utilized $794,754 of cash for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of June 30, 2017, the Company had a total of 23,030,953 options and 20,540,456 warrants outstanding, which were excluded from the computation of net loss per share because they are anti-dilutive. As of June 30, 2016, the Company had total of 11,600,000 options and 16,449,734 warrants which were excluded from the computation of net loss per share because they are anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(Unaudited)
Furniture and fixtures	$56,890	$56,890
Office equipment	50,669	50,669

	107,559	107,559
Less: accumulated depreciation	(66,161)	(55,493)

	$41,398	$52,066

Depreciation expense amounted to $10,668 and $11,652 for six months ended June 30, 2017 and 2016, respectively.

4.	NOTES PAYABLE

The Company has the following notes payable as of June 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	March 21, 2015	March 20, 2018	12%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	June 15, 2017	5%	$101,300	-	101,300
Total notes payable					125,000	226,300
Debt discount					-	(48,942)

Total notes payable, net of debt discount					$125,000	$177,358

(a)	On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

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

Upon issuance of the note, the company accounted for an original issue discount of $21,300, which consisted of (i) the 10% original issue discount of $8,800, and (ii) the fixed interest of 5% which aggregated $12,500 (such rate based on the entire funding due of $250,000). The original issue discount will be accreted to interest expense over the life of the note, resulting in a net amount due the holder of $101,300 at maturity. In addition, the (iii) the fair value of the 240,000 common shares of $21,600 issued to the holder, and (iv) the relative fair value of the warrants of $32,059 was considered as additional valuation discount to be amortized as interest expense over the life of the note.

The aggregate fair value of the original issue discount and the equity securities issued upon inception of the note of $53,659 was recorded as a valuation discount. The balance of the valuation discount at December 31, 2016 was $48,942. During the six months ended June 30, 2017, $48,942 of this amount was amortized as interest expense.

On June 7, 2017, the Company converted the debt and issued the Buyer 462,000 shares of its Common Stock (the “Shares”) with a fair value of $110,880 at the date of the agreement. In the event the Buyer does not realize sufficient proceeds through sales of the Shares, in accordance with the terms set forth herein, to equal $92,400, after deduction of reasonable sale transaction-related expenses, the Company agrees to issue additional shares to make up the deficiency or to pay such deficiency in cash, at the Company’s option. The Parties agree that this “Make Whole” provision shall expire and be of no further force and effect on the date the sum of net proceeds realized from the sale of the initial issuance of 462,000 shares is equal to or great than $92,400; or any deficiency is paid in cash by the Company at its option; or June 7, 2018, whichever occurs first. The buyer agrees not to sell more than 10 percent (10%) of the total weekly volume of FUSZ common shares traded in the United States domestic over-the-counter stock market in any one week. The Buyer agrees, that upon request of the Company, to provide trading records to the Company reflecting all sales of the Shares, within 1 (one) business days following such request. As a result of this conversion, the Company recognized a loss on extinguishment of $9,580 to account the difference between the fair value of the share issued and the note converted.

Total interest expense for notes payable for the six months ended June 30, 2017 and 2016 was $7,500 and $7,500 respectively. Total interest expense for notes payable for the three months ended June 30, 2017 and 2016 was $3,750 and $3,750, respectively.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of June 30, 2017 and December 31, 2016:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note 1	Year 2015	August 8, 2018	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 8, 2018	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	August 4, 2017	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	August 4, 2017	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

On May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $1,198,883 Secured Note due on April 1, 2017 to and including August 1, 2018. In consideration for extending the Note the Company issued Mr. Cutaia 1,755,192 warrants at a price of $0.355. All other terms of the Note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note which approximates the original carrying value $1,198,883 and expensed the entire fair value of the warrants granted of $517,291 as part of loss on debt extinguishment. As of June 30, 2017, and December 31, 2016, the principal amount of the notes payable was $1,198,883.

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

On May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $189,000 Unsecured Note due on April 1, 2017 to and including August 1, 2018. All other terms of the Note remain unchanged.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017, and is currently past due.

●	On April 4, 2016, the Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,326, which represents additional sums of $93,326 that the CEO advanced to the Company during the period from December 2015 through March 2016, and the conversion of $250,000 other pre-existing notes. This note bears interest at the rate of 12% per annum, compounded annually and matures on August 4, 2017. The note is also convertible up to 30% of the principal balance into shares of the Company’s common stock at $0.07 per share. In addition, the Company also issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	On April 4, 2016, the Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. The note bears interest at the rate of 12% per annum, compounded annually and matures on August 4, 2017. The note is also convertible into shares of the Company’s common stock at $0.07 per share, which approximated the trading price or the Company’s common stock on the date of the agreement.

Total interest expense for notes payable to related parties for the six months ended June 30, 2017 and 2016 was $116,930 and $122,978, respectively. Total interest expense for notes payable to related parties for the three months ended June 30, 2017 and 2016 was $58,788 and $69,034, respectively.

6.	CONVERTIBLE NOTE PAYABLE

The Company has the following notes payable as of June 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	Various	August 4, 2017	12%	$600,000	$680,268	$680,268
Note payable (b)	June 19, 2017	February 19, 2018	5%	$110,000	110,000	-
Total notes payable					790,268	680,268
Debt discount					(105,061)	-

Total notes payable, net of debt discount					$685,207	$680,268

(a)	The Company entered into a series of unsecured loan agreement with Oceanside Strategies, Inc. (“Oceanside”) a third party-lender, in the aggregate principal amount of $600,000 through December 31, 2015. The loans bear interest at rates ranging from 5% to 12% per annum and were due on demand.

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

(b)	On June 19, 2017, the Company issued an unsecured convertible note to Lucas Holdings in the amount of $100,000 in exchange for 50,000 shares of common stock and a three-year warrant to acquire 330,000 shares of the Company’s common stock with an exercise price of $.30 per share. The “Maturity Date” is February 18, 2018. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 5% Original Issue Discount.

Upon issuance of the note, the company accounted for an original issue discount of $10,000 which consisted of (i) the 5% original issue discount of $5,000, and (ii) the fixed interest of 5% which aggregated $5,000. The original issue discount of $10,000 has been added to the note balance and will be accreted to interest expense over the life of the note, resulting in a net amount due the holder of $110,000 at maturity. In addition, the (iii) the fair value of the 50,000 common shares of $12,500 issued to the holder, (iv) the relative fair value of the warrants of $40,180, and (v) a beneficial conversion feature of $47,320 were considered as additional valuation discount and will be amortized as interest expense over the life of the note.

The aggregate fair value of the original issue discount and the equity securities issued upon inception of the note of $110,000 has been recorded as a valuation discount. As of June 30, 2017, $4,939 of this amount was amortized as interest expense, resulting in an unamortized balance of $105,061 at June 30, 2017.

Total interest expense for convertible notes payable for the six months ended June 30, 2017 and 2016 was $40,481 and $40,704, respectively. Total interest expense for convertible notes payable for the three months ended June 30, 2017 and 2016 was $20,352 and $20,352, respectively.

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

As a result of this transaction, the Company recorded a liability of $315,000 and a debt discount of $60,000, upon issuance. As of June 30, 2017, the remaining unamortized discount was $20,857 resulting in a net amount due of $294,143.

8.	EQUITY TRANSACTIONS

The Company’s common stock activity for the six months ended June 30, 2017 is as follows:

Common Stock

Shares Issued for Services – During the period ended June 30, 2017, the Company issued 3,224,333 common shares to employees and vendors for services rendered with a fair value of $964,107 and are expensed based on fair market value of the stock price at the date of grant.

Shares Issued to Settle Accounts Payable - During the period ended June 30, 2017, the Company amended an agreement with a vendor and issued 400,000 shares of common stock as full and final payment to the vendor on accounts payable owed of $30,000. The fair value of the shares issued was $56,000, a loss on extinguishment of debt totaling $26,000 was recorded as part of the transaction.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the six months ended June 30, 2017, the Company issued 6,275,000 common shares for a net proceed of $430,000.

The Company previously received $20,000 related to the Subscription Receivable that was outstanding as of December 31, 2016.

Shares Issued from Conversion of Note Payable - During the period ended June 30, 2017, the Company converted a $92,400 note payable into 462,000 shares of its Common Stock (the “Shares”) with a fair value of $110,880 (see Note 4).

Shares Issued as Part of Convertible Note Payable - During the period ended June 30 2017, the Company issued 50,000 shares of common stock with a fair market value of $12,500 (see Note 6).

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

A summary of option activity for the six months ended June 30, 2017 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,530,953	$0.33	4.03
Granted	12,500,000	0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2017	23,030,953	$0.26	1.97	$1,443,767
Vested and expected to vest at June 30, 2017	9,614,625	$0.34		$480,923
Exercisable at June 30, 2017	6,389,286	$0.46		$153,142

For the six months ended June 30, 2017, the Company approved and granted 5,500,000 non-qualified stock options to employees and 2,000,000 to a Director with an aggregate fair value of $684,787. Each exercisable into one share of our common stock and vest 100% in three years from the grant date.

For the six months ended June 30, 2017, the Company approved and granted 5,000,000 non-qualified stock options to consultants with an aggregate fair value of $1,228,046. Each exercisable into one share of our common stock. The options vest based on consultant achieving quantifiable milestones. As of June 30, 2017, the Company determined that the probability of the consultants achieving these milestones was probable. As a result, the Company record compensation expense of $56,335 to account the estimated 296,527 options that vest.

The Company recognized $242,630 in share-based compensation expense for the six months ended June 30, 2017. As of June 30, 2017, total unrecognized stock-based compensation expense was $1,975,437, which is expected to be recognized as an operating expense through July 2020. The intrinsic value of the stock options outstanding at June 30, 2017 was approximately $1,444,000.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	3 Months Ended June 30,		6 Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.77% - 1.89%	1.22 - 1.24	1.22% - 1.93%	1.22% - 1.65%
Average expected term (years)	5 years	5 years	5 years	5 years
Expected volatility	157.09%	100.18 – 101.25	153.07 – 160%	100.18 – 101.25
Expected dividend yield	-	-	-	-

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations

Warrants

The Company has the following warrants outstanding as of June 30, 2017 all of which are exercisable:

	Issuance Date	Expiration Date	Warrant Shares	Exercise Price
Warrant #1	November 12, 2014	November 12, 2019	600,000	$0.50
Warrant #2	March 21, 2015	March 20, 2018	48,000	$0.10
Warrant #3	October 30, 2015	October 30, 2020	600,000	$0.50
Warrant #4	December 1, 2015	November 30, 2018	9,719,879	$0.07
Warrant #5	April 4, 2016	April 4, 2019	2,452,325	$0.07
Warrant #6	April 4, 2016	April 4, 2019	2,429,530	$0.07
Warrant #7	December 15, 2016	December 14, 2019	176,000	$0.25
Warrant #8	December 30, 2016	December 29, 2019	2,429,530	$0.08
Warrant #9	May 4, 2017	May 3, 2020	1,755,192	$0.36
Warrant #10	June 19, 2017	June 30, 2020	330,000	$0.30
Outstanding at June 30, 2017			20,540,456

During the period ended June 30, 2017, the Company granted warrants to purchase 1,755,192 shares of common stock to an officer of the Company pursuant to an extinguishment of a note payable (see Note 5). In addition, the Company also granted warrants to purchase 330,000 shares of common stock pursuant to issuance of a convertible note payable (see Note 6).

The intrinsic value of the warrants outstanding at June 30, 2017 was $2,365,362.

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

Subsequent to June 30, 2017, 510,001 shares of common stock that were subject to vesting schedules and previously accounted for were issued.

The Company issued 94,620 shares of common stock to vendors subsequent to June 30, 2017, with a fair value of $14,750 for services rendered.

Subsequent to June 30, 2017, the Company issued 300,000 non-qualified stock options with an exercise price of $.25 to employees for services to be rendered. The options vest monthly based on consultant achieving quantifiable milestones.

Effective August 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $343,326 Unsecured Note due on August 4, 2017 to and including December 4, 2018. In consideration for extending the Note the Company issued Mr. Cutaia 1,329,157 warrants at a price of $.15. All other terms of the Note remain unchanged.

Effective August 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $121,875 Unsecured Note due on August 4, 2017 to and including December 4, 2018. All other terms of the Note remain unchanged.

Effective August 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Oceanside to extend the maturity date of the Note to and including April 4, 2018. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to April 4, 2018, the Company issued Oceanside 1,316,800 warrants at a price of $.15. All other terms of the Note remain unchanged.

On July 7, 2017, the Company issued 52,500 shares of Series A Preferred stock for cash proceeds of $50,000. The Series A Preferred stock has the same terms as described in Note 7, except that only one redemption payment shall be due on January 8, 2018, in the amount of $52,500. As a result of this transaction the Company will record liability of $52,500 and a debt discount of $2,500 upon issuance.

On July 28, 2017, the Company has agreed to issue 262,500 shares of Series A Preferred stock for cash proceeds of $250,000. $125,000 was paid to the Company on July 28, 2017 and the remaining $125,000 will be paid on or about August 28, 2017, unless the Company is in material, uncured default of the provisions of this Agreement. The Series A Preferred stock has the same terms as described in Note 7. As a result of this transaction, the Company will record liability of $262,500 and debt discount of $12,500 upon issuance.

Effective August 4, 2018, the Company issued the CEO 3,750,000 restricted shares of common stock with a fair value of $562,500.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the six months ended June 30, 2017.

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

Results of Operations for the Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2017.

Revenues

We did not have any revenue in 2017 or 2016.

Operating Expenses

Research and development expenses were $92,240 for the three months ended June 30, 2017, as compared to $83,366 for the three months ended June 30, 2016. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications.

General and administrative expenses for the three months ended June 30, 2017 and 2016 was $1,352,028 and $1,047,580, respectively. The increase was primarily due to an increase in stock based compensation expense of approximately $395,000.

Other expense, net, for the three months ended June 30, 2017 amounted to $667,034, which represented interest expense of $86,816 on outstanding notes payable and $53,346 as interest expense for amortization of debt discount. We also incurred a loss from debt extinguishment in the amount of $526,871. The amount of other expense, net, was higher in 2017 as we did not have loss from debt extinguishment offset by lower amortization of debt discount as most of the debt discounts from 2016 were fully amortized in 2016.

Other Income

During 2016, we earned income from rental of our interactive booths of $31,525. There was no similar transaction in 2017.

Results of Operations for the Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2017.

Revenues

We did not have any revenue in 2017 or 2016.

Operating Expenses

Research and development expenses were $181,840 for the six months ended June 30, 2017, as compared to $119,816 for the six months ended June 30, 2016. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications during.

General and administrative expenses for the six months ended June 30, 2017 and 2016 was $1,970,028 and $1,556,539, respectively. The increase was primarily due to an increase in stock based compensation expense of approximately $492,000.

Other expense, net, for the six months ended June 30, 2017 amounted to $816,717, which represented interest expense of $170,822 on outstanding notes payable and $93,024 as interest expense for amortization of debt discount. We also incurred a loss from debt extinguishment in the amount of $552,871. The amount of other expense, net, was higher in 2017 as we did not have loss from debt extinguishment offset by lower amortization of debt discount as most of the debt discounts from 2016 were fully amortized in 2016.

Other Income

During 2016, we earned income from rental of our interactive booths of $31,525. There was no similar transaction in 2017.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
Cash used in operating activities	$(794,754)	$(895,675)
Cash used in investing activities	-	-
Cash provided by financing activities	805,000	835,200
Increase / (Decrease) in cash	$10,246	$(60,475)

For the six months ended June 30, 2017, our cash flows used in operating activities amounted to $794,754 compared to cash used in 2016 of $895,675. The change is due to an increase in business activity which resulted in an additional consulting, salary, and various operating expenses in 2017 compared to 2016.

Our cash provided by financing activities for the six months ended June 30, 2017 amounted to $805,000 which represented $450,000 of proceeds received from issuances of common stock, $255,000 of proceeds received from the issuance of convertible series A preferred stock, and $100,000 of proceeds from the issuance of convertible debt. Our cash provided by financing activities for the six months ended June 30, 2016 amounted to $835,200 which represented $918,980 of proceeds received from common stock subscriptions, $82,446 of additional borrowings from our Chief Executive Officer offset by $166,226 of repurchases of the Company’s common stock.

As of June 30, 2017, we had cash of $27,008. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $3,995,900 as of June 30, 2017 and utilized $794,754 in cash for the period ended. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our condensed consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until our Company begins generating positive cash flow.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

NOTES PAYABLE

The Company has the following notes payable as of June 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	March 21, 2015	March 20, 2018	12%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	June 15, 2017	5%	$101,300	-	101,300
Total notes payable					125,000	226,300
Debt discount					-	(48,942

Total notes payable, net of debt discount					$125,000	$177,358

(a)	On March 21, 2015 – The Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

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

Upon issuance of the note, the company accounted for an original issue discount of $21,300, which consisted of (i) the 10% original issue discount of $8,800, and (ii) the fixed interest of 5% which aggregated $12,500 (such rate based on the entire funding due of $250,000). The original issue discount will be accreted to interest expense over the life of the note, resulting in a net amount due the holder of $101,300 at maturity. In addition, the (iii) the fair value of the 240,000 common shares of $21,600 issued to the holder, and (iv) the relative fair value of the warrants of $32,059 was considered as additional valuation discount to be amortized as interest expense over the life of the note.

The aggregate fair value of the original issue discount and the equity securities issued upon inception of the note of $53,659 was recorded as a valuation discount. The balance of the valuation discount at December 31, 2016 was $48,942. During the six months ended June 30, 2017, $48,942 of this amount was amortized as interest expense.

On June 7, 2017, the Company converted the debt and issued the Buyer 462,000 shares of its Common Stock (the “Shares”) with a fair value of $110,880 at the date of the agreement. In the event the Buyer does not realize sufficient proceeds through sales of the Shares, in accordance with the terms set forth herein, to equal $92,400, after deduction of reasonable sale transaction-related expenses, the Company agrees to issue additional shares to make up the deficiency or to pay such deficiency in cash, at the Company’s option. The Parties agree that this “Make Whole” provision shall expire and be of no further force and effect on the date the sum of net proceeds realized from the sale of the initial issuance of 462,000 shares is equal to or great than $92,400; or any deficiency is paid in cash by the Company at its option; or June 7, 2018, whichever occurs first. The buyer agrees not to sell more than 10 percent (10%) of the total weekly volume of FUSZ common shares traded in the United States domestic over-the-counter stock market in any one week. The Buyer agrees, that upon request of the Company, to provide trading records to the Company reflecting all sales of the Shares, within 1 (one) business days following such request. As a result of this conversion, the Company recognized a loss on extinguishment of $9,580 to account the difference between the fair value of the share issued and the note converted.

Total interest expense for notes payable for the six months ended June 30, 2017 and 2016 was $7,500 and $7,500 respectively. Total interest expense for notes payable for the three months ended June 30, 2017 and 2016 was $3,750 and $3,750, respectively.

NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note 1	Year 2015	August 8, 2018	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 8, 2018	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	August 4, 2017	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	August 4, 2017	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. +

●	On May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $1,248,883 Secured Note due on April 1, 2017 to and including August 1, 2018. In consideration for extending the Note the Company issued Mr. Cutaia 1,755,192 warrants at a price of $0.355. All other terms of the Note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note which approximates the original carrying value $1,198,883 and expensed the entire fair value of the warrants granted of $517,291 as part of loss on debt extinguishment. As of June 30, 2017, and December 31, 2016, the principal amount of the notes payable was $1,198,883.

●	On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note extends the payment terms from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

●	On May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $189,000 Unsecured Note due on April 1, 2017 to and including August 1, 2018. All other terms of the Note remain unchanged.

●	On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017, and is currently past due.

●	On April 4, 2016, the Company issued a secured convertible note to the Chief Executive Officer (“CEO”) and a director of the Company, in the amount of $343,325, which represents additional sums of $93,326 that the CEO advanced to the Company during the period from December 2015 through March 2016, and the conversion of $250,000 other pre-existing notes. This note bears interest at the rate of 12% per annum, compounded annually. In consideration for this agreement to extend the repayment date to August 4, 2017, the Company granted to the CEO the right to convert up to 30% of the amount of the such note into shares of the Company’s common stock at $0.07 per share and issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

●	On April 4, 2016, the Company issued an unsecured convertible note payable to the CEO in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. In consideration for this agreement to extend the payment date to August 4, 2017, the Company granted to the CEO the right to convert the amount of the such note into shares of the Company’s common stock at $0.07 per share, which approximated the trading price or the Company’s common stock on the date of the agreement. This note bears interest at the rate of 12% per annum, compounded annually.

Total interest expense for notes payable to related parties for the six months ended June 30, 2017 and 2016 was $116,930 and $122,978, respectively. Total interest expense for notes payable to related parties for the three months ended June 30, 2017 and 2016 was $58,788 and $69,034, respectively.

CONVERTIBLE NOTE PAYABLE

The Company has the following notes payable as of June 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	Various	August 4, 2017	12%	$600,000	$680,268	$680,268
Note payable (b)	June 19, 2017	February 19, 2018	5%	$110,000	110,000	-
Total notes payable					790,268	680,268
Debt discount					(105,061)	-

Total notes payable, net of debt discount					$685,207	$680,268

(a)	The Company entered into a series of unsecured loan agreement with Oceanside Strategies, Inc. (“Oceanside”) a third party-lender, in the aggregate principal amount of $600,000 through December 31, 2015. The loans bear interest at rates ranging from 5% to 12% per annum and were due on demand.

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

(b)	On June 19, 2017, the Company issued an unsecured convertible note to Lucas Holdings in the amount of $100,000 in exchange for 50,000 shares of common stock and a three-year warrant to acquire 330,000 shares of the Company’s common stock with an exercise price of $.30 per share. The “Maturity Date” is February 18, 2018. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 5% Original Issue Discount.

Upon issuance of the note, the company accounted for an original issue discount of $10,000 which consisted of (i) the 5% original issue discount of $5,000, and (ii) the fixed interest of 5% which aggregated $5,000. The original issue discount will be accreted to interest expense over the life of the note, resulting in a net amount due the holder of $110,000 at maturity. In addition, the (iii) the fair value of the 50,000 common shares of $12,500 issued to the holder, (iv) the relative fair value of the warrants of $40,180, and (v) the relative fair value of the beneficial conversion feather of $47,320 were considered as additional valuation discount and will be amortized as interest expense over the life of the note.

The aggregate fair value of the original issue discount and the equity securities issued upon inception of the note of $110,000 has been recorded as a valuation discount. As of June 30, 2017, $4,939 of this amount was amortized as interest expense.

Total interest expense for convertible notes payable for the six months ended June 30, 2017 and 2016 was $40,481 and $40,704, respectively. Total interest expense for convertible notes payable for the three months ended June 30, 2017 and 2016 was $20,352 and $20,352, respectively.

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

As a result of this transaction, the Company recorded a liability of $315,000 and a debt discount of $60,000, upon issuance. As of June 30, 2017, the remaining unamortized discount was $20,857 resulting in a net amount due of $294,143.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the six months ended June 30, 2017, the Company issued 3,224,333 shares of common stock to vendors and recorded stock compensation expense of $963,779.

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

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the six months ended June 30, 2017, the Company issued 6,275,000 common shares for a net proceed of $430,000.

Shares Issued from Conversion of Note Payable - The Company converted a $92,400 note payable into 462,000 shares of its Common Stock (the “Shares”). In the event the Buyer does not realize sufficient proceeds through sales of the Shares, in accordance with the terms set forth herein, to equal $92,400, after deduction of reasonable sale transaction-related expenses, the Company agrees to issue additional shares to make up the deficiency or to pay such deficiency in cash, at the Company’s option. The Parties agree that this “Make Whole” provision shall expire and be of no further force and effect on the date the sum of net proceeds realized from the sale of the initial issuance of 462,000 shares is equal to or great than $92,400; or any deficiency is paid in cash by the Company at its option; or June 7, 2018, whichever occurs first. The buyer agrees not to sell more than 10 percent (10%) of the total weekly volume of FUSZ common shares traded in the United States domestic over-the-counter stock market in any one week. The Buyer agrees, that upon request of the Company, to provide trading records to the Company reflecting all sales of the Shares, within 1 (one) business days following such request.

Preferred Stock - Effective February 14, 2017, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”), by and between an otherwise unaffiliated, accredited investor (the “Purchaser”) and the Company in connection with our issuance and sale to the Purchaser of shares of Series A Preferred Stock under the terms and conditions as set forth in the Purchase Agreement (the “Sale”).

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

Shares Issued as Part of Convertible Note Payable - The Company issued 50,000 shares of common stock with a fair market value of $12,500.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description

2.1(2)	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.) and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.)
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Certificate of Change
3.4(2)	Articles of Merger
10.1(2)	2014 Stock Option Plan
10.3(3)	Employment Agreement – Rory Cutaia
10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.
10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright
10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.
10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright
10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright
10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.
10.10(5)	Form of Termination Agreement and Release dated January 20, 2015
10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin
10.12(7)	Engagement letter dated March 20, 2015 among bBooth, Inc., DelMorgan Group LLC and Globalist Capital, LLC
10.13(7)	Form of Note Purchase Agreement dated March 20, 2015
10.14(7)	Form of Warrant Certificate dated March 20, 2015
10.15(8)	12% Secured Convertible Note Issued to Rory J. Cutaia
10.16(8)	Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note
10.17(8)	12% Unsecured Convertible Note issued to Rory J. Cutaia
10.18(8)	12% Unsecured Note issued to Audit Prep Services, LLC
10.19(9)	Form of Stock Repurchase Agreements
10.20(10)	Form of Private Placement Subscription Agreement
10.21(10)	Form of 12% Secured Convertible Note Issued to Rory J. Cutaia
10.22(10)	Form of Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note
10.23(10)	Form of Warrant Agreement for Rory J. Cutaia
10.24(10)	Form of 12% Unsecured Convertible Note issued to Rory J. Cutaia
10.25(10)	Form of 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.26(10)	Form of Warrant Agreement for Oceanside Strategies, Inc.
10.27(11)	Private Placement Subscription Agreement
10.28(11)	Form of Option Agreement for Messrs. Geiskopf and Cutaia
10.29(12)	July 12, 2016 Term Sheet with Nick Cannon
10.30(12)	Form of Option Agreement for Jeff Clayborne
10.31(13)	Form of Engagement Agreement dated August 8, 201 between bBooth, Inc. and International Monetary

10.32(14)	Private Placement Subscription Agreement
10.33(15)	April 2016 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.34(15)	Extension Agreement and Amendment to 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.35(15)	Warrant Agreement for Oceanside Strategies, Inc.
10.36(16)	Securities Purchase Agreement by and between the Company and the Purchaser, dated February 13, 2017
10.37(16)	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated February 13, 2017
10.37(a)(19)	Amended Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated July 28, 2017
10.38(16)	Letter from Anton & Chia, LLP, dated February 15, 2017 to the Securities and Exchange Commission
10.39(17)	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 4, 2017
10.40(17)	Certificate of Correction, as filed with the Secretary of State of the State of Nevada on April 17, 2017
10.41(18)	On June 22, 2017, the Company moved its headquarters to 344. S. Hauser Blvd., Ste 414, Los Angeles CA 90036. The Company’s telephone number remains the same; 855-250-2300.
14.1(2)	Code of Ethics and Business Conduct
21.1	Subsidiaries bBooth (USA), Inc. (Nevada) Global System Designs Inc. (Canada)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Previously filed as exhibits to our company’s registration statement on Form S-1, on April 8, 2013, File Number 333-187782 and incorporated herein.
(2)	Previously filed as exhibits to our company’s current report on Form 8-K on October 22, 2014 and incorporated herein.
(3)	Previously filed as an exhibit to our company’s current report on Form 8-K on November 24, 2014 and incorporated herein.
(4)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 17, 2014 and incorporated herein.
(5)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 26, 2015 and incorporated herein.
(6)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 9, 2015 and incorporated herein.
(7)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 27, 2015 and incorporated herein.
(8)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 1, 2015 and incorporated herein.
(9)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 28, 2016 and incorporated herein.
(10)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 4, 2016 and incorporated herein.
(11)	Previously filed as an exhibit to our company’s current report on Form 8-K on May 5, 2016 and incorporated herein.
(12)	Previously filed as an exhibit to our company’s current report on Form 8-K on July 12, 2016 and incorporated herein.
(13)	Previously filed as an exhibit to our company’s current report on Form 8-K on August 8, 2016 and incorporated herein.
(14)	Previously filed as an exhibit to our company’s current report on Form 8-K on September14, 2016 and incorporated herein.
(15)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 7, 2017 and incorporated herein.
(16)	Previously filed as an exhibit to our company’s current report on Form 8-K on February 14, 2017 and incorporated herein.
(17)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 21, 2017 and incorporated herein.
(18)	Previously filed as an exhibit to our company’s current report on Form 8-K on June 22, 2017 and incorporated herein.
(19)	Filed as an exhibit to our company’s quarterly report on Form 10-Q on August 10, 2017 and incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nFÜSZ, INC.

June 30, 2017	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

June 30, 2017	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer

