Form 10-Q
period 2017-09-30
nFusz, Inc.
filed 2017-11-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, 118,262,345 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

nFÜSZ, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

nFÜSZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$28,906	$16,762
Accounts receivable	6,000	8,468
Prepaid expenses	26,551	10,871
Total current assets	61,457	36,101
Property and equipment, net	35,976	52,066
Other assets	8,780	16,036

Total assets	$106,213	$104,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$597,320	$431,650
Accrued interest (including $97,732 and $118,451 payable to related parties)	216,722	118,137
Accrued officers’ salary	475,654	200,028
Notes payable, net of discount of $51,442 and $48,942, respectively	183,558	177,358
Notes payable - related party	1,964,985	1,964,985
Convertible note payable, net of discount of $114,302 and $0, respectively	786,466	680,268
Total current liabilities	4,224,705	3,572,426

Notes Payable Series A Preferred, net of discount of $10,670	335,830	-

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 112,735,353 and 94,661,566 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	11,274	9,465
Additional paid in capital	21,657,298	17,815,732
Stock subscription	(20)	(20,020)
Accumulated deficit	(26,122,874)	(21,273,400)

Total stockholders’ deficit	(4,454,322)	(3,468,223)

Total liabilities and stockholders’ deficit	$106,213	$104,203

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Sales	$-	$-	$-	$-

Research and development	109,350	67,350	291,190	189,166
General and administrative	1,082,131	851,815	3,052,161	2,408,753
Loss from operations	(1,191,481)	(919,165)	(3,343,351)	(2,597,919)

Other Income	21,920	16,243	21,921	47,836
Debt Extinguishment	(424,331)	-	(977,201)	-
Interest expense (including $59,434 and $59,434 to related parties for nine month and $176,364 and $182,411 to related parties for three months)	(205,038)	(83,791)	(375,862)	(244,140)
Interest expense - amortization of debt discount	(81,959)	(101,324)	(174,981)	(281,176)
Net loss	$(1,880,889)	$(1,088,037)	$(4,849,474)	$(3,075,399)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	108,542,493	84,601,383	102,376,462	71,626,094

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total

Balance at December 31, 2016	94,661,566	$9,465	$17,815,732	$(20,020)	$(21,273,400)	$(3,468,223)

Fair value vested options	-	-	278,422	-	-	278,422
Proceeds from sale of common stock	6,525,000	653	449,347	20,000	-	470,000
Shares of common stock issued upon conversion of debt	1,026,195	103	181,742			181,845
Shares of common stock issued upon conversion Preferred Series A	2,368,824	237	263,639			263,876
Fair value of warrants issued to extinguish debt and accounts payable	-	-	870,656			870,656
Shares of common stock issued to settle accounts payable	400,000	40	55,960	-	-	56,000
Fair value of common shares, warrants and beneficial conversion feature of issued notes	50,000	5	196,948			196,953
Common shares issued for services	7,703,768	771	1,544,852	-	-	1,545,623
Net loss	-	-	-	-	(4,849,474)	(4,849,474)

Balance at September 30, 2017	112,735,353	$11,274	$21,657,298	$(20)	(26,122,874)	$(4,454,322)

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016

Operating Activities:
Net loss	$(4,849,474)	$(3,075,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,824,045	1,145,053
Debt extinguishment	977,201	-
Amortization of debt discount and debt issuance costs	174,981	281,146
Conversion of series A Preferred	118,698	-
Depreciation and amortization	16,090	16,467
Effect of changes in operating assets and liabilities:
Accounts payable and accrued expenses	569,881	371,141
Accounts receivable	2,468	(3,406)
Other assets	7,256	(15,255)
Prepaid expenses and other current assets	(15,680)	(39,949)
Net cash used in operating activities	(1,174,534)	(1,320,202)

Investing Activities:
Purchase of property and equipment	-	(2,494)
Other	-	-
Net cash used in investing activities	-	(2,494)

Financing Activities:
Proceeds from series A preferred stock	555,000	-
Proceeds from sale of common stock	470,000	1,464,850
Proceeds from note payable	300,000	-
Proceeds from notes payable - related parties	-	82,446
Redemption of series A preferred	(138,322)	-
Repurchases of common stock	-	(166,226)
Net cash provided by financing activities	1,186,678	1,381,070

Net change in cash	12,144	58,374

Cash - beginning of period	16,762	103,019

Cash - end of period	$28,906	$161,393

Supplemental disclosures of cash flow information:
Cash paid for interest	$171,375	$11,250
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued to extend debt	$860,600	$-
Conversion of series A Preferred to common stock	$263,876	$-
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$196,953	$-
Conversion of note payable to common stock	$181,845	$-
Common stock issued to settle accounts payable	$56,000	$-
Conversion of notes payable to convertible notes payable	$-	$600,000
Conversion of notes payable to related parties to convertible notes payable	$-	$332,446
Conversion of accrued payroll to related party note	$-	$121,875
Conversion of accrued interest on notes payable to convertible notes payable	$-	$66,463
Conversion of accrued interest on notes payable to related parties to convertible notes payable	$-	$10,421

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

Notes to Condensed Consolidated Financial Statements
The Nine Months Ended September 30, 2017 and 2016
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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $4,454,322 as of September 30, 2017, incurred a net loss of $4,849,474 and utilized $1,174,534 of cash during the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of September 30, 2017, the Company had a total of 22,030,953 options and 24,461,413 warrants outstanding, which were excluded from the computation of net loss per share because they are anti-dilutive. As of September 30, 2016, the Company had total of 11,593,333 options and 16,449,734 warrants which were excluded from the computation of net loss per share because they are anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(Unaudited)
Furniture and fixtures	$56,890	$56,890
Office equipment	50,669	50,669

	107,559	107,559
Less: accumulated depreciation	(71,583)	(55,493)

	$35,976	$52,066

Depreciation expense amounted to $16,090 and $16,467 for nine months ended September 30, 2017 and 2016, respectively.

4.	NOTES PAYABLE

The Company has the following notes payable as of September 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	March 21, 2015	March 20, 2018	12%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	September 15, 2017	5%	$101,300	-	101,300
Note payable (c)	September 26, 2016	September 15, 2017	5%	$110,000	110,000	-
Total notes payable					235,000	226,300
Debt discount					(51,442)	(48,942)

Total notes payable, net of debt discount					$183,558	$177,358

(a)	On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

Effective March 20, 2017, for no additional consideration the Company entered into an extension agreement with DelMorgan to extend the maturity date of the Note to March 20, 2018. All other terms of the Note remain unchanged.

(b)	On December 16, 2016 the Company issued a note payable amounting to $101,300 in exchange for cash of $80,000, original issue discount of $8,800 and guaranteed interest of $12,500. The note was unsecured, bore interest rate of 5% per annum and matured in May 2017. In addition, the Company also granted the noteholder a three-year warrant to acquire 176,000 shares of the Company’s common stock with an exercise price of $0.25 per share, and 240,000 shares of the Company’s common stock. As a result, the Company recorded a debt discount totaling $53,659 to account for the origin original issue discount of $8,800, guaranteed interest of $12,500, relative fair value of the warrants of $10,759 and fair value of the common shares of $21,600. The debt discount was amortized over the term of the note. As of December 31, 2016, outstanding balance of the note amounted to $101,300 and unamortized debt discount of $48,942.

On June 7, 2017, the Company and the noteholder agreed to settle the entire note payable in exchange for the initial issuance of 462,000 shares of its Common Stock (the “Shares”) with a fair value of $110,880 at the date of the agreement. In the event the noteholder does not realize sufficient proceeds through sales of the Shares, in accordance with the terms set forth herein, to equal $92,400, after deduction of reasonable sale transaction-related expenses, the Company agrees to issue additional shares to make up the deficiency or to pay such deficiency in cash, at the Company’s option. The Parties agree that this “Make Whole” provision shall expire and be of no further force and effect on the date the sum of net proceeds realized from the sale of the initial issuance of 462,000 shares is equal to or great than $92,400; or any deficiency is paid in cash by the Company at its option; or June 7, 2018, whichever occurs first. The noteholder agrees not to sell more than 10 percent (10%) of the total weekly volume of FUSZ common shares traded in the United States domestic over-the-counter stock market in any one week. The noteholder agrees, that upon request of the Company, to provide trading records to the Company reflecting all sales of the Shares, within 1 (one) business days following such request. As a result of this conversion, the Company recognized a loss on extinguishment of $9,580 to account the difference between the fair value of the share issued and the note converted.

As a result of this agreement, during the period ended September 30, 2017, the Company amortized the remaining debt discount of $48,942 and settled the entire note payable of $101,300 in exchange for 1,026,195 shares of common stock with a fair value of $181,845. The Company recognized a loss of $80,545 to account the difference between the fair value of the common shares issued and the balance of the note payable.

(c)	Effective September 26, 2017, we entered into the Purchase Agreement, dated September 15, 2017, with Kodiak Capital Group, LLC (“Kodiak”). Under the Purchase Agreement, the Company may from time to time, in our discretion, sell shares of our common stock to Kodiak for aggregate gross proceeds of up to $2,000,000. Unless terminated earlier, Kodiak’s purchase commitment will automatically terminate on the earlier of the date on which Kodiak shall have purchased our shares pursuant to the Purchase Agreement for an aggregate purchase price of $2,000,000, or September 15, 2019. We have no obligation to sell any shares under the Purchase Agreement.

As provided in the Purchase Agreement, we may require Kodiak to purchase shares of common stock from time to time by delivering a put notice (“Put Notice”) to Kodiak specifying the total number of shares to be purchased (such number of shares multiplied by the Purchase Price described below, equals the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each Put Notice. We may determine the Investment Amount provided that such amount may not be less than $25,000. Our ability to issue Put Notices to Kodiak and require Kodiak to purchase our common stock is not contingent on the trading volume of our common stock. Kodiak will have no obligation to purchase shares under the applicable Purchase Agreement to the extent that such purchase would cause Kodiak to own more than 9.99% of our then-issued and outstanding common stock (the “Beneficial Ownership Limitation”).

For each share of our common stock purchased under the Purchase Agreement, Kodiak will pay a Purchase Price equal to 80% of the Market Price. The Market Price is defined as the volume weighted average price (the “VWAP”) on the principal trading platform for the Common Stock, as reported by OTC Markets Group, Inc. (“OTC Markets”), for the five consecutive trading days immediately preceding the closing request date (each, a “Closing Request Date”) associated with the applicable Put Notice (the “Valuation Period”). Kodiak’s obligation to purchase shares is subject to customary closing conditions, including without limitation a requirement that this registration statement remain effective registering the resale by Kodiak of the shares to be issued under the Purchase Agreement (the “Registration Statement”).

As a result of this agreement, on September 26, 2017, the Company issued a note payable to Kodiak Capital Group, LLC amounting to $110,000 in exchange for cash of $100,000 and an original issue discount of $10,000. The note is unsecured, matures on March 26, 2018 and bears interest rate of 5% per annum. In addition, the Company also granted Kodiak a five year, fully vested warrants to purchase 1,000,000 shares of common stock at $0.15 per share. The fair value of the warrants at grant date was determined using the Black-Scholes Option Pricing model with the following assumptions: stock price of $0.08 per share, life of 5 years; risk free interest rate of 1.87%; volatility of 229%, and dividend yield of 0%. As a result, the Company recorded a debt discount of $52,605 to account for the original issue discount of the note of $10,000 and the relative fair value of the warrants of $42,605. The debt discount is being amortized over the term of the note.

In case of a default, the note may also be converted to shares of common stock at a conversion price of $0.25 per share or 70% of the lowest trading price during the ten-trading-day period prior to the conversion date, whichever is lower. As the conversion of the note is subject to a default contingency, pursuant to current accounting guidelines, the Company will only account the beneficial conversion feature, if any, once the default contingency has been met or satisfied.

During the period ended September 30, 2017, the Company amortized $1,163 of the recorded debt discount. As of September 30, 2017, outstanding balance of the note amounted to $110,000 and unamortized debt discount of $51,442.

As part of the agreement with Kodiak, the Company also agreed to issue a promissory note amounting to $100,000 and warrants to purchase a total of 1,000,000 shares of common stock at $0.20 per share and addition warrants to purchase 4,000,000 shares of common stock at $0.25 per share once the Company’s Registration Statement with the Securities and Exchange Commission becomes effective. As the issuance of the note payable is subject to a contingency, the Company will record the note payable once the contingency has been met or satisfied.

Total interest expense for notes payable for the nine months ended September 30, 2017 and 2016 was $7,560 and $7,500 respectively. Total interest expense for notes payable for the three months ended September 30, 2017 and 2016 was $3,810 and $3,750, respectively.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of September 30, 2017 and December 31, 2016:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note 1	Year 2015	August 8, 2018	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 8, 2018	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	December 4, 2018	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	December 4, 2018	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

●	Note 1 - On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all are due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the $1,198,883 Secured Note due on April 1, 2017 to August 1, 2018. In consideration for extending the Note, the Company issued Mr. Cutaia 1,755,192 warrants at a price of $0.355. All other terms of the Note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note which approximates the original carrying value $1,198,883 and expensed the entire fair value of the warrants granted of $517,291 as part of loss on debt extinguishment. The fair value of the warrants at grant date was determined using the Black-Scholes Option Pricing model with the following assumptions: stock price of $0.36 per share, life of 3 years; risk free interest rate of 1.51%; volatility of 157%, and dividend yield of 0%. As of September 30, 2017, and December 31, 2016, the principal amount of the notes payable was $1,198,883, respectively.

●	Note 2 -On December 1, 2015, the Company entered into an Unsecured Convertible Note with Mr. Cutaia, CEO, in the amount of $189,000, bearing interest at 12% per annum, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note extends the payment terms from on-demand to due in full on April 1, 2017. The outstanding principal and accrued interest may be converted at Mr. Cutaia’s discretion into shares of common stock at a conversion rate of $0.07.

On May 4, 2017, for no additional consideration, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the $189,000 Unsecured Note due on April 1, 2017 to August 1, 2018. All other terms of the Note remain unchanged.

●	Note 3 - On December 1, 2015, the Company entered into an Unsecured Note agreement with a consulting firm owned by Michael Psomas, a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid fees earned for consulting services previously rendered but unpaid as of November 30, 2015. The outstanding amounts bear interest at 12% per annum, and are due in full on April 1, 2017, and is currently past due.

●

Note 4 - On April 4, 2016, the Company issued a secured convertible note to Mr. Cutaia, CEO, in the amount of $343,326, which represents $93,326 that the CEO advanced to the Company during the period from December 2015 through March 2016, and the conversion of $250,000 other pre-existing notes. This note bears interest at the rate of 12% per annum, compounded annually and matures on August 4, 2017. The note is also convertible up to 30% of the principal balance into shares of the Company’s common stock at $0.07 per share. In addition, the Company also issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019, which warrants represent 50% of the amount of such note.

On August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the $343,326 Note due on August 4, 2017 to December 4, 2018. In consideration for extending the Note, the Company issued Mr. Cutaia 1,329,157 warrants at a price of $0.15. All other terms of the Note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note which approximates the original carrying value $343,326 and expensed the entire fair value of the warrants granted of $172,456 as part of loss on debt extinguishment. The fair value of the warrants at grant date was determined using the Black-Scholes Option Pricing model with the following assumptions: stock price of $0.15 per share, life of 1.5 years; risk free interest rate of 1.36%; volatility of 230%, and dividend yield of 0%. As of September 30, 2017, and December 31, 2016, the principal amount of the notes payable was $343,326.

●

Note 5 -On April 4, 2016, the Company issued an unsecured convertible note payable to Mr., Cutaia, CEO, in the amount of $121,875, which represents the amount of the accrued but unpaid salary owed to the CEO for the period from December 2015 through March 2016. The note bears interest at the rate of 12% per annum, compounded annually and matures on August 4, 2017. The note is also convertible into shares of the Company’s common stock at $0.07 per share, which approximated the trading price or the Company’s common stock on the date of the agreement.

On August 4, 2017, for no additional consideration, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the $121,875 Unsecured Note due on August 4, 2017 to December 4, 2018. All other terms of the Note remain unchanged.

Total interest expense for notes payable to related parties for the nine months ended September 30, 2017 and 2016 was $176,364 and $182,411, respectively. Total interest expense for notes payable to related parties for the three months ended September 30, 2017 and 2016 was $59,434 and $59,434, respectively.

6.	CONVERTIBLE NOTE PAYABLE

The Company has the following notes payable as of September 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	Various	August 4, 2018	12%	$600,000	$680,268	$680,268
Note payable (b)	June 19, 2017	February 19, 2018	5%	$110,250	110,250	-
Note payable (c)	August 21, 2017	March 21, 2018	5%	$110,250	110,250	-
Total notes payable					900,768	680,268
Debt discount					(114,302)	-

Total notes payable, net of debt discount					$786,466	$680,268

(a)	The Company entered into a series of unsecured loan agreement with Oceanside Strategies, Inc. (“Oceanside”) a third party-lender, in the aggregate principal amount of $600,000 through December 31, 2015. The loans bear interest at rates ranging from 5% to 12% per annum and were due on demand.

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

Effective December 30, 2016, the Company entered into an extension agreement with Oceanside to extend the maturity date of the Note to August 4, 2017. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017, the Company issued Oceanside 2,429,530 share purchase warrants, exercisable at $0.08 per share until December 29, 2019.

Effective August 4, 2017, the Company entered into an extension agreement with Oceanside to extend the maturity date of the Note to August 4, 2018. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2018, the Company issued Oceanside 1,316,800 share purchase warrants, exercisable at $0.15 per share until August 3, 2022. As a result, Company expensed the entire fair value of the warrants granted of $170,853 as part of loss on debt extinguishment. The fair value of the warrants at grant date was determined using the Black-Scholes Option Pricing model with the following assumptions: stock price of $0.15 per share, life of 3 years; risk free interest rate of 1.36%; volatility of 230%, and dividend yield of 0%.

(b)	On June 19, 2017, the Company issued an unsecured convertible note to Lucas Holdings in the amount of $105,000 in exchange for 50,000 shares of common stock and a three-year warrant to acquire 330,000 shares of the Company’s common stock with an exercise price of $0.30 per share. The “Maturity Date” is February 18, 2018. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 5% Original Issue Discount. The note is convertible to common shares at a conversion price of $0.25 per share.

Upon issuance of the note, the Company accounted for an original issue discount of $10,000 which consisted of (i) the 5% original issue discount of $5,000, and (ii) the fixed interest of 5% which aggregated $5,250. The original issue discount of $10,250 has been added to the note balance and will be accreted to interest expense over the life of the note, resulting in a net amount due the holder of $110,250 at maturity. In addition, the (iii) the fair value of the 50,000 common shares of $12,500 issued to the holder, (iv) the relative fair value of the warrants of $40,180, and (v) a beneficial conversion feature of $47,320 were considered as additional valuation discount and will be amortized as interest expense over the life of the note.

The aggregate fair value of the original issue discount and the equity securities issued upon inception of the note of $110,250 has been recorded as a valuation discount. As of September 30, 2017, $46,350 of this amount was amortized as interest expense, resulting in an unamortized balance of $63,900 at September 30, 2017.

(c)

On August 28, 2017, the Company issued an unsecured convertible note to Lucas Holdings in the amount of $105,000. The “Maturity Date” is March 28, 2018. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 5% Original Issue Discount. The note is convertible to common shares at a conversion price of $0.10 per share.

Upon issuance of the note, the Company recorded a debt discount of $64,600 which consisted of (i) the 5% original issue discount of $5,000, (ii) the fixed interest of 5% which aggregated $5,250 and (iii) a beneficial conversion feature of $54,350 and will be amortized as interest expense over the life of the note.

As of September 30, 2017, $14, 198 of this amount was amortized as interest expense, resulting in an unamortized balance of $50,402 at September 30, 2017.

Total interest expense for convertible notes payable for the nine months ended September 30, 2017 and 2016 was $61,056 and $58,576, respectively. Total interest expense for convertible notes payable for the three months ended September 30, 2017 and 2016 was $20,576 and $20,576, respectively.

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

The Series A PS has the following rights and privileges:

●	Senior rights in terms preference as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company;

●	Accrues dividends at a rate of 5% per annum;

●	Mandatorily redeemable at an installment basis starting August 13, 2017 in the amount of $63,000 plus accrued interest. The Company has the option to redeem the Series A shares in cash or in shares of common stock based upon the Company’s 5-day Volume Weighted Average Price (“VWAP”).

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

On July 28, 2017, the Company amended the Certificate of Designations to include the mandatory redemption dates. On January 8th the Company will redeem the $52,500 of Preferred Shares and any accrued but unpaid dividends. Beginning the earlier of the effectiveness of a Registration Statement or January 28, 2018, the Company will begin redeeming the 131,250 preferred shares issued on July 28, 2017. The Company shall redeem $26,250 of Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for five consecutive weeks.

On September 1, 2017, the Company amended the Certificate of Designations. Solely in respect to the 189,000 Preferred Shares that were issued on February 13, 2017 and outstanding as of August 28, 2017, the Company shall redeem $31,500 of the outstanding amount of such Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for six consecutive weeks. Solely in respect to the 52,500 Preferred Shares that were issued on July 7, 2007 and outstanding as of the date of the second amendment, beginning the earlier of the effectiveness of a Registration Statement and January 8, 2018, the Company shall redeem $26,500 of the outstanding amount of such Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for two consecutive weeks.

Beginning the earlier of the effectiveness of a Registration Statement and February 28, 2018, the Company will begin redeeming the 131,250 preferred shares issued on September 1, 2017. The Company shall redeem $26,250 of Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for five consecutive weeks.

During the period ended September 30, 2017, the Company issued 630,000 shares of Series A Preferred Stock in exchange for cash of $555,000, net of original issue discount and legal fees totaling $75,000. As a result, the Company recorded a liability of $630,000 and a debt discount of $75,000. The debt discount is being amortized to interest expense over the redemption period of the Series A Preferred Stock. During the period ended September 30, 2017, the Company also redeemed 283,500 shares of Series A Preferred stock with a value of $283,500 in exchange for 2,368,824 shares of common stock with a fair value of $263,876 and cash payment of $138,322. As a result of these redemptions, the Company recognize interest expense of $118,698 to account the difference between the fair value of common shares issued and cash payment totaling $402,198 and recorded value of the Series A Preferred stock of $283,500.

As of September 30, 2017, the Company has 346,500 Preferred Series A Shares outstanding amounting to $346,500 and unamortized discount of $10,670 or a net balance of $335,830.

8.	EQUITY TRANSACTIONS

The Company’s common stock activity for the nine months ended September 30, 2017 is as follows:

Common Stock

Shares Issued for Services – During the period ended September 30, 2017, the Company issued 7,703,768 common shares to employees and vendors for services rendered with a fair value of $1,545,623 and are expensed based on fair market value of the stock price at the date of grant. Included in these issuances were 4,250,000 shares of common stock with a fair value of $740,000 granted to officers of the Company for services rendered.

Shares Issued to Settle Accounts Payable - During the period ended September 30, 2017, the Company amended an agreement with a vendor and issued 400,000 shares of common stock as full and final payment to the vendor on accounts payable owed of $30,000. The fair value of the shares issued was $56,000 which resulted in a loss on extinguishment of debt totaling $26,000 was recorded as part of the transaction.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the nine months ended September 30, 2017, the Company issued 6,525,000 common shares for a net proceed of $470,000, of which, $20,000 was received in fiscal 2016 and included as part of Subscription Receivable in the accompanying Statement of Stockholders’ Deficit as of December 31, 2016.

Shares Issued from Conversion of Preferred Stock – During the period ended September 30, 2017, 283,500 shares of Series A Preferred Stock plus the redemption premium and interest were redeemed through the issuance of 2,368,824 shares of common stock (see Note 7).

Shares Issued from Conversion of Note Payable - During the period ended September 30, 2017, the Company issued 1,026,195 shares of common stock with a fair value of $181,845 upon conversion of a note payable (see Note 4).

Shares Issued as Part of Convertible Note Payable - During the period ended September 30, 2017, the Company issued 50,000 shares of common stock with a fair market value of $12,500 as part of an issuance of the convertible note (see Note 6).

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

A summary of option activity for the nine months ended September 30, 2017 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,530,953	$0.33	4.03
Granted	11,500,000	0.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2017	22,030,953	$0.27	1.95	$4,876
Vested and expected to vest at September 30, 2017	11,318,406	$0.32		$4,876
Exercisable at September 30, 2017	7,089,286	$0.43		$4,876

For the nine months ended September 30, 2017, the Company approved and granted 5,100,000 non-qualified stock options to employees and 2,000,000 to a Director with an aggregate fair value of approximately $683,000 Each exercisable into one share of our common stock and vest 100% in three years from the grant date.

For the nine months ended September 30, 2017, the Company approved and granted 4,400,000 non-qualified stock options to consultants with an aggregate fair value of $969,481. Each exercisable into one share of our common stock. A total of 4,000,000 options vest based on consultant achieving quantifiable milestones while the remaining 400,000, options vest over 3 years. As of September 30, 2017, the Company determined that the probability of the consultants achieving these milestones was probable. As a result, the Company recorded compensation expense of $57,087 to account the estimated 880,924 options that vest.

The Company also recognized $221,335 in share-based compensation expense for the nine months ended September 30, 2017 based upon the vesting of these options. As of September 30, 2017, total unrecognized stock-based compensation expense was approximately $961,000, which is expected to be recognized as an operating expense through August 2020.

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

Warrants

The Company has the following warrants outstanding as of September 30, 2017 all of which are exercisable:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	18,455,264	$0.19	1.72
Granted	6,006,149	0.20
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2017	24,461,413	$0.19	2.00	$146,107
Vested and exercisable at September 30, 2017	24,461,413	$0.19		$146,107

For the nine months ended September 30, 2017, the Company granted the following warrants:

a.	warrants to purchase 1,755,192 shares of common stock to an officer of the Company pursuant to an extension of a note payable (see Note 5);
b.	warrants to purchase 330,000 shares of common stock pursuant to the issuance of a convertible note payable (see Note 6);
c.	warrants to purchase 1,329,157 shares of common stock to an officer of the Company pursuant to an extension of a note payable (see Note 5);
d.	warrants to purchase 1,316,800 shares of common stock pursuant to extension of a convertible note payable (see Note 6);
e.	warrants to purchase 275,000 shares of common stock in full settlement and release of a disputed, unasserted claim with a fair value of $10,056 which was recorded as part of loss on debt extinguishment; and
f.	warrants to purchase 1,000,000 shares of common stock pursuant to the issuance of a note payable (see Note 4).

9.	COMMITMENTS AND CONTINGENCIES

Litigation

We had one litigation, filed on September 19, 2016. The action was captioned as Multicore Technologies, an Indian Corporation, plaintiff, v. Rocky Wright, an individual, bBooth, Inc., a Nevada corporation, and Blabeey, Inc, a Nevada corporation, defendants. The action is pending in the United States District Court for the Central District of California under Case No.: 2:16-cv-7026 DSF (AJWx). The First Amended Complaint was filed on January 27, 2017, alleging breach of Implied-in-fact Contract and Quantum Meruit relating to services Multicore allegedly performed on behalf of bBooth in connection with various web and mobile applications. Multicore was seeking damages of approximately $157,000 plus interest and cost of suit. We filed an Answer denying Multicore’s claims on March 13, 2017.

On September 15, 2017, the Multicore Action was dismissed by plaintiff as against us in exchange for our guarantee of two payments to be made by another defendant in the action totaling $5,000, for which we have a right of off-set against any sums we may owe such party for services currently being rendered to us by such party.

We know of no other material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

10.	SUBSEQUENT EVENTS

In October 2017, the Company redeemed a total of 48,043 shares of Series A Preferred stock with a carrying value of approximately $48,000 in exchange for 493,182 shares of common stock with fair value of $54,000. As a result, the Company will record interest expense of $6,000 to account the difference between the carrying value of the redeemed Series A Preferred stock and the fair value of the common shares issued.

On October 25, 2017, the Company issued a total of 100,000 shares to charitable organizations, with a fair value of $9,000.

On November 3, 2017, the Company issued 4,657,143 common shares for a net proceed of $326,000.

Subsequent to September 30, 2017, the Company issued 400,000 non-qualified stock options with an exercise price of $0.25 to employees for services to be rendered. The options vest annually in equal installments over three years on each of the employee’s anniversary dates with an estimated fair value of $29,086.

On October 13, 2017, the Company filed an S-1 for the offer and resale by Kodiak Capital Group, LLC, of up to 25,000,000 shares of common stock. As a condition of the filing, the Company received $100,000 in exchange for a $110,000 note payable and 1,000,000 warrants with an exercise price of $.20. The aggregate fair value of the original issue discount and the Warrants issued was $45,349 and was recorded as a valuation discount. On November 13, 2017, the S-1 Registration became effective.

Subsequent to September 30, 2017, 276,667 shares of common stock that were subject to vesting schedules and previously accounted for were issued.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the nine months ended September 30, 2017.

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

Results of Operations for the Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016.

Revenues

We did not have any revenue in 2017 or 2016.

Operating Expenses

Research and development expenses were $109,350 for the three months ended September 30, 2017, as compared to $67,350 for the three months ended September 30, 2016. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications.

General and administrative expenses for the three months ended September 30, 2017 and 2016 was $1,082,131 and $851,815, respectively. The increase was primarily due to an increase in stock based compensation expense of approximately $186,529.

Other expense, net, for the three months ended September 30, 2017 amounted to $689,408, which represented interest expense of $205,038 on outstanding notes payable and $81,959 as interest expense for amortization of debt discount. We also incurred a loss from debt extinguishment in the amount of $424,331. The amount of other expense, net, was higher in 2017 as we did not have loss from debt extinguishment, plus additional interest related to the redemption of Series A Preferred stock, offset by lower amortization of debt discount.

Other Income

Other income for the three months ended September 30, 2017 and 2016 was $21,920 and $16,243, respectively. During 2017 and 2016, we earned income from rental of our interactive booths.

Results of Operations for the Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016.

Revenues

We did not have any revenue in 2017 or 2016.

Operating Expenses

Research and development expenses were $291,190 for the nine months ended September 30, 2017, as compared to $189,166 for the nine months ended September 30, 2016. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications during.

General and administrative expenses for the nine months ended September 30, 2017 and 2016 was $3,052,161 and $2,408,753 respectively. The increase was primarily due to an increase in stock based compensation expense of approximately $678,191.

Other expense, net, for the nine months ended September 30, 2017 amounted to $1,528,044 which represented interest expense of $375,862 on outstanding notes payable and $174,981 as interest expense for amortization of debt discount. We also incurred a loss from debt extinguishment in the amount of $977,201. The amount of other expense, net, was higher in 2017 as we did not have loss from debt extinguishment, plus additional interest related to the redemption of Series A Preferred stock offset by lower amortization of debt discount as most of the debt discounts.

Other Income

Other income for the three months ended September 30, 2017 and 2016 was $21,921 and $47,836, respectively. During 2017 and 2016, we earned income from rental of our interactive booths.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash used in operating activities	$(1,174,534)	$(1,320,202)
Cash used in investing activities	-	(2,494)
Cash provided by financing activities	1,186,678	1,381,070
Increase in cash	$12,144	$58,374

For the nine months ended September 30, 2017, our cash flows used in operating activities amounted to $1,174,534 compared to cash used in 2016 of $1,320,202. The change is due to an increase in business activity which resulted in an additional consulting, salary, and various operating expenses in 2017 compared to 2016. The net decrease is driven by an increase in accounts payable and accrued expenses in 2017 versus 2016.

Our cash provided by financing activities for the nine months ended September 30, 2017 amounted to $1,186,678 which represented $470,000 of proceeds received from issuances of common stock, $555,000 of proceeds received from the issuance of convertible series A preferred stock, $200,000 of proceeds from the issuance of convertible debt, and $100,000 of proceeds from the issuance of notes payable, offset by $138,322 of redemption payments against series A preferred stock. Our cash provided by financing activities for the nine months ended September 30, 2016 amounted to $1,381,000 which represented $1,464,850 of proceeds received from common stock subscriptions, $82,446 of additional borrowings from our Chief Executive Officer offset by $166,226 of repurchases of the Company’s common stock.

As of September 30, 2017, we had cash of $28,906. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $4,454,322 as of September 30, 2017 and incurred a net loss of $4,849,474 and utilized $1,174,534 in cash during the period ended. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

NOTES PAYABLE

The Company has the following notes payable as of September 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	March 21, 2015	March 20, 2018	12%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	September 15, 2017	5%	$101,300	-	101,300
Note payable (c)	September 26, 2016	September 15, 2017	5%	$110,000	110,000	-
Total notes payable					235,000	226,300
Debt discount					(51,442)	(48,942)

Total notes payable, net of debt discount					$183,558	$177,358

(a)	On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

Effective March 20, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with DelMorgan to extend the maturity date of the Note to March 20, 2018. All other terms of the Note remain unchanged.

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

As a result of this agreement, the Company issued a total of 1,026,195 shares of common stock with a fair value of $181,845 to settle the note payable.

(c)	Effective September 26, 2017, we entered into the Purchase Agreement, dated September 15, 2017, with Kodiak Capital Group, LLC (“Kodiak”). Under the Purchase Agreement, the Company may from time to time, in our discretion, sell shares of our common stock to Kodiak for aggregate gross proceeds of up to $2,000,000. Unless terminated earlier, Kodiak’s purchase commitment will automatically terminate on the earlier of the date on which Kodiak shall have purchased our shares pursuant to the Purchase Agreement for an aggregate purchase price of $2,000,000, or September 15, 2019. We have no obligation to sell any shares under the Purchase Agreement.

As provided in the Purchase Agreement, we may require Kodiak to purchase shares of common stock from time to time by delivering a put notice (“Put Notice”) to Kodiak specifying the total number of shares to be purchased (such number of shares multiplied by the Purchase Price described below, equals the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each Put Notice. We may determine the Investment Amount provided that such amount may not be less than $25,000. Our ability to issue Put Notices to Kodiak and require Kodiak to purchase our common stock is not contingent on the trading volume of our common stock. Kodiak will have no obligation to purchase shares under the applicable Purchase Agreement to the extent that such purchase would cause Kodiak to own more than 9.99% of our then-issued and outstanding common stock (the “Beneficial Ownership Limitation”).

For each share of our common stock purchased under the Purchase Agreement, Kodiak will pay a Purchase Price equal to 80% of the Market Price. The Market Price is defined as the volume weighted average price (the “VWAP”) on the principal trading platform for the Common Stock, as reported by OTC Markets Group, Inc. (“OTC Markets”), for the five consecutive trading days immediately preceding the closing request date (each, a “Closing Request Date”) associated with the applicable Put Notice (the “Valuation Period”). Kodiak’s obligation to purchase shares is subject to customary closing conditions, including without limitation a requirement that this registration statement remain effective registering the resale by Kodiak of the shares to be issued under the Purchase Agreement (the “Registration Statement”).

Effective September 26, 2017, as a commitment fee under the Purchase Agreement for which we received no proceeds, we issued to Kodiak an unsecured Promissory Note (the “Commitment Note”), dated September 15, 2017, for the principal amount of $100,000 with interest at the rate of 5% per annum, payable nine months from the issue date. The Purchase Agreement provides that in the event this Registration Statement is not effective by December 31, 2017, through no fault of ours, the Commitment Note shall be deemed cancelled, null and void, and of no further force and effect. In exchange for proceeds of $100,000, we issued to Kodiak an additional unsecured Promissory Note (the “First Note”), dated September 15, 2017 and effective September 26, 2017, in the principal amount of $110,000 with interest at the rate of 5% per annum, payable six months from the issue date. Upon the filing of this Registration Statement, and in exchange for additional proceeds of $100,000, we issued to Kodiak an additional note (the “Second Note”) for the principal amount of $110,000 with interest at the rate of 5% per annum, payable six months from the issue date. (the Commitment Note, the First Note, and the Second Note hereinafter referred to collectively as the “Notes”) The principal amount and accrued interest under the Notes are not convertible except in the event of default. In the event of default, the conversion price for the Notes shall be the lesser of $0.25 per share or 70% of the lowest trading price during the ten-trading-day period prior to the conversion date. Conversion of the Notes is subject to the Beneficial Ownership Limitation.

Effective September 26, 2017, and as an additional commitment fee under the Purchase Agreement, we issued to Kodiak two Common Stock Purchase Warrants, the first of which entitles Kodiak to purchase up to 1,000,000 shares of our Common Stock at an exercise price of $0.15 per share (the “First Warrant”), and the second of which entitles Kodiak to purchase up to 1,000,000 shares of our Common Stock at an exercise price of $0.20 per share (the “Second Warrant”), to be issued only upon, and subject to, the filing of the registration statement. The Purchase Agreement also provides for the issuance of a third Common Stock Purchase Warrant as an additional commitment fee, entitling Kodiak to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.25 per share (the “Third Warrant”), to be issued only upon, and subject to, the occurrence of the first Closing Date.

As of September 30, 2017, only the First Note and First Warrant were effective. The aggregate fair value of the original issue discount and the Warrants issued was $52,605 and was recorded as a valuation discount. The balance of the valuation discount at September 30, 2017 was $51,442.

NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note 1	Year 2015	August 8, 2018	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 8, 2018	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	December 4, 2018	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	December 4, 2018	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

●	On various dates during the year ended December 31, 2015, Rory J. Cutaia, the Company’s majority shareholder and Chief Executive Officer, loaned the Company total principal amounts of $1,203,242. The loans were unsecured and all due on demand, bearing interest at 12% per annum. On December 1, 2015, the Company entered into a Secured Convertible Note agreement with Mr. Cutaia whereby all outstanding principal and accrued interest owed to Mr. Cutaia from previous loans amounting to an aggregate total of $1,248,883 and due on demand, was consolidated under a note payable agreement, bearing interest at 12% per annum, and converted from due on demand to due in full on April 1, 2017. In consideration for Mr. Cutaia’s agreement to consolidate the loans and extend the maturity date, the Company granted Mr. Cutaia a senior security interest in substantially all current and future assets of the Company. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

On May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $1,198,883 Secured Note due on April 1, 2017 to August 1, 2018.

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

On May 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $189,000 Unsecured Note due on April 1, 2017 to August 1, 2018. All other terms of the Note remain unchanged.

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

On August 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $343,326 Unsecured Note due on August 4, 2017 to December 4, 2018.

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

On August 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia to extend the maturity date of the $121,875 Unsecured Note due on August 4, 2017 to December 4, 2018. All other terms of the Note remain unchanged.

CONVERTIBLE NOTE PAYABLE

The Company has the following notes payable as of September 30, 2017 and December 31, 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2017	Balance at December 31, 2016
					(Unaudited)
Note payable (a)	Various	August 4, 2017	12%	$600,000	$680,268	$680,268
Note payable (b)	June 19, 2017	February 19, 2018	5%	$110,250	110,250	-
Note payable (c)	August 21, 2017	March 21, 2018	5%	$110,250	110,250	-
Total notes payable					900,768	680,268
Debt discount					(114,302)	-

Total notes payable, net of debt discount					$786,466	$680,268

(a)	The Company entered into a series of unsecured loan agreement with Oceanside Strategies, Inc. (“Oceanside”) a third party-lender, in the aggregate principal amount of $600,000 through December 31, 2015. The loans bear interest at rates ranging from 5% to 12% per annum and were due on demand.

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

Effective December 30, 2016, the Company entered into an extension agreement (the “Extension Agreement”) with Oceanside to extend the maturity date of the Note to August 4, 2017. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017, the Company issued Oceanside 2,429,530 share purchase warrants, exercisable at $0.08 per share until December 29, 2019.

Effective August 4, 2017, the Company entered into an extension agreement (the “Extension Agreement”) with Oceanside to extend the maturity date of the Note to August 4, 2018. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2018, the Company issued Oceanside 1,318,800 share purchase warrants, exercisable at $0.15 per share until August 3, 2022.

(b)	On June 19, 2017, the Company issued an unsecured convertible note to Lucas Holdings in the amount of $105,000 in exchange for 50,000 shares of common stock and a three-year warrant to acquire 330,000 shares of the Company’s common stock with an exercise price of $.30 per share. The “Maturity Date” is February 18, 2018. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 5% Original Issue Discount.

(c)	On August 28, 2017, the Company issued an unsecured convertible note to Lucas Holdings in the amount of $105,000. The “Maturity Date” is March 28, 2018. A one-time interest charge of five percent (5%) (“Interest Rate”) is to be applied on the Issuance Date to the original principal amount. In addition, there is a 5% Original Issue Discount.

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

On July 7, 2017, the Company issued 52,500 shares of Series A Preferred stock for cash proceeds of $50,000 (the “Second Closing”). As a result of this transaction the Company will record liability of $52,500 and a debt discount of $2,500 upon issuance.

On July 28, 2017, the Company has agreed to issue 262,500 shares of Series A Preferred stock for cash proceeds of $250,000. $125,000 was paid to the Company on July 28, 2017 (the “Third Closing”), and the remaining $125,000 was paid on September 1, 2017 (the “Fourth Closing”). As a result of this transaction, the Company will record liability of $262,500 and debt discount of $12,500 upon issuance.

On July 28, 2017, the Company amended the Certificate of Designations to include the mandatory redemption dates. On January 8th the Company will redeem the $52,500 of Preferred Shares and any accrued but unpaid dividends. Beginning the earlier of the effectiveness of a Registration Statement or January 28, 2018, the Company will begin redeeming the 131,250 preferred shares issued on July 28, 2017. The Company shall redeem $26,250 of Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for five consecutive weeks.

On September 1, 2017, the Company amended the Certificate of Designations. Solely in respect to the 189,000 Preferred Shares that were issued on February 13, 2017 and outstanding as of August 28, 2017, the Company shall redeem $31,500 of the outstanding amount of such Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for six consecutive weeks. Solely in respect to the 52,500 Preferred Shares that were issued on July 7, 2007 and outstanding as of the date of the second amendment, beginning the earlier of the effectiveness of a Registration Statement and January 8, 2018, the Company shall redeem $26,500 of the outstanding amount of such Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for two consecutive weeks. Beginning the earlier of the effectiveness of a Registration Statement and February 28, 2018, the Company will begin redeeming the 131,250 preferred shares issued on September 1, 2017. The Company shall redeem $26,250 of Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for five consecutive weeks.

During the period ending September 30, 2017, 283,500 of Series A Preferred Stock plus the redemption premium and interest were redeemed through the issuance of 2,368,824 shares of common stock and a payment of $138,500. The fair value of the 2,368,824 shares was $263,876, the $118,698 over the $283,500 of Preferred Stock redeemed was recorded as interest expense as of September 30, 2017.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2017, the Multicore Action was dismissed by plaintiff as against us in exchange for our guarantee of two payments to be made by another defendant in the action totaling $5,000, for which we have a right of off-set against any sums we may owe such party for services currently being rendered to us by such party.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the nine months ended September 30, 2017, the Company issued 7,703,768 shares of common stock to vendors and recorded stock compensation expense of $1,545,623.

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

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the nine months ended September 30, 2017, the Company issued 6,525,000 common shares for a net proceed of $450,000.

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

On August 29, 2017 the Company issued 403,739 shares to make-whole the $43,515 short-fall from the initial issuance. As a result of the issuance, the Company recognized a loss on extinguishment of $56,523 to account for the fair market value of the shares issued (see Note 4).

On September 25, 2017 the Company issued 160,456 shares to make-whole the $13,029 short-fall from the second issuance. As a result of the issuance, the Company recognized a loss on extinguishment of $14,441 to account for the fair market value of the shares issued (See Note 4).

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

On July 7, 2017, the Company issued 52,500 shares of Series A Preferred stock for cash proceeds of $50,000 (the “Second Closing”). As a result of this transaction the Company will record liability of $52,500 and a debt discount of $2,500 upon issuance.

On July 28, 2017, the Company has agreed to issue 262,500 shares of Series A Preferred stock for cash proceeds of $250,000. $125,000 was paid to the Company on July 28, 2017 (the “Third Closing”), and the remaining $125,000 was paid on September 1, 2017 (the “Fourth Closing”). As a result of this transaction, the Company will record liability of $262,500 and debt discount of $12,500 upon issuance.

On July 28, 2017, the Company amended the Certificate of Designations to include the mandatory redemption dates. On January 8th the Company will redeem the $52,500 of Preferred Shares and any accrued but unpaid dividends. Beginning the earlier of the effectiveness of a Registration Statement or January 28, 2018, the Company will begin redeeming the 131,250 preferred shares issued on July 28, 2017. The Company shall redeem $26,250 of Preferred Shares an any accrued but unpaid dividends thereon on the first business day of each week for five consecutive weeks.

During the period ending September 30, 2017, 283,500 of Series A Preferred Stock plus the redemption premium and interest were redeemed through the issuance of 2,368,824 shares of common stock and a payment of $138,500. The fair value of the 2,368,824 shares was $263,876, the $118,698 over the $283,500 of Preferred Stock redeemed was recorded as interest expense as of September 30, 2017.

Shares Issued as Part of Convertible Note Payable - The Company issued 50,000 shares of common stock with a fair market value of $12,500.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description

2.1(2)	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.) and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.)
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Certificate of Change
3.4(2)	Articles of Merger
4.1(20)	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC
4.2(20)	Common Stock Purchase Warrant (Second Warrant dated September 15, 2017, issued to Kodiak Capital Group, LLC
4.3(20)	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC
4.4(20)	Promissory Note (Commitment Note), dated September 15, 2017, to Kodiak Capital Group, LLC
4.5(20)	Promissory Note (First Note), dated September 15, 2017, to Kodiak Capital Group, LLC
4.6(20)	Promissory Note (Second Note), dated September 15, 2017, issued to Kodiak Capital Group, LLC
10.1(2)	2014 Stock Option Plan
10.3(3)	Employment Agreement – Rory Cutaia
10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.
10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright
10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.
10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright
10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright
10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.
10.10(5)	Form of Termination Agreement and Release dated January 20, 2015
10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin
10.12(7)	Engagement letter dated March 20, 2015 among bBooth, Inc., DelMorgan Group LLC and Globalist Capital, LLC
10.13(7)	Form of Note Purchase Agreement dated March 20, 2015
10.14(7)	Form of Warrant Certificate dated March 20, 2015
10.15(8)	12% Secured Convertible Note Issued to Rory J. Cutaia
10.16(8)	Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note
10.17(8)	12% Unsecured Convertible Note issued to Rory J. Cutaia
10.18(8)	12% Unsecured Note issued to Audit Prep Services, LLC
10.19(9)	Form of Stock Repurchase Agreements
10.20(10)	Form of Private Placement Subscription Agreement
10.21(10)	Form of 12% Secured Convertible Note Issued to Rory J. Cutaia
10.22(10)	Form of Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note
10.23(10)	Form of Warrant Agreement for Rory J. Cutaia
10.24(10)	Form of 12% Unsecured Convertible Note issued to Rory J. Cutaia
10.25(10)	Form of 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.26(10)	Form of Warrant Agreement for Oceanside Strategies, Inc.
10.27(11)	Private Placement Subscription Agreement
10.28(11)	Form of Option Agreement for Messrs. Geiskopf and Cutaia
10.29(12)	July 12, 2016 Term Sheet with Nick Cannon
10.30(12)	Form of Option Agreement for Jeff Clayborne
10.31(13)	Form of Engagement Agreement dated August 8, 201 between bBooth, Inc. and International Monetary

10.32(14)	Private Placement Subscription Agreement
10.33(15)	April 2016 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.34(15)	Extension Agreement and Amendment to 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.35(15)	Warrant Agreement for Oceanside Strategies, Inc.
10.36(16)	Securities Purchase Agreement by and between the Company and the Purchaser, dated February 13, 2017
10.37(16)	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated February 13, 2017
10.37(a)(19)	Amended Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated July 28, 2017
10.38(16)	Letter from Anton & Chia, LLP, dated February 15, 2017 to the Securities and Exchange Commission
10.39(17)	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 4, 2017
10.40(17)	Certificate of Correction, as filed with the Secretary of State of the State of Nevada on April 17, 2017
10.41(18)	On June 22, 2017, the Company moved its headquarters to 344. S. Hauser Blvd., Ste 414, Los Angeles CA 90036. The Company’s telephone number remains the same; 855-250-2300.
10.42(20)	Equity Purchase Agreement dated September 15, 2017 between nFüsz, Inc. and Kodiak Capital Group, LLC
10.43(20)	Registration Rights Agreement dated September 15, 2017 between nFüsz, Inc. and Kodiak Capital Group, LLC
10.44(22)	Amendment to Registration Rights Agreement, dated October 12, 2017, between nFüsz, Inc. and Kodiak Capital Group, LLC
14.1(2)	Code of Ethics and Business Conduct
21.1	Subsidiaries bBooth (USA), Inc. (Nevada) Global System Designs Inc. (Canada)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Previously filed as exhibits to our company’s registration statement on Form S-1, on April 8, 2013, File Number 333-187782 and incorporated herein.
(2)	Previously filed as exhibits to our company’s current report on Form 8-K on October 22, 2014 and incorporated herein.
(3)	Previously filed as an exhibit to our company’s current report on Form 8-K on November 24, 2014 and incorporated herein.
(4)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 17, 2014 and incorporated herein.
(5)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 26, 2015 and incorporated herein.
(6)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 9, 2015 and incorporated herein.
(7)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 27, 2015 and incorporated herein.
(8)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 1, 2015 and incorporated herein.
(9)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 28, 2016 and incorporated herein.
(10)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 4, 2016 and incorporated herein.
(11)	Previously filed as an exhibit to our company’s current report on Form 8-K on May 5, 2016 and incorporated herein.
(12)	Previously filed as an exhibit to our company’s current report on Form 8-K on July 12, 2016 and incorporated herein.
(13)	Previously filed as an exhibit to our company’s current report on Form 8-K on August 8, 2016 and incorporated herein.
(14)	Previously filed as an exhibit to our company’s current report on Form 8-K on September14, 2016 and incorporated herein.
(15)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 7, 2017 and incorporated herein.
(16)	Previously filed as an exhibit to our company’s current report on Form 8-K on February 14, 2017 and incorporated herein.
(17)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 21, 2017 and incorporated herein.
(18)	Previously filed as an exhibit to our company’s current report on Form 8-K on June 22, 2017 and incorporated herein.
(19)	Filed as an exhibit to our company’s quarterly report on Form 10-Q on August 10, 2017 and incorporated herein.
(20)	Previously filed as an exhibit to our Company’s Current Report on Form 8-K on October 2, 2017 and incorporated herein.
(21)	Previously filed as an exhibit to our Company’s Current Report on Form 8-K on October 13, 2017 and incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nFÜSZ, INC.

November 14, 2017	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

November 14, 2017	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer

