Form 10-K
period 2017-12-31
nFusz, Inc.
filed 2018-04-02
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

79,616,601 shares of common stock at a price of $.21 per share for an aggregate market value of $16,719,486.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 30, 2018, there were 152,126,286 shares of common stock outstanding.

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

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and the “Company” refer to nFüsz, Inc., a Nevada corporation, and our wholly-owned subsidiaries, bBooth (USA), Inc. and Global System Designs Inc., unless otherwise specified.

Corporate Overview – Formation, Corporate Changes and Material Mergers and Acquisitions

Organization

Cutaia Media Group, LLC (“CMG”) was a limited liability company formed on December 12, 2012 under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG was merged into bBooth, Inc. and bBooth, Inc. changed its name to bBooth (USA), Inc. The operations of CMG and bBooth (USA), Inc. became known as, and are referred to in this Report as, “bBoothUSA”.

On October 16, 2014, bBoothUSA completed a Share Exchange Agreement with Global System Designs, Inc. (“GSD”) which was accounted for as a reverse merger transaction. In connection with the closing of the Share Exchange Agreement, GSD management was replaced by bBoothUSA management, and GSD changed its name to bBooth, Inc.

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on April 4, 2017 and a Certificate of Correction with the Secretary of State of the State of Nevada on April 17, 2017. The merger became effective on April 21, 2017. Our board of directors approved the merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the merger was not required.

On the effective date of the name change merger, our name was changed to “nFüsz, Inc.” and our Articles of Incorporation, as amended (the “Articles”), were further amended to reflect our new legal name. With the exception of the name change, there were no other changes to our Articles.

Our Business

We have developed proprietary interactive video technology which serves as the basis for certain products and services that we market under the brand name “notifi”. Our notifiCRM, notifiADS, notifiLINKS, and notifiWEB products are cloud-based, software-as-a-service (“SaaS”), customer relationship management (“CRM”), sales lead generation, advertising and social engagement software, accessible on mobile and desktop platforms, that we license to individual consumers, sales-based organizations, consumer brands, marketing and advertising agencies, as well as to artists and social influencers. Our notifiCRM platform is an enterprise scalable, subscription-based customer relationship management program that incorporates proprietary, interactive audio/video messaging and interactive on-screen “virtual salesperson” communications technology. Our notifiCRM is distinguished from other CRM programs because it utilizes interactive video as the primary means of communication between our subscribers and their clients or prospects. Such clients and prospects can respond to notifiCRM subscribers’ calls to action in real time by clicking on links embedded in the video, all without leaving or stopping the video. Subscribers also have access to detailed analytics that reflect when the videos were viewed, by whom, how many times, for how long, and what items were clicked-on in the video to assist subscribers in determining the possible interest level of that particular client or prospect in the subject matter of the video. Our notifiTV and notifiLIVE products are also part of our proprietary interactive video platform that allows viewers to interact with pre-recorded as well as live broadcast video content by clicking on links embedded in on-screen people, objects, graphics or sponsors’ signage. Viewers can experience our notifiTV and notifiLIVE interactive content and capabilities on most devices available in the market today without the need to download special software or proprietary video players.

Revenue Generation

We generate revenue from the following sources:

●	Recurring subscription fees paid by enterprise users for access to the applications to, and access by, enterprise employees or affiliates

●	Recurring subscription fees paid by non-enterprise individual users

●	In-app and online purchases by users to access various premium services, features, functionality, and options of the platform (such as the ability to create, edit and send interactive videos, among several other interactive video features and functionality);

●	User data/lead generation fees from the sale or licensing of demographic data

Operations

Our company is headquartered in Los Angeles, California, where our executive, administration and operational management are based.

Our Market

Our market is intentionally broad and it includes sales-based organizations, consumer brands, ad agencies, online marketers, advertisers, sponsors, social media celebrities, entertainment celebrities and performance artists, enterprise users - large and small, religious organizations, health care providers, network marketing and multi-level marketing companies, media companies, major motion picture studios, social media companies, schools and training facilities, and virtually any other person or organization that seeks to attract, engage, and communicate with prospects, customers, consumers, fans, followers, patients, friends, and subscribers, among others, online, utilizing automated, interactive video technology.

Distribution Methods

Our distribution method is as follows:

1.	Prospective customers and clients can subscribe to our notifiCRM software service on a monthly or annual contract through a simple web-based sign-up form accessible on our website (nFüsz.com), as well as through interactive sign-up links that we distribute via email and text, as well as through social media.

2.	Enterprise users can subscribe to our notifiCRM service and then distribute custom-branded sign-up links to their internal and external staff via email or other electronic means.

3.	We enter into license or partnership agreements with other CRM providers to incorporate our notifiCRM technology into such other CRM providers’ software platform that they offer to their existing and prospective client base, for an additional monthly fee which is shared with us. In January 2018, we entered into such an agreement with Oracle America, Inc. to integrate our notifiCRM product into their NetSuite platform on a revenue share basis. In addition, in February 2018, we entered into a similar agreement with Marketo, Inc. to integrate our notifiCRM product into their platform on a revenue share basis.

4.	We enter into license or partnership agreements with digital marketing companies and advertising agencies to resell our notifiCRM technology to their existing and prospective client base, for monthly fees which are shared with us. In March 2018, we entered into such an agreement with Ignite Visibility t both utilize and resell our notifiCRM product to their clients on a revenue share basis. In addition, in March 2018, we entered into a similar agreement with dr2marketing to both utilize as well as resell our notifiCRM product to their clients on a revenue share basis.

5.	We employ a direct sales team, as well as outside sales consultants.

Marketing

We utilize our own proprietary interactive video platform as the foundation of our ongoing marketing initiatives. Our initiatives include daily, broad-based social media engagement by a dedicated team of full-time employees and outside consultants; management of our interactive video-based website; interactive video-based email campaigns, radio commercials, as well as our CEO’s weekly guest appearance on iHeart Radio’s CEO Money Radio Show, among many other ongoing initiatives designed to increase awareness of our products and services and drive conversion and adoption rates.

Competition

While we aware of numerous providers of customer relationship management software and related services, we are unaware of any offering products or services in the marketplace that incorporate interactive video technology or utilize customizable calls-to-action embedded in video as the primary means of communication between subscribers and their prospects and customers.

Intellectual Property

Our notifiCRM technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to our plan of operations.

Research and Development

We spent $375,220 and $257,803 on research and development during the year ended December 31, 2017 and 2016 respectively. These funds were primarily used for development of our notifiCRM software.

Sources and Availability of Products and Names of Principal Suppliers

We currently rely on certain key suppliers and vendors in the coding and maintenance of its software. Management believes it has mitigated the associated risks of these single-source vendor relationships by ensuring that the Company has access to additional qualified vendors and suppliers to provide like or complementary services.

Dependence on Key Customers

Based on our business plan and anticipated future activities as described in this annual report, we do not expect to have any significant customer concentration and accordingly, we do not expect to be dependent on any key customers.

Government Regulation

Government regulation is not of significant concern for our business nor is government regulation expected to become an impediment to the business in the near or mid-term as management is currently unaware of any planned or anticipated government regulation that would have a material impact on the business. Our management believes it currently possesses all requisite authority to conduct its business as described in this annual report.

Employees

We currently operate with 7 full time employees. We also employ consultants on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions including marketing and accounting. None of our employees or consultants, all of whom work in North America, are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees and consultants are excellent.

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

To date, we have not derived any revenues from our operations and have incurred losses since inception. Our net loss was $7,266,553 for the year ended December 31, 2017. As of December 31, 2017, we had stockholders’ deficit of $5,789,037. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

Our independent auditors have indicated in their report on our December 31, 2017 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

The production and distribution of entertainment content is an inherently risky business because the revenue that may be derived depends primarily on the content’s acceptance by the public, which is difficult to predict. Consumer and audience tastes change frequently, and it is a challenge to anticipate what offerings will be successful at a certain point in time. In addition, competing entertainment content, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy and increasing digital and on-demand distribution offerings may also affect the audience for our content. Our expenses may increase as we invest in new programming ideas, and there is no guarantee that the new programming will be successful or generate sufficient revenue to recoup the expenditures.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our President and Chief Executive Officer, Mr. Rory J. Cutaia. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

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

We are currently authorized to issue up to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock, of which 152,126,286 shares of common stock and zero shares of preferred stock are currently issued and outstanding as of March 30, 2018. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Trading on the OTC Bulletin Board and the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board and on the OTCQB operated by the OTC Markets Group, Inc. Trading in stock quoted on these markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, neither of these markets are a stock exchange, and trading of securities on these markets is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own over 36% of our outstanding voting stock. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

The production and distribution of entertainment content is an inherently risky business because the revenue that may be derived depends primarily on the content’s acceptance by the public, which is difficult to predict. Consumer and audience tastes change frequently, and it is a challenge to anticipate what offerings will be successful at a certain point in time. In addition, competing entertainment content, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy and increasing digital and on-demand distribution offerings may also affect the audience for our content. Our expenses may increase as we invest in new programming ideas, and there is no guarantee that the new programming will be successful or generate sufficient revenue to recoup the expenditures.

ITEM 2. PROPERTIES

We maintain office in Los Angeles, California under an operating lease that expires on April 30, 2018 for monthly rent of $4,743. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3. LEGAL PROCEEDINGS

We do not have any pending litigation. On September 19, 2016, an action captioned Multicore Technologies, an Indian Corporation, plaintiff, v. Rocky Wright, an individual, bBooth, Inc., a Nevada corporation, and Blabeey, Inc., a Nevada corporation, defendants, was filed in the United States District Court for the Central District of California under Case No.: 2:16-cv-7026 DSF (AJWx).

On September 15, 2017, the litigation was dismissed by plaintiff as against us. No payment was made to plaintiff by us in connection with the dismissal of the litigation against us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the Over the Counter Bulletin Board and on the OTCBQ operated by the OTC Markets Group, Inc. under the symbol “FUSZ.” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

Quarter Ended	High Bid	Low Bid
December 31, 2017	$0.14	$0.08
September 30, 2017	$0.23	$0.07
June 30, 2017	$0.51	$0.09
March 31, 2017	$0.16	$0.07
December 31, 2016	$0.17	$0.05
September 30, 2016	$0.20	$0.08
June 30, 2016	$0.18	$0.05
March 31, 2016	$0.10	$0.03

On March 29, 2018, the closing price of our common stock as reported by the OTC Markets Group was $1.45 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Action Stock Transfer Corporation, located at 2469 East Fort Union Boulevard, Suite 214, Salt Lake City, Utah 84121. Their telephone number is (801) 274-1088 and their fax number is (801) 274-1099.

Holders of Common Stock

As of March 30, 2018, there were approximately 86 holders of record of our common stock. As of such date, 152,126,286 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders	21,840,953	$0.26	-
Total	21,840,953	$0.26	-

Effective October 16, 2014, our board of directors adopted and approved the 2014 Stock Option Plan. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long-range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business.

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

Recent Sales of Unregistered Securities

During our fiscal years ended December 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Quarterly Report on Form 10-Q or in a Current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form10-K.

Overview

We were incorporated in the State of Nevada on November 27, 2012. Following incorporation, our business related to the development and marketing of “green building” information for homeowners and owners-builders. In January 2013, we formed a Canadian subsidiary, “Global System Designs Inc.” in response to Canadian demand for consultative building services. In the second quarter of 2014, we decided to explore alternative business opportunities in order to maximize stockholder value. As a result, we entered into the Exchange Agreement with bBooth USA, which closed on October 16, 2014.

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

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was affected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name change merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on April 4, 2017 and a Certificate of Correction with the Secretary of State of the State of Nevada on April 17, 2017. The merger became effective on April 21, 2017. Our board of directors approved the merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the name change merger was not required.

On the effective date of the name change merger, our name was changed to “nFüsz, Inc.” and our Articles of Incorporation, as amended (the “Articles”), were further amended to reflect our new legal name. With the exception of the name change, there were no other changes to our Articles.

Our Business

We have developed proprietary interactive video technology which serves as the basis for certain products and services that we market under the brand name “notifi”. Our notifiCRM, notifiADS, notifiLINKS, and notifiWEB products are cloud-based, software-as-a-service (“SaaS”), customer relationship management (“CRM”), sales lead generation, advertising and social engagement software, accessible on mobile and desktop platforms, that we license to individual consumers, sales-based organizations, consumer brands, marketing and advertising agencies, as well as to artists and social influencers. Our notifiCRM platform is an enterprise scalable, subscription-based customer relationship management program that incorporates proprietary, interactive audio/video messaging and interactive on-screen “virtual salesperson” communications technology. Our notifiCRM is distinguished from other CRM programs because it utilizes interactive video as the primary means of communication between the subscribers and their clients or prospects. Such clients and prospects can respond to notifiCRM subscribers’ calls to action in real time by clicking on links embedded in the video, all without leaving or stopping the video. Subscribers also have access to detailed analytics that reflect when the videos were viewed, by whom, how many times, for how long, and what items were clicked-on in the video to assist subscribers in determining the possible interest level of that particular client or prospect in the subject matter of the video. Our notifiTV and notifiLIVE products are also part of our proprietary interactive video platform that allows viewers to interact with pre-recorded as well as live broadcast video content by clicking on links embedded in on-screen people, objects, graphics or sponsors’ signage. Viewers can experience our notifiTV and notifiLIVE interactive content and capabilities on most devices available in the market today without the need to download special software or proprietary video players.

Revenue Generation

We generate revenue from the following sources:

●	Recurring subscription fees paid by enterprise users for access to the applications by enterprise employees or affiliates

●	Recurring subscription fees paid by non-enterprise individual users

●	In-app and online purchases by users to access various premium services, features, functionality, and options of the platform (such as the ability to create, edit and send interactive videos, among several other interactive video features and functionality)

●	User data/lead generation fees from the sale or licensing of demographic data

Results of Operations

Years Ended December 31, 2017 and 2016

The following is a comparison of the results of our operations for the year ended December 31, 2017 and 2016.

	For the Year Ended
	December 31, 2017	December 31, 2016	$ Change

Net sales	$5,914	$-	$5,914

Research and development expense	375,220	257,803	117,417
General and administrative expense	4,327,529	2,873,185	1,454,344
Loss from operations	(4,696,835)	(3,130,988)	(1,565,847)
Other income	20,099	52,898	(32,799)
Other expense, net	(2,588,217)	(1,195,149)	(1,393,068)
Loss before income taxes	(7,264,953)	(4,273,239)	(2,991,714)
Income tax provision	1,600	866	734
Net loss	$(7,266,553)	$(4,274,105)	$(2,992,448)

Revenues

Revenues consist of Software-as-a-Service (SaaS) platform which was launched during the fourth quarter of fiscal 2017. There was no similar transaction in fiscal 2016.

Operating Expenses

Research and development expenses are primarily expenses to vendors contracted to perform research projects and develop technology. In 2017 and 2016 our research and development initiatives supported our cloud-based products, Software-as-a-Service (SaaS) platform. Our Research and development expenses increased $117,417 compared to 2016 due to additional product development and testing.

General and administrative expenses for 2017 increased by $1,454,344 as compared to 2016. The increase in general and administrative expenses is primarily due an increase in stock compensation expense of $1,231,843, plus increased labor and creative consulting of $241,278 driven by growth in our operations.

Other expense, net, for 2017 amounted to $2,588,217, which represented $977,203 loss from debt extinguishment, $643,481 of financing costs driven by derivative liabilities associated with convertible debt, interest expense of $555,094 on outstanding notes payable during this timeframe, and $418,339 of interest expense for amortization of debt discount. The amount of other expense, net, was higher in 2017 due to financing costs $643,481, an increase in loss on debt extinguishment of $851,228, and increased interest expense of $214,514 driven by additional debt.

Other Income

We earned $20,099 for fiscal 2017 compared to $52,898 for fiscal 2016. The decrease in other income is due to the transition from the rental of interactive booths as the primary business to a Software-as-a-Service (SaaS) business model.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, financing costs and changes in fair value of derivative liability.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	For the Year Ended
	December 31, 2017	December 31, 2016

Net loss	$(7,266,553)	$(4,274,105)

Modified EBITDA
Other income	(20,099)	(52,898)
Stock compensation expense	2,533,245	1,301,402
Debt extinguishment	977,203	455,975
Financing costs	643,481	-
Interest expense	555,094	340,580
Amortization of debt discount	418,339	398,594
Depreciation	21,512	21,301
Income tax provision	1,600	866
Change in fair value of derivative liability	(5,900)	-
Total Adjustments	5,124,475	2,465,820
Net loss	$(2,142,078)	$(1,808,285)

The $333,793 decrease in modified EBITDA for the year ended December 31, 2017 compared to the same period in 2016, resulted from the increase in creative consulting $241,278 and research and development $117,417 in 2017.

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2017 and 2016.

	For the Year Ended
	December 31, 2017	December 31, 2016
Cash used in operating activities	$(1,676,737)	$(1,604,013)
Cash used in investing activities	-	(2,494)
Cash provided by financing activities	1,670,535	1,520,250
Decrease increase in cash	$(6,202)	$(86,257)

For the year ended December 31, 2017, our cash flows used in operating activities amounted to $1,676,737, compared to cash used in 2016 of $1,604,013. Our cash used in operations was higher in 2017 due primarily due to increased costs associated with the launch of our Software-as-a-Service (SaaS) platform in the fourth quarter of fiscal 2017.

Our cash used in investing activities in 2016 amounted to $2,494 used in purchase of fixed assets. No fixed assets were purchased in 2017.

Our cash provided by financing activities in 2017 amounted to $1,670,535, resulting from proceeds from convertible notes payable of $813,000, proceeds from stock subscriptions of $796,000, proceeds from issuance of series A preferred stock of $555,000, and proceeds from issuance of common shares of $50,000 from exercise of Put option, offset by the redemption of series A preferred of $543,465. Our cash provided by financing activities in 2016 amounted to $1,520,229, resulting from proceeds from stock subscriptions of $1,524,009, proceeds from issuance of notes payable of $80,000, and proceeds from issuance of notes payable from related parties of $92,446, offset by stock repurchases of $166,226 with three former employees and consultants, and principal repayments of notes payable.

As of December 31, 2017, we had cash of $10,560 and a working capital deficit of $5,828,371, as compared to cash of $16,762 and a working capital deficit of $3,536,325 at December 31, 2016. The decrease in cash and working capital at December 31, 2017 compared to December 31, 2016 was primarily the result of continued losses from operations due to the launch of our SaaS platform in the fourth quarter of fiscal 2017. We estimate our operating expenses for the next twelve months will continue to exceed any revenues we generate, and we will need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. During the year ended December 31, 2017, we incurred net loss of $7,266,553 and a stockholders’ deficit of $5,789,037 as of December 31, 2017. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include derivative liability, valuation of debt and equity instruments, share-based compensation arrangements and long-lived assets. Amounts could materially change in the future.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

Share Based Payment

The Company issues stock options, stock warrants, common stock, and equity interests as share-based compensation to employees and non-employees.

The Company accounts for its share-based compensation to employees in accordance FASB ASC 718 “Compensation – Stock Compensation.” Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2017 and 2016 are as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Expected life in years	2.5 to 5.0	2.5 to 5.0
Stock price volatility	84.36% - 173.92%	87.19% - 153.07%
Risk free interest rate	1.22% - 2.23%	1.22% - 1.24%
Expected dividends	0%	0%
Forfeiture rate	21%	20%

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

Concentrations

During the year ended December 31, 2017, the Company had a single vendor that accounted for 20.7% of all purchases, and 18.1% of all purchases in the same period in the prior year.

Recently Issued Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Notes Payable

The Company has the following notes payable as of December 31, 2017 and 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2017	Balance at December 31, 2016

Note payable (a)	March 21, 2015	March 21, 2018	12%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	June 15, 2017	5%	$101,300	-	101,300
Total notes payable					125,000	226,300
Debt discount					-	(48,942)

Total notes payable, net of debt discount					$125,000	$177,358

(a)	March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan agreed to act as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

Effective March 20, 2017, for no additional consideration the Company entered into an extension agreement with the third-party lender to extend the maturity date of the Note to March 21, 2018. All other terms of the Note remain unchanged.

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

During the year ended December 31, 2017, the Company settled the debt in exchange for 1,026,195 shares of its Common Stock with a fair value of $181,845.

Notes Payable – Related Parties

The Company has the following related parties notes payable as of December 31, 2017 and 2016:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2017	Balance at December 31, 2016

Note 1	December 1, 2015	August 1, 2018	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 1, 2018	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	December 4, 2018	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	December 4, 2018	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

(1)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer (CEO), to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest rate of 12% per annum, secured by the Company’s assets and matured on April 1, 2017. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. In consideration, the Company issued Mr. Cutaia a three-year warrant to purchase 1,755,192 shares of common stock at a price of $0.355 per share with a fair value of $517,291. All other terms of the Note remain unchanged.

(2)	On December 1, 2015, the Company issued a convertible note with Mr. Cutaia in the amount of $189,000 representing a portion of Mr. Cutaia’s accrued salary for 2015. The note is unsecured, bears interest rate of 12% per annum and convertible to shares of common stock at a conversion price of $0.07 per share.

On May 4, 2017, for no additional consideration, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the $189,000 Unsecured Note due on April 1, 2017 to August 1, 2018. All other terms of the Note remain unchanged and there were no additional compensation or incentive given.

(3)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum and matured in April 2017.

As of December 31, 2017, and the date of this report, the note is past due.

(4)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,326, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest rate of 12% per annum, secured by the Company’s assets and will matured on August 4, 2017. A total of 30% of the note principal can be converted to shares of common stock at a conversion price $0.07 per share.

On August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from August 4, 2017 to December 4, 2018. In consideration for extending the Note’s maturity, the Company issued Mr. Cutaia 1,329,157 warrants to purchase shares of common stock at a price of $0.15 per share with a fair value of $172,456. All other terms of the Note remain unchanged.

(5)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia in the amount of $121,875, representing his unpaid salary from December 2015 through March 2016. The note is unsecured, bears interest at the rate of 12% per annum, compounded annually and matures on August 4, 2017. The note is also convertible into shares of the Company’s common stock at $0.07 per share.

August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from August 4, 2017 to December 4, 2018. All other terms of the Note remain unchanged and there were no additional compensation or incentive given.

Convertible Notes Payable

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2017	Balance at December 31, 2016

Note payable (a)	April 3, 2016	April 4, 2018	12%	$600,000	$680,268	$680,268
Note payable (b)	June and August 2017	February and March 2018	5%	$220,500	220,500	-
Note payable (c)	Various	Various	5%	$320,000	320,000	-
Note payable (d)	December 8, 2017	December 8, 2018	8%	$370,000	370,000	-
Note payable (e)	December 13, 2017	September 20, 2018	8%	$105,000	105,000	-
Total notes payable					1,695,768	680,268
Debt discount					(675,453)	-

Total notes payable, net of debt discount					$1,020,315	$680,268

(a)	On April 3, 2016, the Company issued a convertible note payable to Oceanside, a third party-lender, in the amount of $680,268 to consolidate all notes payable and accrued interest due to Oceanside as of that date. This note superseded and replaced all previous notes and liabilities due to Oceanside from fiscals 2014 and 2015. The note is unsecured, bears interest at the rate of 12% per annum, compounded annually and matured on December 30, 2016. In consideration of the consolidation and extension, the Company granted Oceanside the right to convert up to 30% of the amount of such note plus accrued interest into shares of the Company’s common stock at $0.07 per share and issued 2,429,530 warrants to purchase an equivalent number of shares of common stock at $0.07 per share until April 4, 2019.

On December 30, 2016, the Company entered into an extension agreement with Oceanside to extend the maturity date of the Note from December 30, 2016 to August 4, 2017. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017, the Company issued Oceanside 2,429,530 common share purchase warrants, exercisable at $0.08 per share until December 29, 2019 with a fair value of $159,491.

On August 4, 2017, the Company entered into an extension agreement with Oceanside to extend the maturity date of the Note to from August 4, 2017 to April 4, 2018. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2018, the Company issued Oceanside 1,316,800 share purchase warrants, exercisable at $0.15 per share until August 3, 2022 with a fair value of $170,855.

(b)	In June and August of 2017, the Company issued unsecured convertible notes to Lucas Holdings in the amount of $220,500 in exchange cash of $200,000, original discount (OID) of $10,500 and prepaid interest of $10,000. The notes bear interest rate of 5% per annum, matures in February and March 2018, convertible at any time after the Issuance Date into shares of common stock at a conversion price of $0.25 per share and $0.10 per share. As part of the issuance, the Company also issued warrants to purchase 330,000 shares of common stock at $0.30 per share and 50,000 shares of common stock with a fair value $12,500. In March 2018, the notes were settled and converted to 1,543,000 shares of common stock.

(c)	Effective September 26, 2017, we entered into the Purchase Agreement, dated September 15, 2017, with Kodiak Capital Group, LLC (“Kodiak”). Under the Purchase Agreement, the Company may from time to time, in our discretion, sell shares of our common stock to Kodiak for aggregate gross proceeds of up to $2,000,000. Unless terminated earlier, Kodiak’s purchase commitment will automatically terminate on the earlier of the date on which Kodiak shall have purchased our shares pursuant to the Purchase Agreement for an aggregate purchase price of $2,000,000, or September 26, 2019. We have no obligation to sell any shares under the Purchase Agreement.

As result of this agreement, the Company issued a note payable of $100,000 to settle various expenses incurred by Kodiak pursuant to this agreement and two notes payable totaling $220,000 with net proceeds of $200,000 or an original issue discount of $20,000. The notes are unsecured, bear interest at the rate of 5% per annum and will mature starting in March 2018 through June 2018. The notes payable are also convertible into shares of common stock at a conversion price of $0.25 per share or 70% of the lowest trading price during the ten trading-day period prior to the conversion date, whichever is lower. In addition, the Company also granted Kodiak warrants to purchase a total of 2,000,000 shares of common stock. The warrants are fully vested, exercisable at $0.15 and $0.20 per share and will expire in five years.

(d)

On December 8, 2017, the Company issued unsecured convertible notes to EMA Financial and Auctus Fund totaling $370,000 in exchange for cash of $323,000 and an original issue discount of $47,000. The notes bear interest rate of 8% per annum and will mature on December 8, 2018. The notes are also convertible to common shares at a conversion price equal to the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 70% of either the lowest sale price for the Common Stock on the Principal Market during the ten (10) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price..

As part of the offering, the Company also granted EMA a five-year warrant to acquire 2,400,000 shares of the Company’s common stock with an exercise price of $0.11 per share.

(e)	On December 14, 2017, the Company issued an unsecured convertible note to PowerUp Lending in the amount of $105,000 in exchange for $90,000. The “Maturity Date” is September 20, 2018. Interest on the note is 8% per annum (“Interest Rate”). In addition, there is Original Issue Discount of $10,000 plus a charge of $5,000 for expenses. The note is convertible to common shares at a conversion price equal to the Variable Conversion Price, which is 70% multiplied by the Market Price. “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

nFusz, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of nFusz, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a stockholders’ deficit at December 31, 2017, has no recurring source of revenue and has experienced negative operating cash flows since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

We have served as the Company’s auditor since January 26, 2017.

Los Angeles, CA

April 2, 2018

nFÜSZ, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31,	2017	2016

ASSETS

Current assets:
Cash	$10,560	$16,762
Accounts receivable	-	8,468
Prepaid expenses	40,909	10,871
Total current assets	51,469	36,101
Property and equipment, net	30,554	52,066
Other assets	8,780	16,036

Total assets	$90,803	$104,203

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$663,506	$431,650
Accrued interest (including $99,425 and $56,628 payable to related parties)	248,120	118,137
Accrued officers' salary	607,333	200,028
Notes payable, net of discount of $0 and $48,942, respectively	125,000	177,358
Notes payable - related party	1,964,985	1,964,985
Convertible note payable, net of discount of $675,453 and $0, respectively	1,020,315	680,268
Derivative liability	1,250,581	-
Total current liabilities	5,879,840	3,572,426

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 119,118,513 and 94,661,566 shares issued and outstanding as of December 31, 2017 and 2016, respectively	11,912	9,465
Additional paid in capital	22,738,574	17,815,732
Common stock issuable, 4,500,000 shares	430	(20,020)
Accumulated deficit	(28,539,953)	(21,273,400)

Total stockholders' deficit	(5,789,037)	(3,468,223)

Total liabilities and stockholders’ deficit	$90,803	$104,203

The accompanying notes are an integral part of these consolidated financial statements

nFÜSZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2017	2016

Net Sales	$5,914	$-

Operating Expenses:
Research and development	375,220	257,803
General and administrative	4,327,529	2,873,185
Total operating expenses	(4,702,749)	(3,130,988)

Loss from operations	(4,696,835)	(3,130,988)

Other income (expense)
Other income	20,099	52,898
Change in fair value of derivative liability	5,900	-
Debt extinguishment	(977,203)	(455,975)
Financing costs	(643,481)	-
Interest expense (including $235,798 and $232,076 to related parties)	(555,094)	(340,580)
Interest expense - amortization of debt discount	(418,339)	(398,594)
Total other expense	(2,568,118)	(1,142,251)

Loss before income tax provision	(7,264,953)	(4,273,239)

Income tax provision	1,600	866

Net loss	$(7,266,553)	$(4,274,105)

Loss per share - basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	106,148,101	79,602,170

The accompanying notes are an integral part of these consolidated financial statements

nFÜSZ, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2017 and 2016

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total

Balance at December 31, 2015	63,859,000	$6,386	$14,650,519	$-	$(16,999,295)	$(2,342,390)

Fair value vested options	-	-	457,881	-	-	457,881
Fair value of common shares, warrants and beneficial conversion feature on issued convertible notes	240,000	24	33,067	-	-	33,091
Fair value of warrants and conversion feature of debt extension	-	-	455,975	-	-	455,975
Stock repurchase	(8,311,324)	(831)	(165,395)	-	-	(166,226)
Proceeds from sale of common stock	31,335,556	3,133	1,540,917	(20,020)	-	1,524,030
Share based compensation - shares issued for vendor services	6,388,334	638	726,201	-	-	726,839
Share based compensation - shares issued for BOD services	1,150,000	115	116,567	-	-	116,682
Net loss	-	-	-	-	(4,274,105)	(4,274,105)

Balance at December 31, 2016	94,661,566	9,465	17,815,732	(20,020)	(21,273,400)	(3,468,223)

Fair value vested options and warrants	-	-	445,085	-	-	445,085
Proceeds from sale of common stock	11,182,143	1,118	774,882	20,000	-	796,000
Fair value of common shares issued for services	8,280,435	829	2,086,881	450	-	2,088,160
Fair value of common stock issued upon conversion Preferred Series A	2,862,006	286	303,355	-		303,641
Fair value of common stock issued upon conversion of debt	1,026,195	103	181,742	-		181,845
Common shares issued upon exercise of put option	656,168	66	49,934	-		50,000
Fair value of shares of common stock issued to settle accounts payable	400,000	40	55,960	-	-	56,000
Fair value of common shares, warrants and beneficial conversion feature of issued notes	50,000	5	154,345	-		154,350
Fair value of warrants issued to extinguish debt and accounts payable	-	-	870,658	-		870,658
Net loss	-	-	-	-	(7,266,553)	(7,266,553)

Balance at December 31, 2017	119,118,513	$11,912	$22,738,574	$430	$(28,539,953)	$(5,789,037)

The accompanying notes are an integral part of these consolidated financial statements

nFÜSZ, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2017	2016

Operating Activities:
Net loss	$(7,266,553)	$(4,274,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,533,245	1,301,402
Change in fair value of derivative liability	(5,900)	-
Financing costs	643,481	-
Debt extinguishment	977,203	455,975
Amortization of debt discount	418,339	404,041
Loss on conversion of series A preferred	217,106	-
Depreciation and amortization	21,512	21,301
Effect of changes in assets and liabilities:
Accounts payable and accrued expenses	799,144	456,774
Accounts receivable	8,468	(8,417)
Other assets	7,256	(16,036)
Prepaid expenses	(30,038)	55,052
Net cash used in operating activities	(1,676,737)	(1,604,013)

Investing Activities:
Purchase of property and equipment	-	(2,494)
Other	-	-
Net cash used in investing activities	-	(2,494)

Financing Activities:
Proceeds from convertible note payable	813,000	-
Proceeds from sale of common stock	796,000	1,524,030
Proceeds from series A preferred stock	555,000	-
Proceeds from Put Shares	50,000
Redemption of series A preferred	(543,465)	-
Proceeds from note payable	-	80,000
Proceeds from notes payable - related parties	-	92,446
Payment of notes payable - related parties	-	(10,000)
Repurchases of common stock	-	(166,226)
Net cash provided by financing activities	1,670,535	1,520,250

Net change in cash	(6,202)	(86,257)

Cash - beginning of period	16,762	103,019

Cash - end of period	$10,560	$16,762

Supplemental disclosures of cash flow information:
Cash paid for interest	$326,221	$129,869
Cash paid for income taxes	$1,600	$800

Supplemental disclosure of non-cash investing and financing activities:
Fair value of derivative liability from issuance of convertible debt and warrant features	$1,256,481	$-
Fair value of warrants issued and beneficial conversion feature to extinguish debt	$860,601	$-
Conversion of series A Preferred to common stock	$303,641	$-
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$154,350	$-
Conversion of note payable to common stock	$181,845	$-
Common stock issued to settle accounts payable	$56,000	$-
Conversion of accrued interest on notes payable to related parties note	$-	$10,900
Conversion of accrued payroll to related party note	$-	$121,875
Conversion of accrued interest on notes payable to convertible notes payable	$-	$80,268
Conversion of accrued interest to accrued officers' salary	$-	$180,686

The accompanying notes are an integral part of these consolidated financial statements

nFÜSZ, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC (“CMG”) was a limited liability company formed on December 12, 2012 under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG was merged into bBooth, Inc. and bBooth, Inc. changed its name to bBooth (USA), Inc. The operations of CMG and bBooth (USA), Inc. became known as “bBoothUSA”.

On October 16, 2014, bBoothUSA completed a Share Exchange Agreement with Global System Designs, Inc. (“GSD”) which was accounted for as a reverse merger transaction. In connection with the closing of the Share Exchange Agreement, GSD management was replaced by bBoothUSA management, and GSD changed its name to bBooth, Inc.

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on April 4, 2017 and a Certificate of Correction with the Secretary of State of the State of Nevada on April 17, 2017. The merger became effective on April 21, 2017. Our board of directors approved the merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the merger was not required.

On the effective date of the merger, our name was changed to “nFüsz, Inc.” and our Articles of Incorporation, as amended (the “Articles”), were further amended to reflect our new legal name. With the exception of the name change, there were no other changes to our Articles.

Nature of Business

We have developed proprietary interactive video technology which serves as the basis for certain products and services that we market under the brand name “notifi”. Our notifiCRM, notifiADS, notifiLINKS, and notifiWEB products are cloud-based, software-as-a-service (“SaaS”), customer relationship management (“CRM”), sales lead generation, advertising and social engagement software, accessible on mobile and desktop platforms, that we license to individual consumers, sales-based organizations, consumer brands, marketing and advertising agencies, as well as to artists and social influencers. Our notifiCRM platform is an enterprise scalable, subscription-based customer relationship management program that incorporates proprietary, interactive audio/video messaging and interactive on-screen “virtual salesperson” communications technology. Our notifiCRM is distinguished from other CRM programs because it utilizes interactive video as the primary means of communication between the subscribers and their clients or prospects. Such clients and prospects can respond to notifiCRM subscribers’ calls to action in real time by clicking on links embedded in the video, all without leaving or stopping the video. Subscribers also have access to detailed analytics that reflect when the videos were viewed, by whom, how many times, for how long, and what items were clicked-on in the video to assist subscribers in determining the possible interest level of that particular client or prospect in the subject matter of the video. Our notifiTV and notifiLIVE products are also part of our proprietary interactive video platform that allows viewers to interact with pre-recorded as well as live broadcast video content by clicking on links embedded in on-screen people, objects, graphics or sponsors’ signage. Viewers can experience our notifiTV and notifiLIVE interactive content and capabilities on most devices available in the market today without the need to download special software or proprietary video players.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2017, the Company incurred a net loss of $7,266,553 used cash in operations of $1,676,737 and had a stockholders’ deficit of $5,789,037 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2017, the Company had cash on hand in the amount of $10,560. The Company raised an additional $3.4 million from January 2018 through March 2018 through the sale of its debt and equity securities (see Note 15). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of nFüsz, Inc., (formerly bBooth, Inc.) and Songstagram, Inc. (“Songstagram”) our wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include assumptions made in analysis of impairment of long term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and value of equity instruments issued for services. Amounts could materially change in the future.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the years ended December 31, 2017 and 2016.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2017, and 2016, the Company has not established a liability for uncertain tax positions.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

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

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2017 and 2016 are as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Expected life in years	2.5 to 5.0	2.5 to 5.0
Stock price volatility	84.36% - 173.92%	84.36% - 153. 07%
Risk free interest rate	1.22% - 2.23%	1.22% - 1.24%
Expected dividends	0%	0%
Forfeiture rate	21%	20%

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s notifiCRM cloud-based, Software-as-a-Service (SaaS) platform.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2017, and 2016, the Company had total outstanding options of 21,840,953 and 10,530,53, respectively and warrants of 28,436,413 and 18,455,264, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying values financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities.

Concentrations

During the year ended December 31, 2017, the Company had a single vendor that accounted for 20.7% of all purchases, and 18.1% of all purchases in the same period in the prior year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures but does not believe adoption of such pronouncement will have a material effect, if any.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016

Furniture and fixtures	$56,890	$56,890
Office equipment	50,670	50,670

	107,560	107,560
Less: accumulated depreciation	(77,006)	(55,494)

	$30,554	$52,066

Depreciation expense amounted to $21,512 and $21,301 for the year ended December 31, 2017 and 2016, respectively.

4.	NOTES PAYABLE

The Company had the following outstanding notes payable as of December 31, 2017 and 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2017	Balance at December 31, 2016

Note payable (a)	March 21, 2015	March 20, 2018	12%	$125,000	$125,000	$125,000
Note payable (b)	December 15, 2016	June 15, 2017	5%	$101,300	-	101,300
Total notes payable					125,000	226,300
Debt discount					-	(48,942)

Total notes payable, net					$125,000	$177,358

(a)	On March 21, 2015, the Company issued a note payable to a third-party lender for the benefit of DelMorgan Group LLC (“DelMorgan”), financial consultant. The note is unsecured, bears interest rate of 12% per annum payable monthly beginning on April 20, 2015 and matured in March 2017. As of December 31, 2016, outstanding balance of the note amounted to $125,000.

On March 20, 2017, the Company entered into an extension agreement with the third-party lender to extend the maturity date of the Note to March 20, 2018. All other terms of the Note remained unchanged and there was no additional compensation or incentive given.   As of December 31, 2017, outstanding balance of the note amounted to $125,000.   In January 2018, the note was satisfied through the issuance of 1,250,000 shares of common stock.

(b)

On December 15, 2016, the Company issued a note payable to a third-party creditor amounting to $101,300 in exchange for cash of $80,000, original issue discount of $8,800 and guaranteed interest of $12,500. The note was unsecured, bore an effective interest rate of 5% per annum and matured in May 2017. In addition, the Company also granted a three-year warrant to acquire 176,000 shares of the Company’s common stock with an exercise price of $0.25 per share, and 240,000 shares of the Company’s common stock. As a result, the Company recorded a debt discount totaling $53,659 to account for the origin original issue discount of $8,800, guaranteed interest of $12,500, the relative fair value of the warrants of $10,759 and fair value of the common shares of $21,600. The debt discount was amortized over the term of the note. As of December 31, 2016, outstanding balance of the note amounted to $101,300 and unamortized debt discount of $48,942.

During the year ended December 31, 2017, the Company settled the debt in exchange for 1,026,195 shares of its Common Stock (the “Shares”) with a fair value of $181,845. As a result of the note settlement, the Company recorded a loss on debt extinguishment of $80,544 to account the difference between the face value of the note payable settled and the fair value of the common shares issued. In addition, the Company recorded interest expense of $48,942 to amortize the remaining note discount.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties outstanding notes payable as of December 31, 2017 and 2016:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2017	Balance at December 31, 2016

Note 1	December 1, 2015	August 1, 2018	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 1, 2018	12.0%	189,000	189,000	189,000
Note 3	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4	August 4, 2016	December 4, 2018	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	December 4, 2018	12.0%	121,875	121,875	121,875

Total notes payable – related parties					$1,964,985	$1,964,985

(1)

On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer (CEO), to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest rate of 12% per annum, secured by the Company’s assets and matured on April 1, 2017. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. As of December 31, 2016, total outstanding balance of the note amounted to $1,198,883.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. In consideration, the Company issued Mr. Cutaia a three-year warrant to purchase 1,755,192 shares of common stock at a price of $0.355 per share with a fair value of $517,291. All other terms of the Note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the original value of the convertible note. As result, Company recorded the fair value of the new note which approximates the original carrying value $1,198,833 and expensed the entire fair value of the warrants granted of $517,291 as part of loss on debt extinguishment.

As of December 31, 2017, outstanding balance of the note amounted to $1,198,883.

(2)	On December 1, 2015, the Company issued a convertible note with Mr. Cutaia in the amount of $189,000 representing a portion of Mr. Cutaia’s accrued salary for 2015. The note is unsecured, bears interest rate of 12% per annum, matured in April 2017 and convertible to shares of common stock at a conversion price of $0.07 per share. As of December 31, 2016, outstanding balance of the note amounted to $189,000.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. All other terms of the Note remain unchanged and there were no additional compensation or incentive given.

As of December 31, 2017, outstanding balance of the note amounted to $189,000.

(3)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum and matured in April 2017. As of December 31, 2016, outstanding balance of the note amounted to $111,901 and accrued interest of $14,569.

As of December 31, 2017, outstanding balance of the note amounted to $111,901 and accrued interest of $27,997. As of December 31, 2017, and the date of this report, the note is past due.

(4)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,326, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest rate of 12% per annum, secured by the Company’s assets and matured on August 4, 2017. A total of 30% of the note principal can be converted to shares of common stock at a conversion price $0.07 per share. As of December 31, 2016, outstanding balance of the note amounted to $343,326 and accrued interest of $31,040.

On August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from August 4, 2017 to December 4, 2018. In consideration for extending the Note’s maturity, the Company issued Mr. Cutaia 1,329,157 warrants to purchase shares of common stock at a price of $0.15 per share with a fair value of $172,456. All other terms of the Note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note which approximates the original carrying value $343,326 and expensed the entire fair value of the warrants granted of $172,456 as part of loss on debt extinguishment. As of December 31, 2017, outstanding balance of the note amounted to $343,326 and accrued interest of $45,783.

(5)

On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia in the amount of $121,875, representing his unpaid salary from December 2015 through March 2016. The note is unsecured, bears interest at the rate of 12% per annum, compounded annually and matured on August 4, 2017. The note is also convertible into shares of the Company’s common stock at $0.07 per share. As of December 31, 2016, outstanding balance of the note amounted to $121,875 and accrued interest of $11,019.

On August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from August 4, 2017 to December 4, 2018. All other terms of the Note remain unchanged and there were no additional compensation or incentive given.

As of December 31, 2017, outstanding balance of the note amounted to $121,875 and accrued interest of $25,644.

During the year ended December 31, 2017, the Company recorded total interest expense totaling $232,192 pursuant to the terms of the notes and paid $196,607.

6.	CONVERTIBLE NOTES PAYABLE

The Company has the following outstanding convertible notes payable as of December 31, 2017 and 2016:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2017	Balance at December 31, 2016

Note payable (a)	April 3, 2016	April 4, 2018	12%	$600,000	$680,268	$680,268
Note payable (b)	June and August 2017	February and March 2018	5%	$220,500	220,500	-
Note payable (c)	Various	Various	5%	$320,000	320,000	-
Note payable (d)	December 8, 2017	December 8, 2018	8%	$370,000	370,000	-
Note payable (e)	December 13, 2017	September 20, 2018	8%	$105,000	105,000	-
Total notes payable					1,695,768	680,268
Debt discount					(675,453)	-

Total notes payable, net of debt discount					$1,020,315	$680,268

(a)	On April 3, 2016, the Company issued a convertible note payable to Oceanside, a third party-lender, in the amount of $680,268 to consolidate all notes payable and accrued interest due to Oceanside as of that date. This note superseded and replaced all previous notes and liabilities due to Oceanside from fiscals 2014 and 2015. The note is unsecured, bears interest at the rate of 12% per annum, compounded annually and matured on December 30, 2016. In consideration, the Company granted Oceanside the right to convert up to 30% of the amount of such note into shares of the Company’s common stock at $0.07 per share and issued 2,429,530 warrants to purchase share of common stock at $0.07 per share until April 4, 2019. The Company determined that the issuance of the warrants and the conversion feature that arose as part of the issuance of note, resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted amounted to $164,344, which was more than 10% of the original value of the convertible note. As a result, on April 3, 2016, Company recorded the fair value of the new note which approximates the original carrying value $680,268 and expensed the entire fair value of the warrants granted of $164,344 as part of loss on debt extinguishment.

On December 30, 2016, the Company entered into an extension agreement with Oceanside to extend the maturity date of the Note from December 30, 2016 to August 4, 2017. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017, the Company issued Oceanside 2,429,530 share purchase warrants, exercisable at $0.08 per share until December 29, 2019 with a fair value of $159,491. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note which approximates the original carrying value $680,260 and expensed the entire fair value of the warrants granted of $159,491 as part of loss on debt extinguishment.

On August 4, 2017, the Company entered into an extension agreement with Oceanside to extend the maturity date of the Note to from August 4, 2017 to April 4, 2018. All other terms of the Note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2018, the Company issued Oceanside 1,316,800 share purchase warrants, exercisable at $0.15 per share until August 3, 2022 with a fair value of $170,855. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note which approximates the original carrying value $680,268 and expensed the entire fair value of the warrants granted of $170,855 as part of loss on debt extinguishment.

In March 2018, the note was satisfied through the issuance of 4,589,506 shares of common stock

(b)

In June and August of 2017, the Company issued unsecured convertible notes to Lucas Holdings in the amount of $220,500 in exchange cash of $200,000, original discount (OID) of $10,500 and prepaid interest of $10,000. The notes bear interest rate of 5% per annum, matures in February and March 2018, convertible to shares of common stock at a conversion price of $0.25 per share and $0.10 per share. As part of the issuance, the Company also issued warrants to purchase 330,000 shares of common stock at $0.30 per share and 50,000 shares of common stock with a fair value $12,500. As a result, the Company recorded a debt discount of $174,850 to account the OID and prepaid interest of $20,500 the relative fair value of the warrants of $40,180, the fair value of the common shares of $12,500 and the beneficial conversion feature of $101,670. The debt discount is being amortized to interest expense over the term of the note.

As of December 31, 2017, outstanding balance of the note amounted to $220,500 and unamortized debt discount of $40,247.

In March 2018, the entire notes were settled and converted to 1,543,000 shares of common stock.

(c)

On September 26, 2017, we entered into the Purchase Agreement, dated September 15, 2017, with Kodiak Capital Group, LLC (“Kodiak”). Under the Purchase Agreement, the Company may from time to time, in our discretion, sell shares of our common stock to Kodiak for aggregate gross proceeds of up to $2,000,000. Unless terminated earlier, Kodiak’s purchase commitment will automatically terminate on the earlier of the date on which Kodiak shall have purchased our shares pursuant to the Purchase Agreement for an aggregate purchase price of $2,000,000, or September 15, 2019. We have no obligation to sell any shares under the Purchase Agreement.

From September 2017 through November 2017, the Company issued three convertible notes payable totaling $320,000 in exchange for cash of $200,000, original issue discount (OID) of $20,000 and settlement of financing expenses of $100,000 incurred by Kodiak pursuant to the agreement. The notes are unsecured, maturities starting in March 2018 through June 2018 and bear interest at a rate of 5% per annum. The notes are also convertible to shares of common stock at price of $0.25 per share or 70% of 10-day VWAP prior to conversion, whichever is lower. As part of the issuances, the Company also granted Kodiak a five year, fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.15 and $0.20 per share.

The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these three notes created a derivative with a fair value totaling $412,214 at the date of issuances. The Company accounted for the fair value of the derivative up to the face amount of the notes of $320,000 as a valuation discount to be amortized over the life of the note, and the excess of $92,214 being recorded as part of financing cost (see Note 8 further discussion). In addition, the Company also recorded the notes’ original issue discount totaling $20,000 and the $100,000 note payable issued to settle financing expenses related to Kodiak agreement as part of financing costs.

As of December 31, 2017, outstanding balance of the note amounted to $320,000, accrued interest of $3,281 and unamortized debt discount of $191,740.

(d)

On December 8, 2017, the Company issued unsecured convertible notes to EMA Financial and Auctus Fund totaling $370,000 in exchange for cash of $323,000 and an original issue discount of $47,000. The notes bear interest rate of 8% per annum and will mature on December 8, 2018. The notes are also convertible to common shares at a conversion price equal to the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 70% of either the lowest sale price for the Common Stock on the Principal Market during the ten (10) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price.

The Company determined that since the conversion floor had no limit to the conversion price, that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $565,252 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $370,000 as a valuation discount to be amortized over the life of the note, and the excess of $195,252 being recorded as part of financing cost. See Note 8 for discussion of derivative liability. In addition, the Company also recorded the notes’ original issue discount of $47,000 as part of financing costs.

As part of the offering, the Company also granted EMA and Auctus a five-year warrant to acquire 2,400,000 shares of the Company’s common stock with an exercise price of $0.11 per share. A total of 1,200,000 of these warrants contained full ratchet reset provision in case a future offering at a price below $0.11 per share and included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As such, pursuant to current accounting guidelines, the Company determined that the warrant exercise price and fundamental transaction clause created a derivative with a fair value of $118,589 at the date of issuance. The Company accounted for the fair value of the derivative as part of finance cost. See Note 8 for discussion of derivative liability.

As of December 31, 2017, outstanding balance of the notes amounted to $370,000, accrued interest of $1,866 and unamortized debt discount of $343,636.

(e)

On December 14, 2017, the Company issued an unsecured convertible note to PowerUp Lending in the amount of $105,000 in exchange for cash of $90,000 or an original issue discount of $15,000. The note matures on September 20, 2018 and bears interest rate of 8% per annum. The note is convertible to common shares at a conversion price equal to the Variable Conversion Price, which is 70% multiplied by the Market Price. “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

The Company determined that since the conversion floor had no limit to the conversion price, that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $160,426 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $105,000 as a valuation discount to be amortized over the life of the note, and the excess of $55,426 being recorded as part of financing cost. See Note 8 for discussion of derivative liability. In addition, the Company also recorded the note’s original issue discount of $15,000 as part of financing costs.

As of December 31, 2017, outstanding balance of the note amounted to $105,000, accrued interest of $414 and unamortized debt discount of $99,822.

During the year ended December 31, 2017, the Company amortized to interest expense a total of $294,397 related to the notes’ debt discount and accrued interest of $143,145 pursuant to the terms of the note agreement.

7.	CONVERTIBLE SERIES A PREFERRED STOCK

On February 14, 2017, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”) with an unaffiliated, accredited investor (the “Purchaser”) for the sale and issuance of our Series A Preferred Stock (Series A PS). As part of the agreement, the investor agreed to purchase a total of 1,050,000 shares of Series A Preferred Stock valued at $1,050,000 in exchange for cash of $1,000,000 or a discount of $50,000 in various tranches

The Series A PS has the following rights and privileges:

●	25% redemption premium;
●	Senior rights in terms preference as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company;
●	Accrues dividends at a rate of 5% per annum;
●	Mandatorily redeemable at an installment basis starting August 13, 2017 in the amount of $63,000 plus accrued interest. The Company has the option to redeem the Series A shares in cash or in shares of common stock based upon the Company’s 5-day Volume Weighted Average Price (“VWAP”).

The Company considered the guidance of ASC 480-10, Distinguishing Liabilities From Equity to determine the appropriate treatment of the Series A shares. Pursuant to ASC 480-10, the Company determined that the Series A shares was an obligation to be settled, at the option of the Company, in cash or in variable number of shares with a fixed monetary value that should be recorded as a liability under ASC 480-10.

During the year ended December 31, 2017, the Company issued 630,000 Series A shares in exchange for cash of $555,000 and a discount of $75,000. Subsequent to the issuance of the Series A PS, the Company redeemed the entire Series A shares totaling $630,000 in exchange for 2,862,006 shares of common stock with a fair value of $303,641 and cash payments totaling $543,465 for a total redemption price of $847,106. As a result of this redemption, the Company recognized interest expenses of $217,106 to account for the 25% redemption premium of $157,500, excess of the fair value of the common shares issued over the Series A shares of $45,607 and the 5% interest due of $13,999. In addition, the Company also amortized the entire $75,000 discount to interest expense. As of December 31, 2017, the entire Series A was fully redeemed, and no shares remained outstanding.

8.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes whose conversion price contains reset provisions based on a future offering price and/or whose conversion price is based on a future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In addition, the Company also granted certain warrants whose exercise price is subject to reset based on a future market price.

As a result, the conversion option and warrants are classified as a liability and bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

Upon issuance and at December 31, 2017, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	Upon Issuance	December 31, 2017
Stock Price	$0.09	$0.10
Exercise Price	$0.06	$0.06
Expected Life	1.37	1.26
Volatility	183%	189%
Dividend Yield	0%	0%
Risk Free Interest Rate	1.56%	1.72%

Fair Value	$1,256,481	$1,250,581

The expected life of the conversion feature of the notes and warrants was based on the remaining contractual term of the notes and warrants. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected dividend yield was based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. The risk-free interest rate was based on rates established by the Federal Reserve Bank.

During the year ended, the Company recorded derivative liability totaling $1,256,481 as a result of the issuance of convertible notes and warrants. At December 31, 2017, the estimated fair value of the derivative liability amounted to $1,250,581, as such, the Company recognized a gain of $5,900 to account the change in fair value between the reporting periods.

9.	COMMON STOCK

The following were common stock transactions during the year ended December 31, 2017:

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the year ended December 31, 2017, the Company issued 11,182,143 common shares for a net proceed of $796,000. As part of the offering, the Company granted an investor warrants to purchase 100,000 shares of common stock. The exercise price of the 100,000 share purchase warrants is $0.40 per share, expire on May 21, 2019 and were fully vested on grant date.

Shares Issued for Services – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the year ended December 31, 2017, the Company issued 8,280,435 shares of common stock to vendors and recorded stock compensation expense of $1,647,160.

The Company granted its two officers and lead director a total of 4,500,000 common shares for services rendered since January 1, 2017 through the date of grant in March 2018. Approximately $441,000 has been recognized as part of stock compensation expense related to this award for the year ended December 31, 2017.

Shares Issued for Preferred Stock - During the year ended December 31, 2017, the Company redeemed 630,000 shares of Series A Preferred stock with a value of $630,000 in exchange for 2,862,006 shares of common stock with a fair value of $303,641 (see Note 7).

Shares Issued for Conversion of Debt - During the year ended December 31, 2017, the Company issued 1,026,195 shares of common stock with fair value of $181,845 as settlement of a note payable (see Note 4).

Shares Issued as Part of Put Notice – In September 2017, the Company entered into the Purchase Agreement with Kodiak Capital Group, LLC (“Kodiak”). As provided in the Purchase Agreement, from time to time, in our own discretion, we may require Kodiak to purchase shares of common stock from time to time by delivering a put notice (“Put Notice”) to Kodiak specifying the total number of shares to be purchased (such number of shares multiplied by the Purchase Price described below, equals the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each Put Notice. We may determine the Investment Amount provided that such amount may not be less than $25,000. Our ability to issue Put Notices to Kodiak and require Kodiak to purchase our common stock is not contingent on the trading volume of our common stock. Kodiak will have no obligation to purchase shares under the applicable Purchase Agreement to the extent that such purchase would cause Kodiak to own more than 9.99% of our then-issued and outstanding common stock (the “Beneficial Ownership Limitation”). Under the Purchase Agreement, the Company may sell shares of its common stock to Kodiak at a discounted rate of 80% based upon a 5-day average trading price prior to sale, for aggregate gross proceeds of up to $2,000,000.

The Company also agreed to grant Kodiak warrants to purchase shares of common stock up to 4 million shares at $0.25 per share. The warrants will only be granted to Kodiak in proportion to the proceeds received from the exercise of the Put Notice.

In November 2017, the Company issued a Put Notice to Kodiak and issued 656,168 shares of common stock in exchange for cash of $50,000. In addition, the Company also issued Kodiak the prorated warrants to purchase 100,000 shares of common stock at $0.25 per share.

Shares Issued for Accounts Payable - The Company amended an agreement with a vendor and issued 400,000 shares of common stock as full and final payment to the vendor on accounts payable owed of $30,000. The fair value of the shares was $56,000 at the date of issuance, and as such, the Company recorded a loss on debt extinguishment of $26,000.

Shares Issued with Note Payable – In June 2017, as part of a note payable issuance, the Company granted the note holder 50,000 shares of common stock with a fair value of $12,500 (see Note 6).

The following were common stock transactions during the year ended December 31, 2016.

Shares Issued with Note Payable – In December 2016, as part of a note payable issuance, the Company granted the note holder 240,000 shares of common stock with a fair value of $21,600.

Stock Repurchases – On January 28, 2016, the Company entered into stock repurchase agreements with three former employees and consultants to acquire an aggregate total of 9,011,324 shares of the Company’s common stock at a price of $0.02 per share on or before April 15, 2016. In accordance with the terms of the Repurchase Agreements, the Company repurchased 8,311,324 shares for total of $166,226 during the year ended December 31, 2016.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the year ended December 3, 2016, the Company issued 31,335,556 common shares for a net proceed of $1,524,030.

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

10.	STOCK OPTIONS

Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the “Plan”) under the administration of the Board of Directors to retain the services of valued key employees and consultants of the Company.

A summary of option activity for the years ended December 31, 2017 and 2016 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2015	7,656,250	$0.66	4.87	$-
Granted	5,860,000	0.09	-	-
Forfeited	(2,985,297)	0.93	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2016	10,530,953	$0.33	4.03	$-
Granted	13,210,000	0.17	-	-
Forfeited	(1,900,000)	0.16	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2017	21,840,953	$0.26	2.09	$137,403

Vested December 31, 2017	12,286,613	$0.28		$44,030

Exercisable at December 31, 2017	9,357,620	$0.36		$24,166

The following were stock options transactions during the year ended December 31, 2017:

During the year ended December 31, 2017, the Company granted stock options to employees and consultants to purchase a total 13,210,000 shares of common stock for services rendered. The options have an average exercise price of $0.17 per share, expire in five years and vest over a period of three years from grant date. Total fair value of these options at grant date was approximately $1,781,000 using the Black-Scholes Option Pricing model with the following average assumptions: life of 4years; risk free interest rate of 1.92%; volatility of 230% and dividend yield of 0%.

The total stock compensation expense recognized relating to vesting of these stock options for the years ended December 31, 2017 amounted to $418,389. As of December 31, 2017, total unrecognized stock-based compensation expense was $837,120 which is expected to be recognized as an operating expense through August 2020.

The following were stock options transactions during the year ended December 31, 2016:

During the year ended December 31, 2016, the Company granted stock options to employees and consultants to purchase a total 5,860,000 shares of common stock for services rendered. The options have an average exercise price of $0.09 per share, expire in five years and vest over a period of three years from grant date. Total fair value of these options at grant date was approximately $462,000 using the Black-Scholes Option Pricing model with the following average assumptions: life of 5 years; risk free interest rate of 1.23%; volatility of 123% and dividend yield of 0%.

The total stock compensation expense recognized relating to the vesting of these stock options for the years ended December 31, 2016 amounted to $457,881.

11.	STOCK WARRANTS

The Company has the following warrants as of December 31, 2017 and 2016 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2015	10,967,879	$0.12	3.57	$-
Granted	7,487,385	0.08	-	-
Forfeited		-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2016	18,455,264	$0.10	2.62	$-
Granted	9,981,149	0.19	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2017	28,436,413	$0.13	2.79	$457,530

Vested December 31, 2017	28,436,413			$457,530

Exercisable at December 31, 2017	28,436,413			$457,530

The following were stock warrant transactions during the year ended December 31, 2017:

On April 1, 2017, Company granted warrants to a consultant to purchase 375,000 shares of common stock at an exercise price of $0.12 per share. The warrants expire on March 31, 2019 and were fully vested on the grant date. The total share-based compensation expense recognized relating to these warrants for the year ended December 31, 2017 amounted to $26,696.

On May 22, 2017, the Company issued warrants to purchase 100,000 shares of common stock as part of an equity offering (see Note 9). The exercise price of the 100,000 share purchase warrants is $0.40 per share, expire on May 21, 2019 and were fully vested on grant date.

In May and August 2017, the Company entered into extension agreements with Mr. Cutaia to extend the maturity date of Secured Notes. In consideration for Mr. Cutaia’s agreement to extend the maturity dates, the Company granted Mr. Cutaia a total of 3,084,349 share purchase warrants, exercisable at $0.15 per share and $0.36 per share that will expire starting May 2020 (see Note 5).

In August 2017, the Company entered into extension agreement with a noteholder to extend the maturity date of note payable. In consideration, the Company granted the note holder 1,316,800 share purchase warrants, exercisable at $0.15 per share that will expire in August 2020 (see Note 6).

From June 2017 through December 2017, the Company issued warrants to note holders purchase a total of 4,830,000 shares of common stock. The warrants are exercisable at an average price of $0.15 per share and will expire starting June 2020 up to December 2022. A total 1.2 million of these warrants were accounted as derivative liability (see Note 6 and 8).

On September 16, 2017, the Company issued 275,000 share purchase warrants in full settlement and release of a disputed, unasserted claim. The exercise price of the 275,000 share purchase warrants is $0.08 per share and expire on March 15, 2018. The warrants were fully vested on grant date with a fair value of $10,057 which was recorded as part of loss on debt extinguishment.

The total expense recognized relating to the vesting of these stock warrants for the year ended December 31, 2017 amounted to $26,696.

The following were stock warrant transactions during the year ended December 31, 2016:

On April 4, 2016, the Company issued a secured convertible note to Mr. Cutaia, in the amount of $343,326, which represents additional sums that the he advanced to the Company during the period from December 2015 through March 2016, and is addition to all pre-existing loans made by, and notes held by the CEO. In consideration for this agreement the Company issued 2,452,325 share purchase warrants, exercisable at $0.07 per share until April 4, 2019.

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

On December 30, 2016, the Company entered into an extension agreement with Oceanside to extend the maturity date of the April 2016 Note to August 4, 2017. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017 the Company issued Oceanside 2,429,530 share purchase warrants, exercisable at $0.08 per share until December 29, 2019.

12.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016

Net operating loss carry-forwards	$3,464,000	$4,149,000
Share based compensation	(704,000)	(518,000)
Non-cash interest and financing expenses	(833,000)	(343,000)
Other temporary differences	(108,000	(55,000)
Less: Valuation allowance	(1,819,000)	(3,233,000)
Deferred tax assets, net	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31, 2017	December 31, 2016

Statutory federal income tax rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(5.8%)	(5.8%)
Non-deductible items	(0.1%)	(0.1%)
Effect of change in tax rate	12%	-
Change in valuation allowance	27.9%	39.9%
	0.0%	0.0%

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

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2017 or 2016. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.

The Company is currently assessing the extensive changes under the TCJ Act and its overall impact on the Company; however, based on its preliminary assessment of the reduction in the federal corporate tax rate from 35% to 21% to become effective on January 1, 2018, the Company currently expects that its effective tax rate for 2018 will be between 20% and 23%. Such estimated range is based on management’s current assumptions with respect to, among other things, the Company’s earnings, state income tax levels and tax deductions. The Company’s actual effective tax rate in 2018 may differ from management’s estimate.

 As of December 31, 2017, the Company had federal and state net operating loss carry forwards of approximately $12.8 million, which may be available to offset future taxable income for tax purposes. These net operating losses carry forwards begin to expire in 2034. This carry forward may be limited upon the ownership change under IRC Section 382.

13.	ACCRUED OFFICERS SALARY

Accrued Officers Salary at December 31, 2017 and 2016 consist of unpaid salaries of $607,333 and $200,028, respectively to the Company’s Chief Executive Officer (CEO), who is also the owner of approximately 32% of the Company’s outstanding common shares, and the Company’s Chief Financial Officer.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space in West Hollywood, California under an operating lease which provided for monthly rent of $6,700 through July 31, 2016. In June 2016, the Company moved its offices to a new location in Los Angeles, California under a new operating lease which provides for monthly rent of $2,950 through June 25, 2017. In June 2017, the Company moved its offices to larger space within the same complex under a new operating lease which provides for monthly rent of $4,743 through April 30, 2018. The Company had total rent expense for the year ended December 31, 2017 and 2016 of $51,734 and $68,328, respectively which is recorded as part of General and Administrative expenses in the Statement of Operations.

Employment Agreements

On November 21, 2014, we entered into an executive employment agreement effective November 1, 2014 with Rory J. Cutaia, our president, chief executive officer, secretary and treasurer. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Cutaia an annual salary of $325,000, which will be increased each year by 10%, subject to the annual review and approval of our board of directors. Notwithstanding the foregoing, a mandatory increase of not less than $100,000 per annum will be implemented on our company achieving EBITDA break-even. In addition to the base salary, Mr. Cutaia will be eligible to receive an annual bonus in an amount up to $325,000, based upon the attainment of performance targets to be established by our board of directors, in its discretion.

The initial term of the employment agreement is five years, and, upon expiration of the initial five-year term, it may be extended for additional one-year periods on ninety days prior notice.

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

Litigation

We do not have any pending litigation. On September 19, 2016 an action captioned Multicore Technologies, an Indian Corporation, plaintiff, v. Rocky Wright, an individual, bBooth, Inc., a Nevada corporation, and Blabeey, Inc, a Nevada corporation, defendants was filed in the United States District Court for the Central District of California, Case No. 2:16-cv-7026 DSF (AJWx).

On September 15, 2017, the litigation was dismissed by plaintiff as against us in exchange for our guarantee of two payments to be made by another defendant in the action totaling $5,000, for which we have a right of off-set against any sums we may owe such party for services currently being rendered to us by such party. That defendant made the two payments and we have no further obligations, actual or contingent in this matter.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

15.	SUBSEQUENT EVENTS

(i)	In January 2018, the Company issued unsecured convertible notes to Auctus Fund (Auctus) and EMA Financial (EMA) that total $150,000 in exchange for cash of $130,000 or an original issue discount of $20,000. The notes mature in January 2019 and bear interest at a rate of 8% per annum. The notes are also convertible to common shares at a conversion price equal to the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 70% of either the lowest sale price for the Common Stock on the Principal Market during the ten (10) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price. As part of the offering, the Company also granted Auctus and EMA five-year warrants to acquire a total of 1,000,000 shares of the Company’s common stock with an exercise price of $0.14 per share.

The Company determined that the conversion feature of the notes and the warrants issued are subject to derivative liability accounting with a fair value of $301,739 at the date of issuance. The Company will account the fair value of the derivative up to the face amount of the notes of $150,000 as a valuation discount to be amortized over the life of the note, and the excess of $151,739 being recorded as a finance cost. In addition, the Company will also record financing costs of $20,000 to account the original issue discount of the notes.

(ii)	From January 2018 through March 2018, the Company granted 106,847 shares of common stock and stock options to purchase 906,272 shares of common stock with a total fair value of $181,157. These equity instruments were granted to employees for services to be rendered and settlement of debt. The stock options granted vest over a period of 3 years with an average exercise price of $0.26 per share.

(iii)	From January 2018 through March 2018, the Company issued 7,383,006 shares of common stock and paid $976,120 in cash to settle outstanding notes payable totaling $1,870,769 and accrued interest of $147,097. As a result, the Company will record interest expense of $893,120 to expense the unamortized debt discount and prepayment interest, gain of $1,248,809 to extinguish the corresponding derivative liability related to these notes payable and loss on debt extinguishment of $1,090,057.

(iv)	From January 2018 through March 2018, the Company issued 20,469,028 shares of common stock in exchange for cash of $3,300,500 or an average selling price of $0.16 per share. As part of the sale, one investor and current note holder agreed to cancel a note payable amounting to $100,000 that was issued in November 2017. As a result, the Company will record a gain on extinguishment of $158,396 to account the extinguishment of derivative liability of $136,226 and unamortized debt discount of $77,830. In connection with certain of such sales of shares of common stock, the referenced cancellation of a note payable, and the above-referenced settlement in cash of certain outstanding notes, we may be in a dispute with such investor in respect of the applicability of that cash settlement, as distinguished from such investor’s desire to convert one or both of such settled notes into shares of common stock. In connection therewith, we have reserved 200,000 shares of common.

(v)	On March 28, 2018 the Company converted the CEO’s accrued salary of $582,333 into 407,226 restricted shares of common stock at a price of $1.43 per share, which represents the closing price of the Company’s shares as reported on OTC markets on March 28, 2018.

(vi)	Subsequent to December 31, 2017, 4,641,667 shares of common stock that were subject to vesting schedules and previously accounted for were issued.

The effect of the transactions discussed above are summarized and presented in the following unaudited proforma balance sheet:

nFÜSZ, INC.

CONSOLIDATED PROFORMA BALANCE SHEET

	December 31, 2017	Proforma
	As Reported	As Adjusted
		(unaudited)
Assets
Cash	$10,560	$2,464,940
Other current assets	40,909	40,909
Total long term assets	39,334	39,334
Total Assets	$90,803	$2,545,183

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued expenses	$1,518,959	$789,529
Notes payable	125,000	-
Notes payable - Related Party	1,964,985	1,964,985
Convertible notes payable	1,020,315	-
Derivative liability	1,250,581	167,285
Total Current Liabilities	5,879,840	2,921,799

Stockholders’ Deficit
Common Stock	11,912	14,704
Additional Paid In Capital	22,738,574	28,915,290
Common Stock Issuable	430	430
Accumulated Deficit	(28,539,953)	(29,307,039)
Total Stockholders’ Deficit	(5,789,037)	(376,616)

Total Liabilities and Stockholders’ Deficit	$90,803	$2,545,183

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2017, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resources resulting in financial statement closing process.

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

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2017 assessment of the effectiveness of our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our chief executive officer and chief financial officer conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our chief executive officer concluded that our internal controls over financial reporting were ineffective as of December 31, 2017 due to the above-noted material weaknesses with respect to disclosure controls and procedures. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman, President, Chief Executive Officer, Secretary, Treasurer and Director	61	October 16, 2014
Jeff Clayborne James P. Geiskopf	Chief Financial Officer Director	47 58	July 15, 2016 October 16, 2014

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Rory J. Cutaia, Chairman, President, CEO, Secretary, Treasurer and Director

Rory J. Cutaia founded the Company (formerly Cutaia Media Group, LLC; bBooth, Inc.; and bBoothUSA, Inc.) in December 2012. Prior to founding the Company, from October 2006 to August 2011, Mr. Cutaia was a partner and Entrepreneur-in-Residence at Corinthian Capital Group, Inc., a private equity fund based in New York City investing in middle market U.S. based companies. During his tenure at Corinthian, from June 2008 to October 2011, Mr. Cutaia was the co-founder and Executive Chairman of Allied Fiber, Inc., a company engaged in the construction of a nation-wide fiber-optic network, and from June 2007 to August 2011, Mr. Cutaia was CEO of GreenFields Coal Company, a company engaged in the deployment of technology to recycle coal waste and clean-up coal waste sites. Before joining Corinthian, from January 2000 to October 2006, Mr. Cutaia was the Founder, Chairman and CEO of The Telx Group, Inc., a company engaged in the telecom carrier inter-connection, colocation and data center business, which he sold in 2006. Before founding Telx, Mr. Cutaia was a practicing lawyer with Shea & Gould, a prominent New York City law firm. Mr. Cutaia obtained his Juris Doctorate degree in law from the Fordham University School of Law in 1985 and his Bachelor of Science, magna cum laude, in business management from the New York Institute of Technology in 1982.

We believe that Mr. Cutaia is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Jeffrey R. Clayborne, Chief Financial Officer

Jeffrey R. Clayborne is our Chief Financial Officer. Mr. Clayborne is an experienced finance professional with an entrepreneurial spirit and proven record of driving growth and profit for both Fortune 50 as well as start-up companies. He brings with him more than 20 years of experience in all aspects of strategy, finance, business development, negotiation, and accounting. Mr. Clayborne earned his MBA from University of Southern California, with high honors and began his career as a CPA at McGladrey & Pullen, then KPMG Peat Marwick. He then moved on to senior finance positions at The Walt Disney Company, including Senior Finance Manager at Walt Disney International, where he oversaw financial planning and analysis for the organization in 37 countries. Thereafter, Mr. Clayborne moved on to Universal Music Group where he was Vice President, Head of Finance & Business Development for Fontana, where he managed the financial planning and analysis of the sales and marketing division and led the business development department.

James P. Geiskopf, Director

James P. Geiskopf became a director of our company in October 2014. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf was the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he was the President and Chief Executive Officer. In 2007, Mr. Geiskopf sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993. Mr. Geiskopf also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993. The bank holding company was sold to a larger institution in 1993. Mr. Geiskopf is currently serving on the board of ICOx Innovations, Inc. since 2014, a public company quoted on the OTCPK. He is Chairman of the audit committee and the Lead Director.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2017.

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

Committees of Board of Directors

We currently have an audit committee and a compensation committee consisting of Rory Cutaia, our CEO and James Geiskopf, our independent director. We do not presently have a separately constituted nominating committee, or any other committees of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

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

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report. Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its audit committee, which consists of Rory Cutaia and James Geiskopf.

Audit Committee Charter

We adopted our audit committee charter on November 12, 2014. The text of our audit committee charter was disclosed in the Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

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

Nomination of Directors

As of March 30, 2018, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

According to the Nasdaq definition, we believe James Geiskopf is an independent director because he is not an officer of our company and not a beneficial owner of a material amount of shares of our common stock and has not received compensation from us in excess of the relevant limits. We have determined that Rory Cutaia is not independent due to the fact that he is the chief executive officer of our company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2017;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2017; and

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended December 31, 2017 and December 31, 2016 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Rory J. Cutaia(1)
Chairman, President, Chief Executive Officer, and Secretary	2017 2016	(3) (4)	399,804 357,500	Nil Nil	709,500 Nil	167,083 108,603	Nil Nil	Nil Nil	689,747 127,083	1,966,134 593,186

Jeff Clayborne(2) Chief Financial Officer	2017 2016	(3) (4)	95,615 34,000	Nil Nil	324,500 Nil	312,846 164,464	Nil Nil	Nil Nil	Nil Nil	732,961 198,464

(1)	Mr. Cutaia was appointed as President, Chief Executive Officer, Secretary, Treasurer and director on October 16, 2014.
2017 and 2016 deferred salary totaled $399,804 and $259,029, respectively.

(2)	Mr. Clayborne was appointed as Chief Financial Officer on July 15, 2016.
(3)	Year ended December 31, 2017.

(4)	Year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

We did not have any stock awards outstanding as at December 31, 2017. The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2017:

	Option awards
Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Rory J. Cutaia	125,000	125,000	Nil	0.08	December 18, 2022

Jeff Clayborne	Nil	500,000	Nil	0.36	May 3, 2022

Rory J. Cutaia	Nil	2,000,000	Nil	0.08	January 9, 2022

Jeff Clayborne	Nil	2,000,000	Nil	0.08	January 9, 2022

Rory J. Cutaia	250,000	Nil	Nil	0.11	October 31, 2021

Jeff Clayborne	566,666	933,334	Nil	0.11	July 14, 2021

Rory J. Cutaia	1,250,000	Nil	Nil	0.10	May 11, 2021

Rory J. Cutaia	250,000	Nil	Nil	0.08	November 1, 2019

Rory J. Cutaia	800,000	Nil	Nil	0.50	May 12, 2019

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the employment agreement of Rory J. Cutaia, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2017:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James P. Geiskopf(1)	Nil	147,000	148,777	Nil	Nil	Nil	295,777

(1)	Mr. Geiskopf was appointed a director of our company in October 2014.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each director who is not an executive officer, certain information concerning outstanding option awards as of December 31, 2017:

	Option awards
Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	Nil	2,000,000	Nil	0.08	January 9, 2022

James P. Geiskopf	750,000	Nil	Nil	0.10	May 11, 2021

James P. Geiskopf	600,000	Nil	Nil	0.50	November 11, 2019

The following is a description of other equity awards granted to directors during the year ended December 31, 2017.

None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Rory J. Cutaia c/o 344 S. Hauser Drive, Unit 414 Los Angeles, California 90036	Common Stock	56,959,120	(3)	31.5%
Chakradhar Reddy
110 3rd Ave. #11B
New York, NY 10003	Common Stock	9,300,000	(4)	6.1%
James P. Geiskopf c/o 344 S. Hauser Drive, Unit 414 Los Angeles, California 90036	Common Stock	5,514,000	(5)	3.6%
Jeff Clayborne
c/o 344 S. Hauser Drive, Unit 414
Los Angeles, California 90036	Common Stock	2,759,807	(6)	1.8%

All executive officers and directors as a group (3 persons)	Common Stock	65,232,927		35.6%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 152,126,286 shares of our common stock issued and outstanding as of March 30, 2018.

(3)	Consists of 23,585,832 shares of common stock held directly, 3,603,600 shares of common stock held by Cutaia Media Group Holdings, LLC and 810,092 shares of common stock held by spouse. Also includes 2,675,000 stock options held directly and 562,500 stock options held by Mr. Cutaia’s spouse that are exercisable within 60 days but excludes 2,125,000 stock options held by Mr. Cutaia, and 37,500 stock options held by Mr. Cutaia’s spouse, that are not exercisable within 60 days. The total also includes 14,457,269 warrants granted to Mr. Cutaia as consideration for extending the payment terms of his outstanding notes payable, 11,264,826 shares of common stock that Mr. Cutaia can contractually convert his outstanding notes payable into.

(4)	Consists of 9,300,000 shares of common stock held directly.

(5)	Includes 4,084,000 shares of common stock held directly, 80,000 shares held by Mr. Geiskopf’s children. Also includes 1,350,000 stock options exercisable within 60 days. Excludes 2,000,000 stock options not exercisable within 60 days.
(6)	Includes 2,000,000 shares of common stock held directly. Also, includes 759,807 stock options exercisable within 60 days. Excludes 3,433,334 stock options not exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2016, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at December 31, 2017, and in which any of the following persons had or will have a direct or indirect material interest:

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

See transactions with related parties in Notes 5 and 13 in the accompanying financial statements included in this document.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2017 and 2016 for professional services rendered our independent registered public accounting firm Weinberg & Company.

Fees	2017	2016
Audit Fees	$37,500	$31,890
Audit Related Fees	-	506
Tax Fees	-	-
Other Fees	-	-
Total Fees	$37,500	$32,396

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1(2)	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.) and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.)
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Certificate of Change
3.4(2)	Articles of Merger
4.1(20)	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC
4.2(20)	Common Stock Purchase Warrant (Second Warrant dated September 15, 2017, issued to Kodiak Capital Group, LLC
4.3(20)	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC
4.4(20)	Promissory Note (Commitment Note), dated September 15, 2017, to Kodiak Capital Group, LLC
4.5(20)	Promissory Note (First Note), dated September 15, 2017, to Kodiak Capital Group, LLC
4.6(20)	Promissory Note (Second Note), dated September 15, 2017, issued to Kodiak Capital Group, LLC
10.1(2)	2014 Stock Option Plan
10.3(3)	Employment Agreement – Rory Cutaia
10.4(4)	Secured Promissory Note dated December 11, 2014 from Songstagram, Inc.
10.5(4)	Secured Promissory Note dated December 11, 2014 from Rocky Wright
10.6(4)	Security Agreement dated December 11, 2014 from Songstagram, Inc.
10.7(4)	Security Agreement dated December 11, 2014 from Rocky Wright
10.8(5)	Acquisition Agreement dated January 20, 2015 among our company, Songstagram, Inc. and Rocky Wright
10.9(5)	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015 between our company and Songstagram, Inc.
10.10(5)	Form of Termination Agreement and Release dated January 20, 2015
10.11(6)	Settlement and Release Agreement dated February 6, 2015 among our company, Songstagram, Inc. and Jeff Franklin
10.12(7)	Engagement letter dated March 20, 2015 among the Company., DelMorgan Group LLC and Globalist Capital, LLC
10.13(7)	Form of Note Purchase Agreement dated March 20, 2015
10.14(7)	Form of Warrant Certificate dated March 20, 2015
10.15(8)	12% Secured Convertible Note Issued to Rory J. Cutaia
10.16(8)	Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note
10.17(8)	12% Unsecured Convertible Note issued to Rory J. Cutaia
10.18(8)	12% Unsecured Note issued to Audit Prep Services, LLC
10.19(9)	Form of Stock Repurchase Agreements
10.20(10)	Form of Private Placement Subscription Agreement
10.21(10)	Form of 12% Secured Convertible Note Issued to Rory J. Cutaia
10.22(10)	Form of Security Agreement Issued to Rory J. Cutaia in Connection with 12% Secured Convertible Note
10.23(10)	Form of Warrant Agreement for Rory J. Cutaia
10.24(10)	Form of 12% Unsecured Convertible Note issued to Rory J. Cutaia
10.25(10)	Form of 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.26(10)	Form of Warrant Agreement for Oceanside Strategies, Inc.
10.27(11)	Private Placement Subscription Agreement

10.28(11)	Form of Option Agreement for Messrs. Geiskopf and Cutaia
10.29(12)	July 12, 2016 Term Sheet with Nick Cannon
10.30(12)	Form of Option Agreement for Jeff Clayborne
10.31(13)	Form of Engagement Agreement dated August 8, 201 between the Company and International Monetary
10.32(14)	Private Placement Subscription Agreement
10.33(15)	April 2016 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.34(15)	Extension Agreement and Amendment to 12% Unsecured Convertible Note issued to Oceanside Strategies, Inc.
10.35(15)	Warrant Agreement for Oceanside Strategies, Inc.
10.36(16)	Securities Purchase Agreement by and between the Company and the Purchaser, dated February 13, 2017
10.37(16)	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated February 13, 2017
10.37(a)(16)	Amended Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated July 28, 2017
10.38(16)	Letter from Anton & Chia, LLP, dated February 15, 2017 to the Securities and Exchange Commission
10.39(17)	Articles of Merger, as file with Secretary of State of the State of Nevada on April 4, 2017
10.40(17)	Certificate of Correction, as filed with the Secretary of State of the State of Nevada on April 17, 2017
10.41(18)	On June 22, 2017, the Company moved its headquarters to 344 S. Hauser Blvd., Ste. 414, Los Angeles CA 90036. The Company’s telephone number remains the same; 855-250-2300.
10.42(20)	Equity Purchase Agreement dated September 15, 2017 between nFüsz, Inc. and Kodiak Capital Group, LLC
10.43(20)	Registration Rights Agreement dated September 15, 2017 between nFüsz, Inc. and Kodiak Capital Group, LLC
10.44(21)	Corrected Equity Purchase Agreement, dated September 15, 2017, by and between nFüsz, Inc. and Kodiak Capital Group, LLC
10.45(22)	December 5, 2017 Securities Purchase Agreement between nFüsz, Inc. and EMA Financial, LLC
10.46(22)	December 5, 2017 8% Unsecured Convertible Note issued to EMA Financial, LLC
10.47(22)	December 5, 2017 Warrant Agreement for EMA Financial, LLC
10.48(22)	December 5, 2017 Securities Purchase Agreement between nFüsz, Inc. and Auctus Fund, LLC
10.49(22)	December 5, 2017 8% Unsecured Convertible Note issued to Auctus Fund, LLC
10.50(22)	December 5, 2017 Warrant Agreement for Auctus Fund, LLC
10.51(22)	December 13, 2017 Securities Purchase Agreement between nFüsz, Inc. and PowerUp Lending Group, LTD
10.52(22)	December 13, 2017 8% Unsecured Convertible Note issued to PowerUp Lending Group, LTD
10.53(23)	January 11, 2018 Securities Purchase Agreement between nFüsz, Inc. and EMA Financial, LLC
10.54(23)	January 11, 2018 8% Unsecured Convertible Note issued to EMA Financial, LLC
10.55(23)	January 11, 2018 Warrant Agreement for EMA Financial, LLC
10.56(23)	January 10, 2018 Securities Purchase Agreement between nFüsz, Inc. and Auctus Fund, LLC
10.57(23)	January 10, 2018 8% Unsecured Convertible Note issued to Auctus Fund, LLC
10.58(23)	January 10, 2018 Warrant Agreement for Auctus Fund, LLC
10.59(24)	Corrected Equity Purchase Agreement, dated September 15, 2017, by and between nFüsz, Inc. and Kodiak Capital Group, LLC (incorporated by reference to Exhibit 10.1 from the Form 8-k/A filed on October 26, 2017)
14.1(2)	Code of Ethics and Business Conduct
21.1	Subsidiaries Global System Designs Inc. (Canada)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Previously filed as exhibits to our company’s registration statement on Form S-1, on April 8, 2013, File Number 333-187782 and incorporated herein.
(2)	Previously filed as exhibits to our company’s current report on Form 8-K on October 22, 2014 and incorporated herein.
(3)	Previously filed as an exhibit to our company’s current report on Form 8-K on November 24, 2014 and incorporated herein.
(4)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 17, 2014 and incorporated herein.
(5)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 26, 2015 and incorporated herein.
(6)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 9, 2015 and incorporated herein.
(7)	Previously filed as an exhibit to our company’s current report on Form 8-K on March 27, 2015 and incorporated herein.
(8)	Previously filed as an exhibit to our company’s current report on Form 8-K on December 1, 2015 and incorporated herein.
(9)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 28, 2016 and incorporated herein.
(10)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 4, 2016 and incorporated herein.
(11)	Previously filed as an exhibit to our company’s current report on Form 8-K on May 5, 2016 and incorporated herein.
(12)	Previously filed as an exhibit to our company’s current report on Form 8-K on July 12, 2016 and incorporated herein.
(13)	Previously filed as an exhibit to our company’s current report on Form 8-K on August 8, 2016 and incorporated herein.
(14)	Previously filed as an exhibit to our company’s current report on Form 8-K on September 14, 2016 and incorporated herein.
(15)	Previously filed as an exhibit to our company’s current report on Form 8-K on January 7, 2017 and incorporated herein.
(16)	Previously filed as an exhibit to our company’s current report on Form 8-K on February 14, 2017 and incorporated herein.
(17)	Previously filed as an exhibit to our company’s current report on Form 8-K on April 21, 2017 and incorporated herein.
(18)	Previously filed as an exhibit to our company’s current report on Form 8-K on June 22, 2017 and incorporated herein.
(19)	Filed as an exhibit to our company’s quarterly report on Form 10-Q on August 10, 2017 and incorporated herein.
(20)	Previously filed as an exhibit to our Company’s Current Report on Form 8-K on October 2, 2017 and incorporated herein.
(21)	Previously filed as an exhibit to our Company’s Current Report on Form 8-k/A on October 27, 2017 and incorporated herein.
(22)	Previously filed as an exhibit to our Company’s Current Report on Form 8-k on December 14, 2017 and incorporated herein.
(23)	Previously filed as an exhibit to our Company’s Current Report on Form S-1 on January 26, 2018 and incorporated herein.
(24)	Previously filed as an exhibit to our Company’s Current Report on Form S-1 on March 9, 2018 and incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nFüsz, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
Treasurer and Director

Date:	April 2, 2018

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director
Date:	April 2, 2018
By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer

Date:	April 2, 2018

