Form 10-Q
period 2018-03-31
nFusz, Inc.
filed 2018-05-15
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of May 15, 2018, 155,590,443 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

nFÜSZ, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

nFÜSZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$1,604,137	$10,560
Prepaid expenses	35,880	40,909
Total current assets	1,640,017	51,469
Property and equipment, net	25,249	30,554
Other assets	8,780	8,780

Total assets	$1,674,046	$90,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$613,723	$663,506
Accrued interest (including $31,308 and $99,425 payable to related parties)	31,308	248,120
Accrued officers' salary	118,008	607,333
Note payable	-	125,000
Notes payables - related party	1,964,985	1,964,985
Convertible note payable, net of discount of $0 and $675,443, respectively	-	1,020,315
Derivative liability	1,735,354	1,250,581
Total current liabilities	4,463,378	5,879,840

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 152,126,287 and 119,118,513 shares issued and outstanding as of March 31, 2018 and December 31, 2017	15,213	11,912
Additional paid in capital	34,229,846	22,738,574
Common stock issuable, none as of March 31, 2018 and 4,500,000 shares as of December 31, 2017	(20)	430
Accumulated deficit	(37,034,371)	(28,539,953)

Total stockholders' deficit	(2,789,332)	(5,789,037)

Total liabilities and stockholders’ deficit	$1,674,046	$90,803

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Net Sales	$8,003	$-

Operating Expenses:
Research and development	130,000	89,600
General and administrative	5,269,574	617,537
Total operating expenses	(5,399,574)	(707,137)

Loss from operations	(5,391,571)	(707,137)

Other income (expense)
Change in fair value of derivative liability	(2,624,887)	-
Debt extinguishment	(1,067,242)	(26,000)
Interest expense - amortization of debt discount	(747,623)	(39,678)
Interest expense (including $58,142 and $58,142 to related parties)	(203,933)	(84,005)
Financing costs	(171,739)	-
Other expense	(6,239)	-
Gain on extinguishment of derivative liability	1,718,816	-
Total other expense	(3,102,847)	(149,683)

Net loss	$(8,494,418)	$(856,820)

Loss per share - basic and diluted	$(0.07)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	127,358,921	95,882,696

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total

Balance at December 31, 2017	119,118,513	$11,912	$22,738,574	$430	$(28,539,953)	$(5,789,037)

Common shares issued upon exercise of warrants	1,011,856	101	21,899	-	-	22,000
Derivative liability extinguished upon exercise of warrants	-	-	723,037	-	-	723,037
Proceeds from sale of common stock	16,409,067	1,641	2,276,859	-	-	2,278,500
Fair value of common shares issued for services	4,748,514	475	3,269,722	(450)	-	3,269,747
Fair value of common stock issued upon conversion of debt	7,383,006	738	2,276,561	-	-	2,277,299
Fair value of common stock issued upon conversion of accrued officer's salary	407,226	41	582,292			582,333
Common shares issued upon exercise of put option	3,048,105	305	999,695	-	-	1,000,000
Fair value of vested stock options	-	-	1,341,207	-	-	1,341,207
Net loss	-	-	-	-	(8,494,418)	(8,494,418)

Balance at March 31, 2018	152,126,287	$15,213	$34,229,846	$(20)	$(37,034,371)	$(2,789,332)

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Operating Activities:
Net loss	$(8,494,418)	$(856,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,610,954	264,273
Change in fair value of derivative liability	2,624,887	-
Debt extinguishment	1,067,242	26,000
Amortization of debt discount	747,623	39,678
Financing costs	171,739	-
Depreciation and amortization	5,305	5,305
Gain on extinguishment of derivative liability	(1,718,816)	-
Effect of changes in assets and liabilities:
Accounts payable, accrued expenses, and accrued interest	(11,468)	214,440
Accounts receivable	-	8,468
Other assets	-	3,977
Prepaid expenses	5,029	(23,413)
Net cash used in operating activities	(991,923)	(318,092)

Financing Activities:
Proceeds from sale of common stock	2,278,500	170,000
Proceeds from exercise of put option	1,000,000	-
Proceeds from convertible note payable	130,000	-
Proceeds from warrant exercise	22,000	-
Proceeds from series A preferred stock	-	255,000
Payment of convertible notes payable	(845,000)	-
Net cash provided by financing activities	2,585,500	425,000

Net change in cash	1,593,577	106,908

Cash - beginning of period	10,560	16,762

Cash - end of period	$1,604,137	$123,670

Supplemental disclosures of cash flow information:
Cash paid for interest	$258,627	$3,750
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$2,277,299	$-
Fair value of derivative liability extinguished upon exercise of warrants	$723,037	$-
Common stock issued to settle accrued officer's salary	$582,333	$-
Fair value of derivative liability from issuance of convertible debt and warrant features	$301,739	$-
Common stock issued to settle accounts payable	$-	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2018 and 2017
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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $2,789,332 as of March 31, 2018, and incurred a net loss of $8,494,418 and utilized $991,923 of cash during the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include assumptions made in valuing derivative liabilities, valuation of debt and equity instruments, share-based compensation arrangements and realization of deferred tax assets. Amounts could materially change in the future.

Revenue Recognition

We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

The Company adopted the guidance of ASC 606 on January 1, 2018. The implementation of ASC 606 had no impact on the prior period financial statements and no cumulative effect adjustment was recognized.

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

Share Based Payments

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2018, the Company had a total of 22,447,225 options and 30,107,413 warrants outstanding, and the potential issuance of approximately 11.2 million shares of common stock upon conversion of notes payable. These shares were excluded from the computation of net loss per share because they are anti-dilutive. As of March 31, 2017, the Company had total of 17,530,953 options and 18,455,264 warrants which were excluded from the computation of net loss per share because they are anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(Unaudited)
Furniture and fixtures	$56,890	$56,890
Office equipment	50,669	50,669

	107,559	107,559
Less: accumulated depreciation	(82,310)	(77,005)

	$25,249	$30,554

Depreciation expense amounted to $5,305 for three months ended March 31, 2018 and 2017, respectively.

4.	NOTE PAYABLE

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

Effective March 20, 2017, for no additional consideration the Company entered into an extension agreement with the third-party lender to extend the maturity date of the Note to March 21, 2018. All other terms of the Note remain unchanged. As of December 31, 2017, the balance due under the note was $125,000.

On January 29, 2018, the Company settled the debt of $125,000 in exchange for 1,250,000 shares of its Common Stock. There was no gain or loss recognized as the fair value of the common shares issued approximates the note payable settled.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of March 31, 2018 and December 31, 2017:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2018	Balance at December 31, 2017
					(Unaudited)
Note 1 (A)	December 1, 2015	August 1, 2018	12.0%	$1,203,242	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 1, 2018	12.0%	189,000	189,000	189,000
Note 3 (B)	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4 (C)	August 4, 2016	December 4, 2018	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	December 4, 2018	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

(A)	Per the terms of the agreement, at Mr. Cutaia’s discretion (majority stockholder and Chief Executive Officer (CEO)), he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

(B)	As of March 31, 2018, and the date of this report, the note is past due. The Company is currently in negotiations with the note holder to settle the note payable.

(C)	A total of 30% of the note principal can be converted to shares of common stock at a conversion price $0.07 per share.

Total interest expense for notes payable to related parties for the three months ended March 31, 2018 and 2017 was $58,142, respectively.

6.	CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of March 31, 2018 and December 31, 2017:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2018	Balance at December 31, 2017
					(Unaudited)
Note payable	April 3, 2016	April 4, 2018	12%	$600,000	$-	$680,268
Note payable	June and August 2017	February and March 2018	5%	$220,500	-	220,500
Note payable	Various	Various	5%	$320,000	-	320,000
Note payable	December 8, 2017	December 8, 2018	8%	$370,000	-	370,000
Note payable	December 13, 2017	September 20, 2018	8%	$105,000	-	105,000
Total notes payable					-	1,695,768
Debt discount					-	(675,453)

Total notes payable, net of debt discount					$-	$680,268

During 2016 through 2017, the Company issued convertible notes payable to unrelated, third party creditors/investors totaling $1,695,768. The notes bear an average interest rate of 8% per annum, secured by the Company’s assets, matures starting February 2018 through January 2019 and convertible to shares of common stock based upon a discounted market price. As of December 31, 2017, outstanding balance of the notes payable amounted $1,695,768 and unamortized debt discount of $675,453.

During the period ended March 31, 2018, the Company issued similar convertible notes payable totaling $150,000 in exchange for cash of $130,000. The Company determined that since the conversion floor had no limit to the conversion price, that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $252,778 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $150,000 as a valuation discount amortized over the life of the note, and the excess of $102,778 being recorded as financing cost (see Note 8 for discussion of derivative liability). In addition, the Company also recorded the notes’ original issue discount of $20,000 as financing costs.

As part of the offering, the Company also granted a five-year warrant to acquire 1,000,000 shares of the Company’s common stock with an exercise price of $0.14 per share. A total of 500,000 warrants that were granted included full ratchet reset provision in case a future offering at a price below $0.14 per share and a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder and a reset. As such, pursuant to current accounting guidelines, the Company determined that the warrant exercise price and fundamental transaction clause created a derivative with a fair value of $48,961 at the date of issuance. The Company accounted for the fair value of the derivative as financing cost. See Note 8 for discussion of derivative liability.

During the period ended March 31, 2018 the Company paid $845,000 to settle certain outstanding convertible notes and converted outstanding convertible notes payable and accrued interest of $2,139,005 thru the issuance of 6,133,006 shares of common stock. As the fair value of the common shares issued of $1,679,276 exceeded the recorded amount of the convertible notes and accrued interest settled, the Company recorded a loss on debt extinguishment $1,090,056 on the settlement. The Company amortized the remaining debt discount of $675,453 to interest expense during the period.

As of March 31, 2018, all convertible notes payable had been settled or paid.

Total interest expense for convertible notes payable for the three months ended March 31, 2018 and 2017 was $144,541 and $20,128, respectively.

8.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes whose conversion price contains reset provisions based on a future offering price and/or whose conversion price is based on a future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In addition, the Company also granted certain warrants which included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder.

As a result, the conversion option and warrants are classified as a liability and bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	March 31, 2018	Upon Issuance	December 31, 2017
Stock Price	$1.45	$0.10	$0.10
Exercise Price	$0.13	$0.08	$0.06
Expected Life	4.75	2.33	1.26
Volatility	228%	193%	189%
Dividend Yield	0%	0%	0%
Risk Free Interest Rate	1.93%	1.18%	1.72%

Fair Value	$1,735,354	$301,739	$1,250,581

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

As of December 31, 2017, the Company had recorded a derivative liability of $1,250,581. During the period ended March 31, 2018, the Company recorded an additional derivative liability totaling $301,739 as a result of the issuance of convertible notes and warrants. During the period ending March 31, 2018, the Company extinguished a derivative liability of $1,718,816 upon the conversion and payment of outstanding convertible notes payable, which was recorded as a gain on extinguishment, and $723,072 from exercise of warrants that was accounted for as a charge to additional paid in capital. During the period ended March 31, 2018 the Company recorded a change in fair value of $2,624,887 up to the dates of the extinguishment which has been reflected as a cost in the accompanying statement of operations. At March 31, 2018, the fair value of the derivative liability amounted to $1,735,354.

9.	EQUITY TRANSACTIONS

The Company’s common stock activity for the three months ended March 31, 2018 is as follows:

Common Stock

Shares Issued for Services – During the period ended March 31, 2018, the Company issued 4,748,514 common shares to employees and vendors for services rendered with a fair value of $3,269,747 and are expensed based on fair market value of the stock price at the date of grant. Included in these issuances were 4,500,000 shares of common stock with a fair value of $1,539,000 granted to officers and a director of the Company for services rendered.

Shares Issued from Stock Subscription. For the period ended March 31, 2018, the Company issued 16,409,067 common shares to investors for net cash proceeds of $2,278,500.

Shares Issued from Conversion of Note Payable - During the period ended March 31, 2018, the Company issued 7,383,006 shares of common stock upon conversion of notes payable and accrued interest of $1,187,243 (see Note 4 and 6).

Shares Issued Upon Exercise of Put Option - In January and February 2018, the Company issued Put Notices to Kodiak and issued 3,048,105 shares of common stock in exchange for cash of $1,000,000. In addition, the Company also issued Kodiak the prorated warrants to purchase 2,000,000 shares of common stock at $0.25 per share.

Shares Issued for Accrued Salary - On March 28, 2018 the Company converted the CEO’s accrued salary of $582,333 into 407,226 shares of common stock with a fair value of $582,333 at the date of conversion.

Shares Issued from Exercise of Warrants - During the period months ended March 31, 2018, a total of 1,281,000 warrants were exercised in a cash and cashless exercised in exchange for 1,011,856 common shares. The Company received cash of $22,000 upon exercise of the warrants.

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

A summary of option activity for the three months ended March 31, 2018 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	21,840,953	$0.33	1.21
Granted	906,272	0.26
Exercised	-	-
Forfeited or expired	(300,000)	1.30
Outstanding at March 31, 2018	22,447,225	$0.25	1.83	$26,926,862
Vested and deemed vested at March 31, 2018	12,229,135	$0.30		$14,435,999
Exercisable at March 31, 2018	9,692,428	$0.35		$10,693,296

During the three months ended March 31, 2018, the Company granted stock options to employees and consultants to purchase a total 906,272 shares of common stock for services rendered. The options have an average exercise price of $0.26 per share, expire in five years and vest on grant date or over a period of three years from grant date. Total fair value of these options at grant date was $164,165 using the Black-Scholes Option Pricing model with the following average assumptions: life of 5 years; risk free interest rate of 2.56%; volatility of 184% and dividend yield of 0%.

The total stock compensation expense recognized relating to vesting of these stock options for the three months ended March 31, 2018 amounted to $1,341,207. As of March 31, 2018, total unrecognized stock-based compensation expense was $3,549,739 which is expected to be recognized as an operating expense through February 2021.

The fair value of share option award is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	3 Months Ended March 31,
	2018	2017
Risk-free interest rate	2.25% - 2.66%	1.93%
Average expected term (years)	5 years	5 years
Expected volatility	184.45%	160%
Expected dividend yield	-	-

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

Warrants

The Company has the following warrants outstanding as of March 31, 2018 all of which are exercisable:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2017	28,436,413	$0.13	2.79	$-
Granted	3,000,000	0.21	-	-
Forfeited	(48,000)	0.10	-	-
Exercised	(1,281,000)	0.17	-	-
Outstanding at March 31, 2018	30,107,413	$0.14	3.15	$39,553,468

Vested March 31, 2018	30,107,413			$39,553,468

Exercisable at March 31, 2018	30,107,413			$39,553,468

For the three months ended March 31, 2018, the Company issued warrants to note holders to purchase a total of 1,000,000 shares of common stock. The warrants are exercisable at an average price of $0.14 per share and will expire in January 2023. A total of 500,00 warrants issued were accounted as derivative liability (see Note 6).

On February 21, 2018, the Company issued 2,000,000 warrants as part of the exercise of our put option with Kodiak. The exercise price of the 2,000,000 warrants is $0.25 per share and expire on February 20, 2023.

During the three months ended March 31, 2018, a total of 1,281,000 warrants were exercised and converted into 1,011,856 common shares at a weighted average exercise price of $0.17. The Company received $22,000 upon exercise of the warrants.

9.	COMMITMENTS AND CONTINGENCIES

Litigation

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries.

10.	SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued 1,050,000 common shares for net proceeds of $700,000. In addition, 41,667 shares of common stock that were subject to vesting schedules and previously accounted for were issued.

On April 16, 2018, the Company and Kodiak Capital Group, LLC “Kodiak” agreed that all notes payable between the parties shall be deemed satisfied and cancelled.  Further, all registered shares held by Kodiak shall be subject to the following amended more restrictive leak-out provision:  the number of shares Kodiak may sell in any given week is hereby limited to not more than the greater of (a) 400,000 shares per week or (b) five percent of the prior week’s reported trading volume, proportionately adjusted for weeks with fewer than five trading days.

On April 19, 2018, 487,620 options were exercised and converted into 487,620 common shares at $.07. The Company received $34,133 upon exercise of the options.

On April 27, 2018, a total of 2,000,000 warrants were exercised in a cashless exercise in exchange for 1,884,869 common shares.

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “nFüsz” refer to nFüsz, Inc., a Nevada corporation unless otherwise specified.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the value of derivative liability and share-based payments. Amounts could materially change in the future.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the nine months ended March 31, 2018.

Share-Based Payment

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

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017.

Revenues

Subscription revenues were $8,003 generated from the Company’s Software-as-a-Service (SaaS) platform that was launched during the fourth quarter of fiscal 2017. There was no similar transaction in the first quarter of 2017.

Operating Expenses

Research and development expenses were $130,000 for the three months ended March 31, 2018, as compared to $89,600 for the three months ended March 31, 2017. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications.

General and administrative expenses for the three months ended March 31, 2018 and 2017 was $5,269,574 and $617,537, respectively. The increase was primarily due to an increase in stock-based compensation expense of $4,610,954 plus an increase in labor related costs, legal and audit fees associated with growth of the Company. The significant increase in stock-based compensation was due to increase in the Company’s stock price. The Company’s stock price increased from $0.10 per share at December 31, 2017 to $1.45 per share at March 31, 2018 or an average of $0.48 per share during the period ended March 31, 2018. In prior period, the average price of the Company’s stock was $0.11 per share.

Other expense, net, for the three months ended March 31, 2018 amounted to $3,102,847, which represented a change in fair value of derivative liability of $2,624,887, debt extinguishment of $1,067,242, interest expense for amortization of debt discount of $747,623, interest expense of $203,933 on outstanding notes payable, $171,739 of financing costs attributed to derivative liabilities, and other expense of $6,239. All offset by a gain on extinguishment of derivative liability of $(1,718,816). The amount of other expense, net, was higher in 2018 due to payoff off and conversion of debt that did not occur during the first quarter of 2017.

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

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Net loss	$(8,494,418)	$(856,820)

Modified EBITDA
Stock compensation expense	4,610,954	264,274
Change in fair value of derivative liability	2,624,887	-
Debt extinguishment	1,067,242	-
Amortization of debt discount	747,623	39,678
Interest expense	203,933	84,005
Financing costs	171,739	-
Depreciation	5,305	5,305
Gain on extinguishment of derivative liability	(1,718,816)	-
Total adjustments	7,712,867	419,261
Modified EBITDA	$(781,551)	$(437,558)

The $343,993 decrease in modified EBITDA for the year three months ended March 31, 2018 compared to the same period in 2017, resulted from the increase in labor related costs, legal and audit fees associated with growth of the Company.

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Cash used in operating activities	$(991,923)	$(318,092)
Cash provided by financing activities	2,585,500	425,000
Increase in cash	$1,593,577	$106,908

For the three months ended March 31, 2018, our cash flows used in operating activities amounted to $991,923 compared to cash used in 2017 of $318,092. The change is due to an increase in business activity which resulted in an additional consulting expenses, salary, and various operating expenses in 2018 compared to 2017. In addition, the Company paid accrued interest as part of the convertible debt payoffs in quarter one 2018.

Our cash provided by financing activities for the three months ended March 31, 2018 amounted to $2,585,500 which represented $2,278,500 of proceeds received from issuances of common stock, proceeds from issuance of common shares of $1,000,000 from exercise of Put option, $130,000 of proceeds from the issuance of convertible debt, and $22,000 of proceeds from the exercise of warrants, offset by $845,000 of convertible debt payments. Our cash provided by financing activities for the three months ended March 31, 2017 amounted to $425,000 which represented $170,000 of proceeds received from issuances of common stock and $255,000 of proceeds received from the issuance of convertible series A preferred stock.

As of March 31, 2018, total liabilities are $4,463,378, of which $1,735,354 is attributed to derivative liabilities related to 1.2 million of outstanding warrants (see section 8 Derivative Liability). Without the derivative liability total liabilities are $2,728,024, of which $1,964,985 is related party debt.

As of March 31, 2018, the derivative liability of $1,735,354 relates to 1.2 million of outstanding warrants, and the obligation only arises if (1) the Company, at any time while the Warrants are outstanding, shall distribute to ALL holders of Common Stock evidences of its indebtedness or assets or rights or warrants to subscribe for or purchase any security other than the Common Stock at a price lower than $0.14, which is the highest exercise price of the outstanding warrants or (2) if, at any time while the Warrants are outstanding, (A) the Company effects any merger or consolidation of the Company with or into another Person, (B) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (C) any tender offer or exchange offer is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (D) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (each “Fundamental Transaction”).

As of March 31, 2018, we had cash of $1,604,137. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations.

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

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $2,789,332 as of March 31, 2018 and incurred a net loss of $8,494,418 and utilized $991,923 in cash during the period ended. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

The Company has the following outstanding notes payable to related parties at March 31, 2018 that are due in the current year:

Payable to:	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2018

Rory Cutaia (1)	December 1, 2015	August 1, 2018	12.0%	$1,203,242	$1,198,883
Rory Cutaia	December 1, 2015	August 1, 2018	12.0%	189,000	189,000
Past Director	December 1, 2015	April 1, 2017	12.0%	111,901	111,901
Rory Cutaia (2)	August 4, 2016	December 4, 2018	12.0%	343,326	343,326
Rory Cutaia	August 4, 2016	December 4, 2018	12.0%	121,875	121,875

Total notes payable – related parties					$1,964,985

(1)	Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

(2)	A total of 30% of the note principal can be converted to shares of common stock at a conversion price $0.07 per share.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of grant. For the three months ended March 31, 2018, the Company issued 4,748,514 shares of common stock to vendors and recorded stock compensation expense of $3,269,747.

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the three months ended March 31, 2018, the Company issued 16,409,067 common shares for a net proceed of $1,980,000.

Shares Issued from Conversion of Note Payable - - During the period ended March 31, 2018, the Company issued 7,383,006 shares of common stock with a fair value of $8,874,901 upon conversion of a notes payable. 6,133,006 of the shares were valued and accounted for using a beneficial conversion feature when the notes were executed (see Note 4 and 6).

Shares Issued as Part of Put Notice - In January and February 2018, the Company issued Put Notices to Kodiak and issued 3,048,105 shares of common stock in exchange for cash of $1,000,000. In addition, the Company also issued Kodiak the prorated warrants to purchase 2,000,000 shares of common stock at $0.25 per share.

Shares Issued for Accrued Salary - On March 28, 2018 the Company converted the CEO’s accrued salary of $582,333 into 407,226 restricted shares of common stock at a price of $1.43 per share, which represents the closing price of the Company’s shares as reported on OTC markets on March 28, 2018.

Shares Issued from Exercise of Warrants - During the three months ended March 31, 2018, a total of 1,281,000 warrants were exercised and converted into 1,011,856 common shares at a weighted average exercise price of $.17. The Company received $22,000 as part of the transactions. As part of the transaction the Company recorded a gain on debt extinguishment to account for the extinguishment of the related derivative liability of $723,037.

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

nFÜSZ, INC.

May 15, 2018	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

May 15, 2018	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer

