Form 10-Q
period 2018-06-30
nFusz, Inc.
filed 2018-08-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of August 14, 2018, 153,698,043 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

nFÜSZ, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

nFÜSZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$1,420,798	$10,560
Prepaid expenses	47,646	40,909
Total current assets	1,468,444	51,469
Property and equipment, net	20,060	30,554
Other assets	16,811	8,780

Total assets	$1,505,315	$90,803

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$547,908	$663,506
Accrued interest (including $34,656 and $99,425 payable to related parties)	34,656	248,120
Accrued officers’ salary	124,250	607,333
Note payable	-	125,000
Notes payable - related party	1,964,985	1,964,985
Convertible notes payable, net of discount of $0 and $675,443, respectively	-	1,020,315
Derivative liability	1,014,227	1,250,581
Total current liabilities	3,686,026	5,879,840

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 153,698,043 and 119,118,513 shares issued and outstanding as of June 30, 2018 and December 31, 2017	15,370	11,912
Additional paid-in capital	33,066,404	22,738,574
Common stock issuable, 4,500,000 shares	-	430
Accumulated deficit	(35,262,485)	(28,539,953)

Total stockholders’ deficit	(2,180,711)	(5,789,037)

Total liabilities and stockholders’ deficit	$1,505,315	$90,803

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net Sales	$8,239	$-	$16,242	$-

Operating Expenses:
Research and development	105,733	92,240	235,733	181,840
General and administrative	(490,145)	1,352,028	4,779,429	1,970,028
Total operating expenses	384,412	(1,444,268)	(5,015,162)	(2,151,868)

Income / (Loss) from operations	392,651	(1,444,268)	(4,998,920)	(2,151,868)

Other income (expense)
Other Income / (Expense)	(6,141)	-	(12,380)	-
Change in fair value of derivative liability	1,444,164	-	(1,180,723)	-
Financing costs	-	-	(171,739)	-
Interest expense (including $58,788 and $58,788 to related parties for three months and $116,930 and $116,930 to related parties for six months)	(58,788)	(86,816)	(262,721)	(170,822)
Interest expense - amortization of debt discount	-	(53,346)	(747,623)	(93,024)
Gain on debt extinguishment, net	-	(526,871)	651,574	(552,871)
Total other expense	1,379,235	(667,033)	(1,723,612)	(816,717)

Net Income / (Loss)	$1,771,886	$(2,111,301)	$(6,722,532)	$(2,968,585)

Income / loss per share - basic and diluted	$0.01	$(0.02)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	152,539,980	102,734,185	142,335,253	99,184,826

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total

Balance at December 31, 2017	119,118,513	$11,912	$22,738,574	$430	$(28,539,953)	$(5,789,037)

Common shares issued upon exercise of warrants	1,704,325	170	21,830	-	-	22,000
Common shares issued upon exercise of options	487,620	49	34,084	-	-	34,133
Proceeds from sale of common stock	17,459,067	1,746	2,976,754	-	-	2,978,500
Fair value of common shares issued for services	4,790,181	479	2,627,368	(430)	-	2,627,417
Fair value of common stock issued upon conversion of debt	7,383,006	738	2,276,561	-	-	2,277,299
Fair value of common stock issued upon conversion of accrued expenses	407,226	41	582,292	-	-	582,333
Common shares issued upon exercise of put option	3,048,105	305	999,695	-	-	1,000,000
Fair value of vested stock options	-	-	829,176	-	-	829,176
Stock repurchase	(700,000)	(70)	(19,930)	-	-	(20,000)
Net loss	-	-	-	-	(6,722,532)	(6,722,532)

Balance at June 30, 2018	153,698,043	$15,370	$33,066,404	$-	$(35,262,485)	$(2,180,711)

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017

Operating Activities:
Net loss	$(6,722,532)	$(2,968,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,456,593	1,206,737
Change in fair value of derivative liability	1,180,723	-
Amortization of debt discount	747,623	93,024
Gain on debt extinguishment, net	(651,574)	552,871
Financing costs	171,739	-
Depreciation and amortization	10,494	10,668
Effect of changes in assets and liabilities:
Accounts payable, accrued expenses, and accrued interest	(67,693)	317,330
Accounts receivable	-	8,468
Other assets	(8,031)	6,963
Prepaid expenses	(6,737)	(22,230)
Net cash used in operating activities	(1,889,395)	(794,754)

Financing Activities:
Proceeds from sale of common stock	2,978,500	450,000
Proceeds from exercise of put option	1,000,000	-
Proceeds from convertible note payable	130,000	100,000
Proceeds from option exercise	34,133	-
Proceeds from warrant exercise	22,000	-
Proceeds from series A preferred stock	-	255,000
Payment of convertible notes payable	(845,000)	-
Repurchase common stock	(20,000)	-
Net cash provided by financing activities	3,299,633	805,000

Net change in cash	1,410,238	10,246

Cash - beginning of period	10,560	16,762

Cash - end of period	$1,420,798	$27,008

Supplemental disclosures of cash flow information:
Cash paid for interest	$314,066	$-
Cash paid for income taxes	$800	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$2,277,299	$110,880
Common stock issued to settle accrued officers salary	$582,333	$-
Fair value of derivative liability from issuance of convertible debt and warrant features	$301,739	$-
Conversion of notes payable to convertible notes payable	$-	$56,000
Common stock issued to settle accounts payable	$-	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

Notes to Condensed Consolidated Financial Statements
For the Six months Ended June 30, 2018 and 2017
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC (“CMG”) was organized on December 12, 2012, as a limited liability company under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG merged into bBooth, Inc. and, thereafter, bBooth, Inc. changed its name to bBooth (USA), Inc., effective as of October 16, 2014.

On October 16, 2014, bBoothUSA was acquired by Global System Designs, Inc. (“GSD”), pursuant to a Share Exchange Agreement entered into with GSD (the “Share Exchange Agreement”). GSD was incorporated in the state of Nevada on November 27, 2012. The acquisition was accounted for as a reverse merger transaction. In connection with the closing of the transactions contemplated by the Share Exchange Agreement, GSD’s management was replaced by bBoothUSA’s management, and GSD changed its name to bBooth, Inc. The operations of CMG and bBooth (USA), Inc. became known as, and are referred to herein as, “bBooth USA.”

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the merger, we filed Articles of Merger and a Certificate of Correction (relative to the effective date of the name change merger) with the Secretary of State of the State of Nevada on April 4, 2017, and April 17, 2017, respectively. The merger became effective on April 21, 2017. Our board of directors approved the merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the merger was not required.

Our Business

We are an applications services provider marketing cloud-based business software products on a subscription basis. Our flagship product, notifiCRM, is a Customer Relationship Management (“CRM”) application that is distinguishable from other CRM programs because it utilizes interactive video as the primary means of communication between sales and marketing professionals and their clients or prospects. notifiCRM allows our users to create, distribute, and post interactive videos that contain on-screen interactive icons, buttons, and other elements, that when clicked, allow their prospects and customers to respond to our users’ call to action in real-time, in the video, while the video is playing, without leaving or stopping the video. Our users report increased sales conversion rates compared to traditional, non-interactive video. We developed the proprietary interactive video technology, which serves as the basis for our cloud, Software-as-a-Service (SaaS) products and services that we market under the brand name “notifi” and they are accessible on all mobile and desktop devices. No download is required to access and use our applications. Our users also have access to detailed analytics in the application dashboard that reflect when the videos were viewed, by whom, how many times, for how long, and what interactive elements were clicked-on in the video, among other things, all of which assist our users in focusing their sales and marketing efforts by identifying which clients or prospects have interest in the subject matter of the video.

Our notifiCRM platform can accommodate any size campaign or sales organization, and it is enterprise-class scalable to meet the needs of today’s global organizations. We are working with our vendors to ensure that it is so scalable based upon our current agreements with them. We offer stand-alone versions of our notifiCRM product on a subscription basis to individual consumers, sales-based organizations, consumer brands, marketing and advertising agencies, as well as to artists and social influencers. We also offer notifiCRM through a network of partners and resellers that include Oracle/NetSuite and Marketo, who offer notifiCRM to their respective clients and customers as an upgrade to their existing Oracle/NetSuite or Marketo subscriptions. notifiCRM is fully integrated into each of their platforms and upon payment of the upgrade fee, is accessible through the respective dashboards of Oracle/NetSuite and Marketo. We are actively developing integrations of notifiCRM into other popular marketing, CRM, and Enterprise Resource Management (ERP) platforms.

Our notifiMED application is designed for physicians and other healthcare providers to create more efficient and effective interactive communications with patients. Patients are able to avoid unnecessary and inconvenient visits to their physicians’ or other healthcare providers’ offices by viewing and responding to interactive videos through in-video, on-screen clicks that are designed to assess the patients’ need for an office visit. If the patient’s responses to the interactive video indicate that an office visit is either necessary or desirable, the patient can schedule the office visit right in through video in real time. Patients can also download and print prescriptions, care instructions, and other physician distributed documents right from and through the video. notifiMED is offered on a subscription basis.

Our notifiEDU application is designed for teachers and school administrators for more effective communications with students, parents, and faculty. notifiEDU allows teachers to deliver interactive lessons to students which are both more engaging and more effective. notifiEDU allows teachers to communicate with students through their mobile devices and computers to deliver lessons and tests/quizzes on the screen and in the video. The analytics capabilities of notifiEDU available on the dashboard of the teacher or school administrator allows them to track which students watched the lesson, when, for how long, how many times, and track and report on test/quiz results. notifiEDU is offered on a subscription basis.

Our notifiTV and notifiLIVE products are also part of our proprietary interactive video platform that allows viewers to interact with pre-recorded as well as live broadcast video content by clicking on links embedded in on-screen people, objects, graphics, or sponsors’ signage. Viewers can experience our notifiTV and notifiLIVE interactive content and capabilities on most devices available in the market today without the need to download special software or proprietary video players.

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

Principles of Consolidation

The consolidated financial statements include the accounts of nFüsz, Inc., (formerly bBooth, Inc.) and Songstagram, Inc. (“Songstagram”), our wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $2,180,711 as of June 30, 2018 and incurred a net loss of $6,722,532 and utilized $1,889,395 of cash during the six-month period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of June 30, 2018, the Company had a total of 21,284,605 options and 29,407,413 warrants outstanding, and the potential issuance of approximately 11.2 million shares of common stock upon conversion of notes payable. These shares were excluded from the computation of net loss per share because they are anti-dilutive. As of June 30, 2017, the Company had total of 23,030,953 options and 20,540,456 warrants and potential issuance of approximately 14.2 million shares of common stock which were excluded from the computation of net loss per share because they are anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(Unaudited)
Furniture and fixtures	$56,890	$56,890
Office equipment	50,669	50,669

	107,559	107,559
Less: accumulated depreciation	(87,499)	(77,005)

	$20,060	$30,554

Depreciation expense amounted to $10,494 and $10,668 for six months ended June 30, 2018 and 2017, respectively.

4.	NOTE PAYABLE

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

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of June 30, 2018 and December 31, 2017:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2018	Balance at December 31, 2017
					(Unaudited)
Note 1 (A)	December 1, 2015	August 1, 2018	12.0%	$1,248,883	$1,198,883	$1,198,883
Note 2	December 1, 2015	August 1, 2018	12.0%	189,000	189,000	189,000
Note 3 (B)	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4 (C)	August 4, 2016	December 4, 2018	12.0%	343,326	343,326	343,326
Note 5	August 4, 2016	December 4, 2018	12.0%	121,875	121,875	121,875

Total notes payable – related parties, net					$1,964,985	$1,964,985

(A)	Per the terms of the agreement, at Mr. Cutaia’s discretion (majority stockholder and Chief Executive Officer (CEO), he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

(B)	As of June 30, 2018, and the date of this report, the note is past due. The Company is currently in negotiations with the note holder to settle the note payable.

(C)	A total of 30% of the note principal can be converted to shares of common stock at a conversion price $0.07 per share.

Total interest expense for notes payable to related parties for the six months ended June 30, 2018 and 2017 was $58,788 for each period.

6.	CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of June 30, 2018 and December 31, 2017:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2018	Balance at December 31, 2017
					(Unaudited)
Note payable	April 3, 2016	April 4, 2018	12%	$600,000	$-	$680,268
Note payable	June and August 2017	February and March 2018	5%	$220,500	-	220,500
Note payable	Various	Various	5%	$320,000	-	320,000
Note payable	December 8, 2017	December 8, 2018	8%	$370,000	-	370,000
Note payable	December 13, 2017	September 20, 2018	8%	$105,000	-	105,000
Total notes payable					-	1,695,768
Debt discount					-	(675,453)

Total notes payable, net of debt discount					$-	$1,020,315

During 2016 through 2017, the Company issued convertible notes payable to unrelated, third-party creditors/investors totaling $1,695,768. The notes bore an average interest rate of 8% per annum, secured by the Company’s assets, mature starting February 2018 through January 2019 and are convertible to shares of common stock based upon a discounted market price. As of June 30 2018, outstanding balance of the notes payable and unamortized debt discount was zero.

During the period ended June 30, 2018, the Company issued similar convertible notes payable totaling $150,000 in exchange for cash of $130,000. The Company determined that since the conversion floor had no limit to the conversion price, that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $252,778 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $150,000 as a valuation discount amortized over the life of the note, and the excess of $102,778 being recorded as financing cost (see Note 7 for discussion of derivative liability). In addition, the Company also recorded the notes’ original issue discount of $20,000 as financing costs.

As part of the offering, the Company also granted a five-year warrant to acquire 1,000,000 shares of the Company’s common stock with an exercise price of $0.14 per share. A total of 500,000 warrants that were granted included a full ratchet reset provision in case of a future offering at a price below $0.14 per share and a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder and a reset. As such, pursuant to current accounting guidelines, the Company determined that the warrant exercise price and fundamental transaction clause created a derivative with a fair value of $48,961 at the date of issuance. The Company accounted for the fair value of the derivative as financing cost. See Note 7 for discussion of derivative liability.

During the period ended June 30, 2018, the Company paid $845,000 to settle certain outstanding convertible notes payable. In addition, the Company also issued 6,133,006 shares of common stock to settle the remaining convertible notes payable and accrued interest. As part of the settlement, the Company recorded a loss on debt extinguishment of $1,067,242 to account for the fair value of the common shares issued to a note holder who’s note was not fully convertible to common shares. Furthermore, the Company amortized the remaining debt discount of $747,623 to interest expense. As of June 30, 2018, all convertible notes payable and unpaid interest had been paid or settled.

Total interest expense for convertible notes payable for the six months ended June 30, 2018 and 2017 was $144,541 and $40,481, respectively.

7.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes whose conversion prices contains reset provisions based on a future offering price and/or whose conversion prices are based on future market prices. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In addition, the Company also granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder.

As a result, the conversion option and warrants are classified as liabilities and are bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	June 30, 2018	Upon Issuance	December 31, 2017
Stock Price	$0.60	$0.10	$0.10
Exercise Price	$0.13	$0.08	$0.06
Expected Life	4.50	2.33	1.26
Volatility	226%	193%	189%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.89%	1.18%	1.72%

Fair Value	$1,014,227	$301,739	$1,250,581

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

During the period ended June 30, 2018, the Company recorded an additional derivative liability totaling $301,739 as a result of the issuance of convertible notes and warrants. The Company also extinguished a derivative liability of $1,718,816 upon the conversion and payment of outstanding convertible notes payable, which was recorded as part of gain on extinguishment of debt. In addition, the Company also recorded a change in fair value of $1,180,723 to account the change in fair value of these derivative liabilities up to the dates of the extinguishment and at June 30, 2018. At June 30, 2018, the fair value of the derivative liability amounted to $1,014,227.

8.	EQUITY TRANSACTIONS

The Company’s common stock activity for the six months ended June 30, 2018 is as follows:

Common Stock

Shares Issued from Exercise of Warrants – During the period ended June 30, 2018, a total of 1,981,000 warrants were exercised in cash and cashless exercises for the issuance of an aggregate of 1,704,325 shares of common stock. The Company received cash of $22,000 upon exercise of the warrants.

Shares Issued from Exercise of Options – During the period ended June 30, 2018, a total of 487,620 options were exercised in cash exercises for 487,620 shares of common stock. The Company received cash of $34,133 upon exercise of the options.

Shares Issued from Stock Subscription – During the period ended June 30, 2018, the Company issued 17,459,067 shares of common stock to investors for net cash proceeds of $2,978,500.

Shares Issued for Services – During the period ended June 30, 2018, the Company issued 4,790,181 shares of common stock to employees and vendors for services rendered with a fair value of $2,627,417. These shares of common stock were valued based on market value of the Company’s stock price at the date of grant or agreement. Included in these issuances were 4,500,000 shares of common stock with a fair value of $1,539,000 granted to officers and a director of the Company for services rendered.

Shares Issued from Conversion of Note Payable – During the period ended June 30, 2018, the Company issued 7,383,006 shares of common stock upon conversion of notes payable and accrued interest (see Notes 4 and 6).

Shares Issued for Accrued Salary – On March 28, 2018, the Company converted $582,333 of the CEO’s accrued salary into 407,226 shares of common stock with a fair value of $582,333 at the date of conversion.

Shares Issued Upon Exercise of Put Option – In January and February 2018, the Company issued Put Notices to Kodiak and issued 3,048,105 shares of common stock in exchange for cash of $1,000,000. In addition, the Company also issued Kodiak the prorated warrants to purchase 2,000,000 shares of common stock at $0.25 per share.

Shares Repurchased. For the period ended June 30, 2018, the Company repurchased 700,000 shares of common stock from investors for $20,000.

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

A summary of option activity for the six months ended June 30, 2018 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	21,840,953	$0.33	2.09
Granted	1,006,272	0.33
Exercised	(487,620)	0.07
Forfeited or expired	(1,075,000)	0.55
Outstanding at June 30, 2018	21,284,605	$0.26	1.68	$7,533,282
Exercisable at June 30, 2018	9,204,808	$0.36		$2,406,294

During the six months ended June 30, 2018, the Company granted stock options to employees and consultants to purchase a total 1,006,272 shares of common stock for services rendered. The options have an average exercise price of $0.33 per share, expire in five years and vest on grant date or over a period of three years from grant date. Total fair value of these options at grant date was $259,105 using the Black-Scholes Option Pricing model.

The total stock compensation expense recognized relating to vesting of employee stock options for the six months ended June 30, 2018 amounted to $829,176. As of June 30, 2018, total unrecognized stock-based compensation expense was $1,563,155, which is expected to be recognized as part of operating expense through May 2021.

The fair value of share option award is estimated using the Black-Scholes method based on the following weighted-average assumptions:

Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.25% - 2.85%	1.76% - 1.93%
Average expected term (years)	5 years	5 years
Expected volatility	184% -190%	157%-160%
Expected dividend yield	-	-

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

Warrants

The Company has the following warrants outstanding as of June 30, 2018 all of which are exercisable:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2017	28,436,413	$0.13	2.79	$-
Granted	3,000,000	0.21	-	-
Forfeited	(48,000)	0.10	-	-
Exercised	(1,981,000)	0.15	-	-
Outstanding at June 30, 2018	29,407,413	$0.14	2.97	$13,619,258

Exercisable at June 30, 2018	29,407,413			$13,619,258

During the six months ended June 30, 2018, the Company granted warrants to note holders to purchase a total of 1,000,000 shares of common stock. The warrants are exercisable at an average price of $0.14 per share and will expire in January 2023. A total of 500,000 warrants that had been granted were accounted as derivative liability (see Note 6).

On February 21, 2018, the Company granted 2,000,000 warrants as part of the exercise of our put option with Kodiak. The exercise price of the 2,000,000 warrants is $0.25 per share and they expire on February 20, 2023.

During the six months ended June 30, 2018, a total of 1,981,000 warrants were exercised in cash and cashless exercises for 1,704,325 shares of common stock at a weighted average exercise price of $0.15. As part of these exercises, the Company also received $22,000 upon the exercises.

9.	COMMITMENTS AND CONTINGENCIES

Litigation

On April 24, 2018, EMA Financial, LLC, a New York limited liability company (“EMA”), commenced an action against us, styled EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The Complaint sets forth four causes of action and seeks relief consisting of: (1) money damages, (2) injunctive relief, (3) liquidated damages; and declaratory relief. All of the claims stem from our refusal to honor EMA’s exercise notice in connection with a common stock purchase warrant that we had granted to it. We believe EMA’s allegations are entirely without merit.

The circumstances giving rise to the dispute are as follows: On or about December 5, 2017, we issued a warrant to EMA as part of the consideration we were required to provide in connection with a contemporaneous convertible loan EMA made to us. The loan, which was evidenced by a convertible Note, was for a term of one year. Our refusal to honor the warrant exercise notice was due to our good faith belief that EMA’s interpretation of the cashless exercise provision of the warrant was, inter alia, (i) contrary to our direct conversations and agreements made with EMA prior to, and during the preparation of the loan and warrant agreements; (2) wholly inconsistent with industry norms, standards, and practices; (3) was contrary to the cashless exercise method actually adopted by EMA’s co-lender in the same transaction; and (4) was the result of a single letter mistakenly transposed in the cashless exercise formula drafted by EMA which if adopted, would result in a gross and unintended windfall in favor of EMA and adverse to us. Moreover, as set forth in our response to EMA’s allegations, EMA’s interpretation of the cashless exercise provision would have resulted in it being issued more shares of our common stock than it would have received if it exercised the warrant for cash (instead of less), and more than the amount of shares reflected on the face of the warrant agreement itself. The loan underlying the transaction was repaid, in full, approximately three months after it was issued, on March 8, 2018, together with all accrued interest, prior to any conversion or attempted conversion of the Note.

On July 20, 2018, we filed an Answer to the Complaint, along with certain Affirmative Defenses, as well as Counterclaims seeking, inter alia, to void the entire transaction for violation of New York’s criminal usury laws and, alternatively, for reformation of the warrant conversion formula set forth in the Warrant Agreement so as to be consistent with the parties’ intent and custom and practice in the industry. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

We know of no other material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

10.	SUBSEQUENT EVENTS

Subsequent to June 30, 2018, two existing consultants were hired as employees of the Company. In connection with their employment agreements, the Company granted 4,800,000 non-qualified stock options with a fair value of $2,902,453. 1,500,000 of the options vested on the grant date, while the remaining 3,300,000 options vest annually over three years on the employees’ anniversary dates with an average exercise price of $0.40. As a result, the Company will record stock compensation expense of $910,844 for the vested options. In addition, the Company also cancelled 3,100,000 unvested non-qualified stock options previously granted to these individuals when they were consultants of the Company. As a result of these cancellation, the Company reversed previously recorded stock compensation expense of $616,990.

Subsequent to June 30, 2018, the Company granted 300,000 non-qualified stock options with a fair value of $166,510 to consultants for services to be rendered. The options vest annually over three years with an exercise price of $0.60.

Subsequent to June 30, 2018, the Company granted 1,250,000 non-qualified stock options with a fair value of $611,909 to employees for services to be rendered. The options vest annually over three years with an exercise price of $0.60.

Effective August 8, 2018, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia, CEO and Chairman, to extend the maturity date of the $1,248,883 Secured Note due on August 1, 2018 to and including February 8, 2021. In consideration for extending the Note the Company issued Mr. Cutaia 2,446,700 warrants at a price of $0.49. All other terms of the Note remain unchanged.

Effective August 8, 2018, the Company entered into an extension agreement (the “Extension Agreement”) with Rory J. Cutaia, CEO and Chairman, to extend the maturity date of the $189,000 Unsecured Note due on August 1, 2018 to and including February 8, 2021. There was no consideration given and all other terms of the Note remain unchanged.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of nFüsz for the three- and six-month periods ended June 30, 2018 and 2017, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can affect actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “nFüsz” refer to nFüsz, Inc., a Nevada corporation unless otherwise specified.

Overview

Cutaia Media Group, LLC (“CMG”) was organized on December 12, 2012, as a limited liability company under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG merged into bBooth, Inc. and, thereafter, bBooth, Inc. changed its name to bBooth (USA), Inc., effective as of October 16, 2014.

On October 16, 2014, bBoothUSA was acquired by Global System Designs, Inc. (“GSD”), pursuant to a Share Exchange Agreement entered into with GSD (the “Share Exchange Agreement”). GSD was incorporated in the state of Nevada on November 27, 2012. The acquisition was accounted for as a reverse merger transaction. In connection with the closing of the transactions contemplated by the Share Exchange Agreement, GSD’s management was replaced by bBoothUSA’s management, and GSD changed its name to bBooth, Inc. The operations of CMG and bBooth (USA), Inc. became known as, and are referred to herein as, “bBooth USA.”

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the merger, we filed Articles of Merger and a Certificate of Correction (relative to the effective date of the name change merger) with the Secretary of State of the State of Nevada on April 4, 2017, and April 17, 2017, respectively. The merger became effective on April 21, 2017. Our board of directors approved the merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the merger was not required.

Results of Operations

Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

Revenues

Subscription revenues for the three months ended June 30, 2018 were $8,239, compared to $0 for the three months ended June 30, 2017. The increase in subscription revenues were primarily attributable to the Company’s SaaS platform that was launched during the fourth quarter of fiscal 2017. There was no similar transaction in the second quarter of 2017.

Operating Expenses

Research and development expenses were $105,733 for the three months ended June 30, 2018, as compared to $92,240 for the three months ended June 30, 2017. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications.

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $(490,145) and $1,352,028, respectively. The decrease was primarily due to a decrease in stock-based compensation expense of $2,096,024 offset by an increase in marketing and labor related costs associated with growth of the Company. The significant decrease in stock-based compensation is attributed to the revaluation of our consultants’ unvested restricted stock and stock options. The price of the Company’s common stock decreased significantly from $1.45 per share at March 31, 2018 to $0.60 per share at June 30, 2018.

Other expense, net, for the three months ended June 30, 2018 amounted to $(1,379,235), which represented a change in fair value of derivative liability of $(1,444,164) offset by interest expense of $58,788, and other expense of $6,141. The amount of other expense, net, was lower in the second quarter of 2018 due to the change in fair value of derivative liability and $526,871 of 2017 debt extinguishment.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017.

Revenues

Subscription revenues for the six months ended June 30, 2018 were $16,242, compared to $0 for the six months ended June 30, 2017. The increase in subscription revenues were primarily attributable to the Company’s SaaS platform that was launched during the fourth quarter of fiscal 2017. There was no similar transaction in the first half of 2017.

Operating Expenses

Research and development expenses were $235,733 for the six months ended June 30, 2018, as compared to $181,840 for the six months ended June 30, 2017. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications.

General and administrative expenses for the six months ended June 30, 2018 and 2017 were $4,779,429 and $1,970,028, respectively. The increase was primarily due to an increase in stock-based compensation expense of $2,249,846 plus an increase in labor related costs, marketing, and professional services associated with growth of the Company. The significant increase in stock-based compensation was due to increase in the price of the Company’s common stock. The price of the Company’s common stock increased from $0.10 per share at December 31, 2017 to $0.60 per share at June 30, 2018, or an average of $0.82 per share during the period ended June 30, 2018. In the prior period, the average price of the Company’s common stock was $0.18 per share.

Other expense, net, for the six months ended June 30, 2018 amounted to $1,723,612, which represented a change in fair value of derivative liability of $1,180,723, interest expense for amortization of debt discount of $747,623, interest expense of $262,721 on outstanding notes payable, $171,739 of financing costs attributed to derivative liabilities, and other expense of $12,380. These amounts were offset by a gain on extinguishment of debt, net of $(651,574). The amount of other expense, net, was higher in 2018 due to the payoff off and conversion of debt that did not occur during the first quarter of 2017.

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

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. Readers are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, readers should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	For the Three months Ended		For the Six months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income (loss)	$1,771,886	$(2,111,765)	$(6,722,532)	$(2,968,585)

Adjustments:
Stock Compensation Expense	(1,154,361)	942,463	3,456,593	1,206,737
Change in fair value of derivative liability	(1,444,164)	-	1,180,723	-
Amortization of debt discount	-	53,346	747,623	93,024
Interest expense	58,788	86,817	262,721	170,822
Financing costs	-	-	171,739	-
Depreciation	5,189	5,363	10,494	10,668
Gain on debt extinguishment, net	-	526,871	(651,574)	552,871
Total EBITDA adjustments	(2,534,548)	1,614,860	5,178,319	2,034,122
Modified EBITDA	$(762,662)	$(496,905)	$(1,544,213)	$(934,463)

The $265,757 decrease in modified EBITDA for the three months ended June 30, 2018 compared to the same period in 2017, resulted from the increase in labor-related costs and marketing associated with growth of the Company.

The $609,750 decrease in modified EBITDA for the six months ended June 30, 2018 compared to the same period in 2017, resulted from the increase in labor-related costs, marketing and professional services associated with growth of the Company.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. As of June 30, 2018, we had a stockholders’ deficit of $2,180,711 and incurred a net loss of $6,722,532. We also utilized $1,889,395 in cash during the period ended June 30, 2018. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Overview

As of June 30, 2018, we had cash of $1,420,798. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

Cash Flows – Operating

For the six months ended June 30, 2018, our cash flows used in operating activities amounted to $1,889,395 compared to cash used during the six months ended June 30, 2017 of $794,754. The change is due to an increase in business activity, which resulted in an additional consulting expenses, salary, and various operating expenses in the first half of 2018 compared to the first half of 2017. In addition, the Company paid accrued interest as part of the convertible debt payoffs in quarter one 2018 and paid down accounts payable.

Cash Flows – Financing

Our cash provided by financing activities for the six months ended June 30, 2018 amounted to $3,299,633, which represented $2,978,500 of proceeds received from the issuances of our common stock, $1,000,000 of proceeds from the issuance of shares of our common stock from the exercise of a put option, $130,000 of proceeds from the issuance of convertible debt, $34,133 of proceeds from the exercise of options, and $22,000 of proceeds from the exercise of warrants, offset by $845,000 of convertible debt payments and the repurchase of common stock equal to $20,000. Our cash provided by financing activities for the six months ended June 30, 2017 amounted to $805,000, which represented $450,000 of proceeds received from the issuances of common stock, $255,000 of proceeds received from the issuance of convertible Series A preferred stock, and $100,000 of proceeds from the issuance of a convertible note. All shares of Series A preferred stock have been converted and we filed a Certificate of Elimination / Withdrawal with the state of Nevada.

Warrant Liability

As of June 30, 2018, total liabilities are $3,686,026, of which $1,014,227 is attributable to certain outstanding warrants to purchase up to 1.7 million shares of common stock that are accounted for as derivative liability (see Note 7 Derivative Liability to the attached unaudited consolidated financial statements). Without the derivative liability, total liabilities would have been $2,671,799, of which $1,964,985 is related party debt.

As of June 30, 2018, the derivative liability of $1,014,227 relates to outstanding warrants to purchase up to 1.7 million shares of common stock issued in December 2017 and January 2018. Due to certain adjustments that may be paid to the exercise price of the warrants if the Company issues r sells rights, options, or warrants to holders of its common stock (and not to the warrant holders) entitling them to subscribe for or purchase shares of its common stock at a price that is less than the closing price at the record date of such issuance, the warrants have been classified as a liability, as opposed to equity, in accordance with ASC 815-10 as it was determined that the warrants were not indexed to our common stock.

Notes Payable

The Company has the following outstanding notes payable to related parties at June 30, 2018 that are due in the current year:

Payable to:	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2018

Rory Cutaia (1)	December 1, 2015	August 1, 2018	12.0%	$1,248,883	$1,198,883
Rory Cutaia	December 1, 2015	August 1, 2018	12.0%	189,000	189,000
Past Director	December 1, 2015	April 1, 2017	12.0%	111,901	111,901
Rory Cutaia (2)	August 4, 2016	December 4, 2018	12.0%	343,326	343,326
Rory Cutaia	August 4, 2016	December 4, 2018	12.0%	121,875	121,875

Total notes payable – related parties					$1,964,985

(1)	Per the terms of the note agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share.

(2)	A total of 30% of the principal of the note can be converted to shares of common stock at a conversion price of $0.07 per share.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this Item.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include valuation of derivative liability, valuation of debt and equity instruments, share-based compensation arrangements, and realization of deferred tax assets. Amounts could materially change in the future.

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

Share-Based Payment

The Company issues stock options, warrants exercisable for shares of common stock, common stock, and equity interests as share-based compensation to employees and non-employees.

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

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the six months ended June 30, 2018 and 2017 are as follows:

Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.25% - 2.85%	1.76% - 1.93%
Average expected term (years)	5 years	5 years
Expected volatility	184% -190%	157%-160%
Expected dividend yield	-	-

The risk-free interest rate is based on rates established by the Federal Reserve Bank. The expected term represents the weighted-average period of time that share option awards are expected to be outstanding giving consideration to vesting schedules and historical participant exercise before. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected dividend yield is based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 24, 2018, EMA Financial, LLC, a New York limited liability company (“EMA”), commenced an action against us, styled EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The Complaint sets forth four causes of action and seeks relief consisting of: (1) money damages, (2) injunctive relief, (3) liquidated damages; and declaratory relief. All of the claims stem from our refusal to honor EMA’s exercise notice in connection with a common stock purchase warrant that we had granted to it. We believe EMA’s allegations are entirely without merit.

The circumstances giving rise to the dispute are as follows: On or about December 5, 2017, we issued a warrant to EMA as part of the consideration we were required to provide in connection with a contemporaneous convertible loan EMA made to us. The loan, which was evidenced by a convertible Note, was for a term of one year. Our refusal to honor the warrant exercise notice was due to our good faith belief that EMA’s interpretation of the cashless exercise provision of the warrant was, inter alia, (i) contrary to our direct conversations and agreements made with EMA prior to, and during the preparation of the loan and warrant agreements; (2) wholly inconsistent with industry norms, standards, and practices; (3) was contrary to the cashless exercise method actually adopted by EMA’s co-lender in the same transaction; and (4) was the result of a single letter mistakenly transposed in the cashless exercise formula drafted by EMA which if adopted, would result in a gross and unintended windfall in favor of EMA and adverse to us. Moreover, as set forth in our response to EMA’s allegations, EMA’s interpretation of the cashless exercise provision would have resulted in it being issued more shares of our common stock than it would have received if it exercised the warrant for cash (instead of less), and more than the amount of shares reflected on the face of the warrant agreement itself. The loan underlying the transaction was repaid, in full, approximately three months after it was issued, on March 8, 2018, together with all accrued interest, prior to any conversion or attempted conversion of the Note.

On July 20, 2018, we filed an Answer to the Complaint, along with certain Affirmative Defenses, as well as Counterclaims seeking, inter alia, to void the entire transaction for violation of New York’s criminal usury laws and, alternatively, for reformation of the warrant conversion formula set forth in the Warrant Agreement so as to be consistent with the parties’ intent and custom and practice in the industry. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

We know of no other material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of issuance. For the six months ended June 30, 2018, the Company issued 4,790,181 shares of common stock to vendors and recorded stock compensation expense of $2,627,417. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act of 1933, as amended (the “Securities Act”).

Shares Issued from Stock Subscription – The Company issued stock subscription to 37 investors. For the six months ended June 30, 2018, the Company issued 17,459,067 common shares for net proceeds of $2,978,500. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act. The proceeds were used to pay off debt and for operations.

Shares Issued from Conversion of Note Payable – During the period ended June 30, 2018, the Company issued 7,383,006 shares of common stock with a fair value of $8,874,901 upon conversion of a note payable. 6,133,006 of the shares were valued and accounted for using a beneficial conversion feature when the notes were executed (see Notes 4 and 6). The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act.

Shares Issued for Accrued Salary – On March 28, 2018, the Company converted the CEO’s accrued salary of $582,333 into 407,226 restricted shares of common stock at a price of $1.43 per share, which represents the closing price of the Company’s shares as reported on OTC Markets Group Inc. on March 28, 2018. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act.

Shares Issued upon Exercise of Options – During the six months ended June 30, 2018, a total of 487,620 warrants were exercised and 487,620 shares of common stock were issued at a weighted average exercise price of $.07. The Company received $34,133 as part of the transactions. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act. Proceeds were used for operations.

Shares Issued from Exercise of Warrants – During the six months ended June 30, 2018, a total of 1,981,000 warrants were exercised and 1,704,325 shares of common stock were issued at a weighted average exercise price of $.15. The Company received $22,000 as part of the transactions. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act. Proceeds were used for operations.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.), and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.), which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2014, and is incorporated herein by reference thereto.
3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012, which was filed as Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.2	Bylaws, which was filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017, which was filed as Exhibit 3.5 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017, which was filed as Exhibit 3.6 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.4	Promissory Note (Commitment Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.5	Promissory Note (First Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.6	Promissory Note (Second Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.7	Form of Warrant Certificate dated March 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
4.8	12% Secured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.9	12% Unsecured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.10	12% Unsecured Note dated December 1, 2015, issued by the Company in favor of Audit Prep Services, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.

4.11	Form of 12% Secured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.12	Form of Warrant Certificate dated April 4, 2016 issued to Rory J. Cutaia, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.13	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.14	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.15	Form of Warrant Certificate dated April 4, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.16	Amendment to 12% Unsecured Convertible Note dated December 30, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.17	Warrant Certificate dated December 30, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.18	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 13, 2017, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
4.19	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on July 28, 2017, which was filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017, and is incorporated herein by reference thereto.
4.20	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.21	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.22	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.23	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.24	8% Unsecured Convertible Note dated December 13, 2017 issued by the Company in favor of PowerUp Lending Group, LTD., which was filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 11, 2018 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.26	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 10, 2018 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.

4.26	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.27*	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on September 1, 2017.
4.28*	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018.
10.1	2014 Stock Option Plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
10.3	Employment Agreement dated November 1, 2014, by and between the Company and Rory Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2014, and is incorporated herein by reference thereto.
10.4	Secured Promissory Note dated December 11, 2014 issued by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.5	Secured Promissory Note dated December 11, 2014 issued by Rocky Wright in favor of the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.6	Security Agreement dated December 11, 2014 executed by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.7	Security Agreement dated December 11, 2014 executed Rocky Wright in favor of the Company, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.8	Acquisition Agreement dated January 20, 2015 among Songstagram, Inc., Rocky Wright, and us, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.9	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015, by and between Songstagram, Inc. and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.10	Form of Termination Agreement and Release dated January 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.11	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2015, and is incorporated herein by reference thereto.
10.12	Engagement letter dated March 20, 2015, by and among DelMorgan Group LLC, Globalist Capital, LLC, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.13	Form of Note Purchase Agreement dated March 20, 2015, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.14	Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
10.15	Form of Stock Repurchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2016, and is incorporated herein by reference thereto.
10.16	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.

10.17.	Form of Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.18	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.19	Form of Option Agreement for Messrs. Geiskopf and Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.20	Term Sheet dated July 12, 2016, between Nick Cannon and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.21	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.22	Form of Consulting Agreement dated August 8, 2016, by and between International Monetary and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016, and is incorporated herein by reference thereto.
10.23	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 19, 2016, and is incorporated herein by reference thereto.
10.24	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
10.25	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2017, and is incorporated herein by reference thereto.
10.26	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
10.27	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.28	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.29	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD, which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.30	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.31	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.32	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle America, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2018, and is incorporated herein by reference thereto.
10.33*	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company.
10.34*	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company.
10.35*	Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Marketo, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nFÜSZ, INC.

August 14, 2018	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

August 14, 2018	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Accounting Officer)

