Form 10-Q
period 2018-09-30
nFusz, Inc.
filed 2018-11-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-55314

nFüsz, Inc.

(Exact name of Registrant as Specified in its Charter)

Nevada	90-1118043
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

344 S. Hauser Blvd

Suite 414

Los Angeles, CA 90036

(Address of Principal Executive Offices including Zip Code)

(855) 250-2300

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of November 14, 2018, 180,832,359 shares of the issuer’s common stock, par value of $0.0001 per share, were outstanding.

nFÜSZ, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

nFÜSZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$379,461	$10,560
Prepaid expenses	63,378	40,909
Accounts receivable	2,500	-
Total current assets	445,339	51,469
Deferred offering costs	129,327	-
Property and equipment, net	14,731	30,554
Other assets	7,494	8,780

Total assets	$596,891	$90,803

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$820,860	$663,506
Accrued officers’ salary	168,895	607,333
Accrued interest (including $38,041 and $99,425 payable to related parties)	38,041	248,120
Deferred revenue	2,694	-
Note payable	-	125,000
Notes payable - related party	352,229	1,964,985
Convertible notes payable, net of discount of $0 and $675,443, respectively	-	1,020,315
Derivative liability	673,376	1,250,581
Total current liabilities	2,056,095	5,879,840

Long-term liabilities:
Notes payable - related party	824,218	-
Total long-term liabilities	824,218	-

Total liabilities	2,880,313	5,879,840

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 175,176,248 and 119,118,513 shares issued and outstanding as of September 30, 2018 and December 31, 2017	17,518	11,912
Additional paid-in capital	34,431,536	22,738,574
Common stock issuable, 4,500,000 shares	-	430
Accumulated deficit	(36,732,476)	(28,539,953)

Total stockholders’ deficit	(2,283,422)	(5,789,037)

Total liabilities and stockholders’ deficit	$596,891	$90,803

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Sales	$10,085	$-	$26,327	$-

Operating Expenses:
Research and development	202,054	109,350	437,787	291,190
General and administrative	472,538	1,082,131	5,251,967	3,052,161
Total operating expenses	(674,592)	(1,191,481)	(5,689,754)	(3,343,351)

Loss from operations	(664,507)	(1,191,481)	(5,663,427)	(3,343,351)

Other income (expense)
Other Income / (Expense)	(12,818)	21,920	(25,197)	21,921
Change in fair value of derivative liability	340,851	-	(839,872)	-
Financing costs	-	-	(171,739)	-
Interest expense (including $58,916 and $59,434 to related parties for three months and $175,846 and $176,364 to related parties for nine months)	(58,916)	(205,038)	(321,637)	(375,862)
Interest expense - amortization of debt discount	-	(81,959)	(747,623)	(174,981)
Debt extinguishment, net (including $1,074,602 and $172,456 to related parties for three months and $1,074,602 and $689,747 to related parties for nine months)	(1,074,602)	(424,331)	(423,028)	(977,201)
Total other expense	(805,485)	(689,408)	(2,529,096)	(1,506,123)

Net Loss	$(1,469,992)	$(1,880,889)	$(8,192,523)	$(4,849,474)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	153,322,179	108,542,493	146,164,472	102,376,462

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total

Balance at December 31, 2017	119,118,513	$11,912	$22,738,574	$430	(28,539,953)	$(5,789,037)

Common shares issued upon exercise of warrants	11,917,705	1,191	20,809	-	-	22,000
Common shares issued upon exercise of options	487,620	49	34,084	-	-	34,133
Proceeds from sale of common stock	17,459,067	1,746	2,976,754	-	-	2,978,500
Fair Value of warrants issued for debt extension	-	-	1,074,602			1,074,602
Fair value of common shares issued for services	4,790,181	479	1,547,380	(430)	-	1,547,429
Fair value of common stock issued upon conversion of debt	18,647,831	1,865	3,063,972	-	-	3,065,837
Fair value of common stock issued upon conversion of accrued expenses	407,226	41	582,292	-	-	582,333
Common shares issued upon exercise of put option	3,048,105	305	999,695	-	-	1,000,000
Fair value of vested stock options	-	-	1,413,304	-	-	1,413,304
Stock repurchase	(700,000)	(70)	(19,930)	-	-	(20,000)
Net loss	-	-	-	-	(8,192,523)	(8,192,523)

Balance at September 30, 2018	175,176,248	$17,518	$34,431,536	$-	(36,732,476)	$(2,283,422)

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2018		September 30, 2017

Operating Activities:
Net loss		$(8,192,523)	$(4,849,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation		2,960,733	1,824,045
Change in fair value of derivative liability		839,872	-
Amortization of debt discount		747,623	174,981
Conversion of Series A		-	118,698
Debt extinguishment costs, net		423,028	977,201
Financing costs		171,739	-
Depreciation and amortization		15,823	16,090
Effect of changes in assets and liabilities:			-
Accounts payable, accrued expenses, and accrued interest		253,289	569,881
Deferred revenue		2,694	-
Other assets		1,286	7,256
Accounts receivable		(2,500)	2,468
Prepaid expenses		(22,469)	(15,680)
Net cash used in operating activities		(2,801,405)	(1,174,534)

Financing Activities:
Proceeds from sale of common stock		2,978,500	470,000
Proceeds from exercise of put option		1,000,000	-
Proceeds from convertible note payable		130,000	-
Proceeds from option exercise		34,133	-
Proceeds from warrant exercise		22,000	-
Proceeds from series A preferred stock		-	555,000
Proceeds / (payment) of convertible notes payable		(845,000)	300,000
Redemption of series A preferred stock		-	(138,322)
Repurchase common stock		(20,000)	-
Deferred offering costs		(129,327)	-
Net cash provided by financing activities		3,170,306	1,186,678

Net change in cash		368,901	12,144

Cash - beginning of period		10,560	16,762

Cash - end of period		$379,461	$28,906

Supplemental disclosures of cash flow information:
Cash paid for interest		$369,597	$171,375
Cash paid for income taxes		$800	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock		$3,065,837	$-
Common stock issued to settle accrued officers salary		$582,333	$-
Fair value of derivative liability, common shares, warrants and beneficial conversion feature of issued convertible note		$150,000	$196,953
Conversion of notes payable to common stock		$-	$181,845
Common stock issued to settle accounts payable		$-	$56,000
Conversion of series A preferred stock	$		$263,876

The accompanying notes are an integral part of these condensed consolidated financial statements

nFÜSZ, INC.

Notes to Condensed Consolidated Financial Statements
For the Nine months Ended September 30, 2018 and 2017
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

Principles of Consolidation

The consolidated financial statements include the accounts of nFüsz, Inc., (formerly bBooth, Inc.) and Songstagram, Inc., our wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. We had a stockholders’ deficit of $2,283,422 as of September 30, 2018 and incurred a net loss of $8,192,523 and utilized $2,801,405 of cash during the nine-month period then ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of September 30, 2018, the Company had a total of 33,984,605 options and 19,152,038 warrants outstanding. These shares were excluded from the computation of net loss per share because they are anti-dilutive. As of September 30, 2017, the Company had total of 22,030,953 options and 24,461,413 warrants outstanding. These shares were excluded from the computation of net loss per share because they are anti-dilutive.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred related to the contemplated underwritten public offering of the Company’s common stock. These deferred offering costs will be charged against the gross proceeds received or will be charged to expense if the offering is not completed.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(Unaudited)
Furniture and fixtures	$56,890	$56,890
Office equipment	50,669	50,669

	107,559	107,559
Less: accumulated depreciation	(92,828)	(77,005)

	$14,731	$30,554

Depreciation expense amounted to $15,823 and $16,090 for nine months ended September 30, 2018 and 2017, respectively.

4.	NOTE PAYABLE

On March 21, 2015, the Company entered into an agreement with DelMorgan Group LLC (“DelMorgan”), pursuant to which DelMorgan acted as the Company’s exclusive financial advisor. In connection with the agreement, the Company paid DelMorgan $125,000, which was advanced by a third-party lender in exchange for an unsecured note payable issued by the Company bearing interest at the rate of 12% per annum payable monthly beginning on April 20, 2015.

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

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of September 30, 2018 and December 31, 2017:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2018	Balance at December 31, 2017
					(Unaudited)
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,248,883	$824,218	$1,198,883
Note 2 (B)	December 1, 2015	February 8, 2021	12.0%	189,000	-	189,000
Note 3 (C)	December 1, 2015	April 1, 2017	12.0%	111,901	111,901	111,901
Note 4 (D)	April 4, 2016	December 4, 2018	12.0%	343,326	240,328	343,326
Note 5 (E)	April 4, 2016	December 4, 2018	12.0%	121,875	-	121,875

Total notes payable – related parties, net					1,176,447	1,964,985
Non-current					(824,218)	-
Current					$352,229	$1,964,985

(A)

On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer (CEO), to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest rate of 12% per annum, secured by the Company’s assets and matured on August 1, 2018, as amended. Per the terms of the agreement, at Mr. Cutaia’s discretion, he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. As of December 31, 2017, total outstanding balance of the note amounted to $1,198,883.

On August 8, 2018, we entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to February 8, 2021. All other terms of the note remain unchanged. In connection with the extension, we granted to Mr. Cutaia a three-year warrant to purchase up to 2,446,700 shares of Common Stock at a price of $0.49 per share with a fair value of $1,074,602. We determined that the extension of the note’s maturity date resulted in a debt extinguishment for accounting purposes because the fair value of the warrants granted was more than 10% of the original value of the note. As result, we recorded the fair value of the “new” note, which approximates the then-current carrying value of $1,198,833 of the then-current note and expensed the entire fair value of the warrants granted of $1,074,602 as part of debt extinguishment. On September 30, 2018, Mr. Cutaia converted the principal balance that was convertible ($374,665) into 5,352,357 shares of Restricted Common Stock at $0.07 per share.

As of September 30, 2018, outstanding balance of the note amounted to $824,218.

(B)

On December 1, 2015, the Company issued a convertible note with Mr. Cutaia in the amount of $189,000 representing a portion of Mr. Cutaia’s accrued salary for 2015. The note was unsecured, bears interest rate of 12% per annum, matured in August 1, 2018, as amended, and convertible to shares of common stock at a conversion price of $0.07 per share. As of December 31, 2017, outstanding balance of the note amounted to $189,000.

On September 30, 2018, Mr. Cutaia converted the entire unpaid balance of $189,000 into 2,700,000 restricted shares of our Common Stock at $0.07 per share.

(C)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s Board of Directors, in the amount of $111,901 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum and matured in April 2017.

As of September 30, 2018, and the date of this report, the note is past due. The Company is currently in negotiations with the note holder to settle the note payable.

(D)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,326, to consolidate all advances made by Mr. Cutaia to the Company from December 2015 through March 2016. The note bears interest rate of 12% per annum, secured by the Company’s assets and will mature on December 4, 2018, as amended. A total of 30% of the note principal or $102,998 can be converted to shares of common stock at a conversion price $0.07 per share. As of December 31, 2017, outstanding balance of the note amounted to $343,326

On September 30, 2018 Mr. Cutaia converted the 30% of the principal balance that was convertible ($102,998) into 1,471,397 restricted shares of our Common Stock at $0.07 per share.

As of September 30, 2018, outstanding balance of the note amounted to $240,328.

(E)

On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia in the amount of $121,875, representing his unpaid salary from December 2015 through March 2016. The note was unsecured, bears interest at the rate of 12% per annum, matures on December 4, 2018, as amended, and convertible to common stock at a conversion price of $0.07 per share. As of December 31, 2017, outstanding balance of the note amounted to $121,8750.

For the period ended September 30, 2018 Mr. Cutaia converted $121,875 of debt into 1,741,071 shares of Restricted Common Stock.

Total interest expense for notes payable to related parties was $175,846 and $176,364 for nine months ended September 30, 2018 and 2017, respectively.

6.	CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of September 30, 2018 and December 31, 2017:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2018	Balance at December 31, 2017
					(Unaudited)
Note payable	April 3, 2016	April 4, 2018	12%	$600,000	$-	$680,268
Note payable	June and August 2017	February and March 2018	5%	$220,500	-	220,500
Note payable	Various	Various	5%	$320,000	-	320,000
Note payable	December 8, 2017	December 8, 2018	8%	$370,000	-	370,000
Note payable	December 13, 2017	September 20, 2018	8%	$105,000	-	105,000
Total notes payable					-	1,695,768
Debt discount					-	(675,453)

Total notes payable, net of debt discount					$-	$1,020,315

During 2016 through 2017, the Company issued convertible notes payable to unrelated, third-party creditors/investors totaling $1,695,768. The notes bore an average interest rate of 8% per annum, secured by the Company’s assets, mature starting February 2018 through January 2019 and are convertible to shares of common stock based upon a discounted market price. As of December 31, 2017, outstanding balance of the notes payable and unamortized debt discount amounted to $1,695,768 and $675,453, respectively.

During the period ended September 30, 2018, the Company issued similar convertible notes payable totaling $150,000 in exchange for cash of $130,000. The notes were secured by the Company’s assets, bore interest of 8% per annum, matures in January 2019 and convertible to common shares at a conversion price equal to 70% of the Company’s 10-day VWAP. The Company determined that since the conversion floor had no limit to the conversion price, that the Company could no longer determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $252,778 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $150,000 as a valuation discount to be amortized over the life of the note, and the excess of $102,778 being recorded as financing cost (see Note 7 for discussion of derivative liability). In addition, the Company also recorded the notes’ original issue discount of $20,000 as a financing cost.

As part of the convertible note offering during the period ended September 30, 2018, the Company also granted a five-year warrant to acquire 1,000,000 shares of the Company’s common stock with an exercise price of $0.14 per share. A total of 500,000 warrants that were granted included a full ratchet reset provision in case of a future offering at a price below $0.14 per share and a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder and a reset. As such, pursuant to current accounting guidelines, the Company determined that the warrant exercise price and fundamental transaction clause created a derivative with a fair value of $48,961 at the date of issuance. The Company accounted for the fair value of the derivative as financing cost. See Note 7 for discussion of derivative liability.

During the period ended September 30, 2018, the Company settled outstanding debt of $845,000 through the payment of cash. In addition, Company issued 6,133,006 shares of common stock with fair value of $2,151,297 in settlement of outstanding convertible notes of $900,760 and accrued interest of $161,475 ($1,062,235 in the aggregate) The Company recorded a loss of $1,067,242 to account the difference in the fair value of the shares issued in excess of the aggregate amount of debt converted.

Furthermore, upon settlement of the debt, the Company amortized the remaining debt discount of $747,623 to interest expense. As of September 30, 2018, all convertible notes payable and unpaid interest had been paid or settled.

Total interest expense for convertible notes payable for the nine months ended September 30, 2018 and 2017 was $144,541 and $40,481, respectively.

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

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	September 30, 2018	Upon Issuance	December 31, 2017
Stock Price	$0.40	$0.10	$0.10
Exercise Price	$0.13	$0.08	$0.06
Expected Life	4.23	2.33	1.26
Volatility	221%	193%	189%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.89%	1.18%	1.72%

Fair Value	$673,376	$301,739	$1,250,581

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

During the period ended September 30, 2018, the Company recorded an additional derivative liability totaling $301,739 as a result of the issuance of convertible notes and warrants. The Company also extinguished derivative liability of $1,718,816 upon the conversion and payment of outstanding convertible notes payable, which was recorded as part of gain on extinguishment of debt. In addition, the Company also recorded a change in fair value of $839,872 to account the change in fair value of these derivative liabilities up to the dates of the extinguishment and at September 30, 2018. At September 30, 2018, the fair value of the derivative liability amounted to $673,376.

8.	EQUITY TRANSACTIONS

The Company’s common stock activity for the nine months ended September 30, 2018 is as follows:

Common Stock

Shares Issued from Stock Subscription – During the period ended September 30, 2018, the Company issued 17,459,067 shares of common stock to investors for net cash proceeds of $2,978,500 at prices ranging from $0.06 per share to $1.00 per share.

Shares Issued for Services – During the period ended September 30, 2018, the Company issued 4,790,181 shares of common stock to employees and vendors for services rendered with a fair value of $1,547,429. These shares of common stock were valued based on market value of the Company’s stock price at the date of grant or agreement. Included in these issuances were 4,500,000 shares of common stock with a fair value of $1,539,000 granted to officers and a director of the Company for services rendered.

Shares Issued from Conversion of Note Payable – During the period ended September 30, 2018, the Company issued 18,647,831 shares of common stock upon conversion of notes payable and accrued interest (see Notes 4, 5 and 6).

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

Shares Repurchased. For the period ended September 30, 2018, the Company repurchased 700,000 shares of common stock from investors for $20,000.

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

A summary of option activity for the nine months ended September 30, 2018 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	21,840,953	$0.33	4.03
Granted	16,831,272	0.46
Exercised	(487,620)	0.07
Forfeited or expired	(4,200,000)	0.34
Outstanding at September 30, 2018	33,984,605	$0.26	3.06	$3,992,194
Exercisable at September 30, 2018	11,304,808	$0.35		$2,994,627

During the nine months ended September 30, 2018, the Company granted stock options to employees and consultants to purchase a total 16,831,272 shares of common stock for services rendered. The options have an average exercise price of $0.46 per share, expire in five years and vest on grant date or over a period of three years from grant date. Total fair value of these options at grant date was approximately $8,019,558 using the Black-Scholes Option Pricing model.

During the period ended September 30, 2018, 487,620 options were exercised resulting in the issuance of 487,620 shares of common stock. The Company received cash of $34,133 upon exercise of the options.

The total stock compensation expense recognized relating to vesting of stock options for the nine months ended September 30, 2018 amounted to $1,413,304. As of September 30, 2018, total unrecognized stock-based compensation expense was $5,944,834, which is expected to be recognized as part of operating expense through September 2021.

The fair value of share option award is estimated using the Black-Scholes method based on the following weighted-average assumptions:

Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.73% - 2.99%	1.77% - 1.93%
Average expected term (years)	5 years	5 years
Expected volatility	184% -190%	157%-171%
Expected dividend yield	-	-

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

Warrants

The Company has the following warrants outstanding as of September 30, 2018 all of which are exercisable:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2017	28,436,413	$0.13	2.79	$-
Granted	5,446,700	0.34	-	-
Forfeited	(48,000)	0.10	-	-
Exercised	(14,683,075)	0.09	-	-
Outstanding at September 30, 2018	19,152,038	$0.22	3.03	$3,827,516

Exercisable at September 30, 2018	19,152,038			$3,827,516

During the period ended September 30, 2018, 14,683,075 warrants were exercised resulting in the issuance of 11,917,705 shares of common stock. The Company received cash of $22,000 upon exercise of the warrants.

During the nine months ended September 30, 2018, the Company granted warrants to note holders to purchase a total of 1,000,000 shares of common stock. The warrants are exercisable at an average price of $0.14 per share and will expire in January 2023. A total of 500,000 warrants that had been granted were accounted as derivative liability (see Note 6).

On February 21, 2018, the Company granted 2,000,000 warrants as part of the exercise of our put option with Kodiak. The exercise price of the 2,000,000 warrants is $0.25 per share and they expire on February 20, 2023.

On August 8, 2018 the Company granted 2,446,700 warrants to extend the maturity date of the $1,248,833 Secured note (see note 5). The fair market value of the warrants totaling $1,074,602 was accounted as part of debt extinguishment.

During the nine months ended September 30, 2018, a total of 14,683,075 warrants were exercised in cash and cashless exercises for 11,917,705 shares of common stock at a weighted average exercise price of $0.09. As part of these exercises, the Company also received $22,000 upon the exercise of these warrants.

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

Board of Directors

The Company has committed an aggregate of $270,000 in annual compensation to its three independent board members commencing on the date the Company is listed on the NASDAQ. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

10.	SUBSEQUENT EVENTS

Subsequent to September 30, 2018, a total of 4,600,000 warrants were exercised in cashless exercises for 4,206,111 shares of common stock at a weighted average exercise price of $0.21.

Subsequent to September 30, 2018, the Company granted stock options to employees and consultants to purchase a total 2,125,000 shares of common stock for services rendered. The options have an average exercise price of $0.50 per share, expire in five years and vest on grant date or over a period of three years from grant date. Total fair value of these options at grant date was $1,021,764 using the Black-Scholes Option Pricing model.

On October 19, 2018, we issued an unsecured convertible note (the “Note”) to an otherwise unaffiliated third-party entity in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,241,500, after an Original Issue Discount of $150,000 and legal and financing expenses of $108,500. In addition, we issued 1,450,000 shares of our Common Stock. The Note is convertible into shares of our Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, we will be in default if we do not repay the principal amount of the Note, as required. The other Events of Default are standard for the type of transaction represented by the related Securities Purchase Agreement and the Note. The conversion price in effect on any date on which some or all of the principal of the Note is to be converted shall be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which the third party provided its notice of conversion. Upon an Event of Default, we will owe the third party an amount equivalent to 110% of the then-outstanding principal amount of the Note in addition to of all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. We have agreed that, on or after the occurrence of an Event of Default, we will reserve and keep available that number of shares of our Common Stock that is at least equal to 200% of the number of such shares that potentially would be issuable pursuant to the terms of the SPA and the Note (assuming conversion in full of the Note and on any date of determination). As of the issue date, the Note was convertible into an aggregate of 5,603,706 shares of Common Stock. The Company determined that, because the conversion price is unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the Note created a derivative with a fair value of $1,674,106 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $1,500,000 as a valuation discount to be amortized over the life of the Note, and the excess of $174,106 being recorded as financing cost. In addition, the Company also recorded the Note’s original issue discount of $285,500 as a financing cost.

On October 30, 2018, we issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000 in exchange for net proceeds of $400,000. The notes bear interest at a rate of 5% per annum and will mature on April 29, 2019. These notes, upon the Company’s consummation of the contemplated underwritten public offering of the Company’s common stock, all, and not less than all, of (i) the principal and (ii) the accrued interest hereunder shall be converted into shares of the Company’s common stock that shall have been registered therein. The per-share conversion price shall be seventy-five percent (75%) of the offering price of the Common Stock, as reflected on the cover of the definitive prospectus that the Company shall file with the Securities and Exchange Commission upon its acceleration of effectiveness of the contemplated underwritten public offering of the Company’s common stock. As of the issue date, the notes were convertible into an aggregate of 1,523,809 shares of Common Stock. The Company determined that, because the conversion price is unknown, that the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $383,966 at the date of issuance. The Company accounted for the fair value of the derivative as a financing cost.

On November 8, 2018, we, and our two wholly-owned merger subsidiaries, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sound Concepts, Inc., a Utah corporation, its shareholders, and a shareholders’ representative, pursuant to which we will acquire Sound Concepts through a two-step merger, consisting of merging one of our merger subsidiaries with and into Sound Concepts (with Sound Concepts surviving the “first step” of the merger) and, immediately thereafter, merging Sound Concepts with and into our other merger subsidiary (with that subsidiary surviving the “second step” of the merger). We will pay $25,000,000 of value to the shareholders of Sound Concepts, payable through a combination of a $15,000,000 cash payment by us and the issuance of shares of our common stock with a fair market value of $10,000,000. The purchase price is not subject to any closing working capital adjustment or post-closing working capital adjustment.

Each of the parties to the Merger Agreement made customary representations, warranties, and indemnities subject to, in some cases, exceptions and qualifications as will be set forth in a disclosure schedule to the Merger Agreement. Each of the parties also agreed to certain covenants and other agreements, including, among others, (i) covenants requiring Sound Concepts and its shareholders to not solicit other acquisition bids or proposals and (ii) covenants regarding non-solicitation and non-competition.

Completion of the acquisition is subject to the satisfaction or waiver of certain conditions. In addition to customary closing conditions, our obligation to complete the acquisition is conditioned upon the consummation of an underwritten public offering of our common stock and receipt by us of offering proceeds that will be used to pay for all or a portion of the cash portion of the merger consideration. Nothing herein shall constitute an offer to sell or the solicitation of an offer to buy any of the securities in our anticipated offering of shares of our Common Stock.

Currently, we anticipate the closing of the Sound Concepts acquisition to occur in the first quarter of fiscal 2019; however, there can be no assurance that it will close in the first quarter of fiscal 2019, or at all.

The Merger Agreement may be terminated under certain circumstances, including, but not limited to: (i) the mutual written consent of Sound Concepts and us; (ii) by us if there has been a breach, inaccuracy in, or failure to perform any representation, warranty, covenant, or agreement made by Sound Concepts or its shareholders pursuant to the Merger Agreement that would give rise to the failure of any of the closing conditions and such breach, inaccuracy, or failure has not been cured within 10 days of Sound Concepts’ receipt of written notification of such breach from us; provided, that, we (or our merger subsidiaries) are not then in material breach of any provision of the Merger Agreement; (iii) by us if our closing conditions have not been, or if it becomes apparent that any of such conditions will not be, fulfilled by February 14, 2019, unless such failure is due to our failure to perform or comply with any of the covenants, agreements, or conditions required to be performed or complied with by it prior to the closing of the acquisition; (iv) by Sound Concepts if there has been a breach, inaccuracy in, or failure to perform any representation, warranty, covenant, or agreement made by us (or our merger subsidiaries) pursuant to the Merger Agreement that would give rise to the failure of any of the closing conditions and such breach, inaccuracy, or failure has not been cured within 10 days of our receipt of written notice of such breach from Sound Concepts; provided, that neither Sound Concepts or its shareholders is then in material breach of any provision of the Merger Agreement; (v) by Sound Concepts if any of Sound Concepts’ or its shareholders’ closing conditions have not been, or if it becomes apparent that any of such conditions will not be, fulfilled by January 31, 2019, unless such failure is due to Sound Concepts’, or its shareholders’, failure to perform or comply with any of the covenants, agreements, or conditions to be performed or complied with by it or them prior to the Closing of the acquisition; and (vi) by Sound Concepts or us if (1) there is any law that makes consummation of the transactions contemplated by the Merger Agreement illegal or otherwise prohibited or (2) any governmental authority issued a governmental order restraining or enjoining the transactions contemplated by the Merger Agreement, and such governmental order has become final and non-appealable.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of nFüsz for the three- and nine-month periods ended September 30, 2018 and 2017, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can affect actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

Revenues

Subscription revenues for the three months ended September 30, 2018 were $10,085, compared to $0 for the three months ended September 30, 2017. The increase in subscription revenues were primarily attributable to the Company’s SaaS platform that was launched during the fourth quarter of fiscal 2017. There was no similar transaction in the third quarter of 2017.

Operating Expenses

Research and development expenses were $202,054 for the three months ended September 30, 2018, as compared to $109,350 for the three months ended September 30, 2017. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications.

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $472,538 and $1,082,131, respectively. The decrease was primarily due to a decrease in stock-based compensation expense of $1,113,167 offset by an increase in professional services, marketing and labor related costs associated with growth of the Company. The significant decrease in stock-based compensation is attributed the termination of certain consulting relationships during the third quarter of 2018.

Other expense, net, for the three months ended September 30, 2018 amounted to $805,485 which included a loss on debt extinguishment of $1,074,602, interest expense of $58,916, and other expense of $12,817, all offset by a change in fair value of derivative liability of $(340,851). The amount of other expense, net, was higher in the third quarter of 2018 due an increase in debt extinguishment of $650,271, all offset by a change in fair value of derivative liability of $(340,851), lower interest expense $(146,122), and no amortization of debt discount in the third quarter of 2018.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017.

Revenues

Subscription revenues for the nine months ended September 30, 2018 were $26,327, compared to $0 for the nine months ended September 30, 2017. The increase in subscription revenues were primarily attributable to the Company’s SaaS platform that was launched during the fourth quarter of fiscal 2017. There was no similar transaction in the first nine months of 2017.

Operating Expenses

Research and development expenses were $437,787 for the nine months ended September 30, 2018, as compared to $291,190 for the nine months ended September 30, 2017. The increase was primarily due to an increase in fees for coders dedicated to software development enhancements and modifications.

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $5,251,967 and $3,052,161, respectively. The increase was primarily due to an increase in stock-based compensation expense of $1,137,489 and an increase in labor related costs, marketing, professional services, and travel associated with growth of the Company. The increase in stock-based compensation was due to increase in the price of the Company’s common stock offset by the termination of certain consulting relationships. The price of the Company’s common stock increased from $0.10 per share at December 31, 2017 to $0.40 per share at September 30, 2018, or an average price of $0.72 per share during the period ended September 30, 2018. In the prior period, the average price of the Company’s common stock was $0.82 per share.

Other expense, net, for the nine months ended September 30, 2018 amounted to $2,529,096, which represented a change in fair value of derivative liability of $839,872, interest expense for amortization of debt discount of $747,623, debt extinguishment of $423,028, interest expense of $321,637 on outstanding notes payable, $171,739 of financing costs attributed to derivative liabilities, and other expense of $25,197. The amount of other expense, net, was higher in 2018 due to the payoff off and conversion of debt plus a change in derivative liability that did not occur during 2017.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, financing costs and changes in fair value of derivative liability.

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

	For the three months Ended		For the nine months Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Net loss	$(1,469,992)	$(1,880,889)	$(8,192,523)	$(4,849,474)

Adjustments:
Stock Compensation Expense	(495,860)	617,308	2,960,733	1,824,045
Change in fair value of derivative liability	(340,851)	-	839,872	-
Amortization of debt discount	-	81,957	747,623	174,981
Interest expense	58,916	205,040	321,637	375,862
Financing costs	-	-	171,739	-
Depreciation	5,329	5,422	15,823	16,090
Gain on debt extinguishment, net	1,074,602	424,330	423,028	977,201
Total EBITDA adjustments	302,136	1,334,057	5,480,455	3,368,179
Modified EBITDA	$(1,167,856)	$(546,832)	$(2,712,068)	$(1,481,295)

The $621,024 decrease in modified EBITDA for the three months ended September 30, 2018 compared to the same period in 2017, resulted from the increase in labor-related costs, marketing, professional services, and travel associated with growth of the Company.

The $1,230,773 decrease in modified EBITDA for the nine months ended September 30, 2018 compared to the same period in 2017, resulted from the increase in labor-related costs, marketing, professional services, and travel associated with growth of the Company.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flows from operations. As of September 30, 2018, we had a stockholders’ deficit of $2,283,422 and incurred a net loss of $8,192,523 during the nine-month period ended September 30, 2018. We also utilized $2,801,405 in cash during the period ended September 30, 2018. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing, including the contemplated underwritten public offering of our common stock to continue our operations.

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

Overview

As of September 30, 2018, we had cash of $379,461. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

Subsequent to September 30, 2018, the Company issued $1,900,000 in convertible notes netting $1,614,480. As of November 14, 2018, we had cash of $1,326,805. We expect to use the proceeds of the notes:

●

As a bridge to fund our operations prior to the consummation of the contemplated underwritten public offering of our common stock in connection with our NASDAQ listing application (although we cannot provide you with any assurance that the contemplated public offering will close or that our Common Stock will be uplisted to The NASDAQ Stock Market);

●	To provide additional funding as required for our pre-closing integration activities in connection with our pending acquisition of Sound Concepts, Inc.;

●	To fund the ongoing costs associated with the integration of our software with the Salesforce.com, Inc., platform;

●

To fund the ongoing costs associated with the integration of our software with Microsoft Outlook, Microsoft Dynamics, and the Microsoft Office 365 platform, among other ongoing initiatives with Microsoft Corporation;

●	To fund the ongoing costs associated with the integration of our software with the Odoo platform;

●	To fund our ongoing development costs associated with the adaptation of our notifiMED product for certain clinical trial initiatives;

●	To fund our ongoing development costs associated with the development and adaptation of our notifiLIVE for Facebook Live and Instagram users; and

●	To fund our general corporate working capital needs, including the costs of additional staff to facilitate the foregoing initiatives.

Cash Flows – Operating

For the nine months ended September 30, 2018, our cash flows used in operating activities amounted to $2,801,405, compared to cash used during the nine months ended September 30, 2017 of $1,174,534. The change is due to an increase in business activity, which resulted in an additional consulting expenses, salary, and various operating expenses in the first nine months of 2018 compared to the first nine months of 2017. In addition, the Company paid accrued interest as part of the convertible debt repayments in the first quarter of our 2018 fiscal year and reduction in outstanding accounts payable.

Cash Flows – Financing

Our cash provided by financing activities for the nine months ended September 30, 2018 amounted to $3,170,306, which represented $2,978,500 of proceeds received from the issuances of our common stock, $1,000,000 of proceeds from the issuance of shares of our common stock from the exercise of a put option, $130,000 of proceeds from the issuance of convertible debt, $34,133 of proceeds from the exercise of options, and $22,000 of proceeds from the exercise of warrants, offset by $845,000 of convertible debt payments, $129,327 of deferred offering costs, and the repurchase of common stock equal to $20,000. Our cash provided by financing activities for the nine months ended September 30, 2017 amounted to $1,186,678, which represented $555,000 of proceeds received from the issuance of convertible Series A preferred stock, $470,000 of proceeds received from the issuances of common stock, and $300,000 of proceeds from the issuance of convertible notes payable, offset by $138,322 redemption of Series A preferred stock. All shares of Series A preferred stock have been converted and we filed a Certificate of Elimination / Withdrawal with the state of Nevada to eliminate that series.

Warrant Liability

As of September 30, 2018, total liabilities are $2,880,313, of which $673,376 is attributable to certain outstanding warrants to purchase up to 1.7 million shares of common stock that are accounted for as derivative liability (see Note 7 Derivative Liability to the attached unaudited consolidated financial statements). Without the derivative liability, total liabilities would have been $2,206,937, of which $1,383,383 is related party debt and accruals.

As of September 30, 2018, the derivative liability of $673,376 relates to outstanding warrants to purchase up to 1.7 million shares of common stock issued in December 2017 and January 2018. Due to certain adjustments that may be paid to the exercise price of the warrants if the Company issues or sells rights, options, or warrants to holders of its common stock (and not to the warrant holders) entitling them to subscribe for or purchase shares of its common stock at a price that is less than the closing price at the record date of such issuance, the warrants have been classified as a liability, as opposed to equity, in accordance with ASC 815-10 as it was determined that the warrants were not indexed to our common stock.

Notes Payable

The Company has the following outstanding notes payable to related parties at September 30, 2018 that are due in the current year:

Payable to:	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2018

Rory Cutaia (A)	December 1, 2015	February 8, 2021	12.0%	$1,248,883	$824,218
Rory Cutaia (B)	December 1, 2015	February 8, 2021	12.0%	189,000	-
Past Director	December 1, 2015	April 1, 2017	12.0%	111,901	111,901
Rory Cutaia (C)	April 4, 2016	December 4, 2018	12.0%	343,326	240,328
Rory Cutaia (D)	April 4, 2016	December 4, 2018	12.0%	121,875	-

Total notes payable – related parties					$1,176,447

(A)	Per the terms of the agreement, at Mr. Cutaia’s discretion (our Chief Executive Officer), he may convert up to $374,665 of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $0.07 per share. On August 8, 2018 the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to and including February 8, 2021. In consideration for extending the Note the Company issued Mr. Cutaia 2,446,700 warrants. On September 30, 2018, Mr. Cutaia converted the principal balance that was convertible ($374,665) into 5,352,357 restricted shares of our Common Stock at $0.07 per share.

(B)	The entire note can be converted to shares of common stock at a per-share conversion price of $0.07. On September 30, 2018, Mr. Cutaia converted the entire unpaid balance of $189,000 into 2,700,000 restricted shares of our Common Stock at $0.07 per share.

(C)	A total of 30% of the note principal can be converted to shares of common stock at a conversion price $0.07 per share. On September 30, 2018 Mr. Cutaia converted the 30% of the principal balance that was convertible ($102,998) into 1,471,397 restricted shares of our Common Stock at $0.07 per share.

(D)	The entire note can be converted to shares of common stock at a per-share conversion price of $0.07. On September 30, 2018, Mr. Cutaia converted the entire balance of $121,875 into 1,741,071 restricted shares of our Common Stock.

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

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the nine months ended September 30, 2018 and 2017 are as follows:

Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.73% - 2.99%	1.77% - 1.93%
Average expected term (years)	5 years	5 years
Expected volatility	184% -190%	157%-171%
Expected dividend yield	-	-

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – The Company issued common shares to vendors for services rendered and are expensed based on fair market value of the stock price at the date of issuance. For the nine months ended September 30, 2018, the Company issued 4,790,181 shares of common stock to vendors and recorded stock compensation expense of $1,643,261. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act of 1933, as amended (the “Securities Act”).

Shares Issued from Stock Subscription – The Company issued stock subscription to 37 investors. For the nine months ended September 30, 2018, the Company issued 17,459,067 common shares for net proceeds of $2,978,500. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act. The proceeds were used to pay off debt and for operations.

Shares Issued from Conversion of Note Payable – During the period ended September 30, 2018, the Company issued 18,647,831 shares of common stock with a fair value of $9,663,439 upon conversion of a note payable. 6,921,544 of the shares were valued and accounted for using a beneficial conversion feature when the notes were executed (see Notes 4 and 6). The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act.

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

Shares Issued upon Exercise of Options – During the nine months ended September 30, 2018, a total of 487,620 warrants were exercised and 487,620 shares of common stock were issued at a weighted average exercise price of $.07. The Company received $34,133 as part of the transactions. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act. Proceeds were used for operations.

Shares Issued from Exercise of Warrants – During the nine months ended September 30, 2018, a total of 14,683,075 warrants were exercised and 11,917,705 shares of common stock were issued at a weighted average exercise price of $.07. The Company received $22,000 as part of the transactions. The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of Securities Act. Proceeds were used for operations.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Sound Concepts, Inc.

Sound Concepts is an established 25-year-old business with approximately 80 employees, based in American Fork, Utah, providing digital marketing and sales support services, including a video-based mobile sales application, to the direct sales industry. Their sales application, offered as a SaaS application, is marketed under the brand name Brightools and offered as a white-labeled application to large corporate enterprises engaged in the network marketing and affiliate marketing industry. Sound Concepts currently has approximately 75 clients in the network marketing and affiliate marketing sector, which include such names as Young Living, Isagenix, Vasayo, Nu Skin, Nerium, Forever Living, Seacret, among many others. The Brightools app is a comprehensive sales, lead generation, and customer relationship management tool specifically designed to meet the needs of direct sales representatives and others engaged in network marketing and affiliate marketing sales. The Brightools app also incorporates recruiting tools, sales representative training and education tools, and includes instant notification capabilities to notify sales reps on their mobile devices when a prospect has engaged in shared content. Brightools allows sales reps to share sales and product video content with their prospects via email and text, post content directly to social media, access corporate sales and product training materials, and receive analytics data and other engagement information regarding their prospects’ interactions with the digital sales content distributed through the app. Brightools also tracks customer purchases and allows corporate to monitor field activity to track the effectiveness of campaigns as well as compliance. In addition, sales reps can order physical product samples and purchase customizable brochures, invites, thank-you cards, and more, for direct delivery to customers and prospects all through the application. The synergies of the digital and physical tools provide sales reps with unique solutions to engage their prospects, acquire customers, close sales and grow their businesses. Brightools is available on, and compatible with, virtually all mobile devices and is currently in use in over 48 different countries. As of the date hereof, Sound Concepts has more than 490,000 current users of its Brightools app, representing an increase of more than 127,000 users since August 2018.

We believe that Sound Concepts’ business is highly complementary to our own, and the combination of their technology, customer base, and human capital with our own, including the integration of our interactive video technology into Brightools, among other synergies and enhancements, will result in increased shareholder value.

The Sound Concepts Merger Agreement

On November 8, 2018, we, and our two wholly-owned merger subsidiaries, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sound Concepts, Inc., a Utah corporation, its shareholders, and a shareholders’ representative, pursuant to which we will acquire Sound Concepts through a two-step merger, consisting of merging one of our merger subsidiaries with and into Sound Concepts (with Sound Concepts surviving the “first step” of the merger) and, immediately thereafter, merging Sound Concepts with and into our other merger subsidiary (with that subsidiary surviving the “second step” of the merger). We will pay $25,000,000 of value to the shareholders of Sound Concepts, payable through a combination of a $15,000,000 cash payment by us and the issuance of shares of our common stock with a fair market value of $10,000,000. The purchase price is not subject to any closing working capital adjustment or post-closing working capital adjustment.

Each of the parties to the Merger Agreement made customary representations, warranties, and indemnities subject to, in some cases, exceptions and qualifications as will be set forth in a disclosure schedule to the Merger Agreement. Each of the parties also agreed to certain covenants and other agreements, including, among others, (i) covenants requiring Sound Concepts and its shareholders to not solicit other acquisition bids or proposals and (ii) covenants regarding non-solicitation and non-competition.

Completion of the acquisition is subject to the satisfaction or waiver of certain conditions. In addition to customary closing conditions, our obligation to complete the acquisition is conditioned upon the consummation of an underwritten public offering of our common stock and receipt by us of offering proceeds that will be used to pay for all or a portion of the cash portion of the merger consideration. Nothing herein shall constitute an offer to sell or the solicitation of an offer to buy any of the securities in our anticipated offering of shares of our Common Stock.

Currently, we anticipate the closing of the Sound Concepts acquisition to occur in the first quarter of fiscal 2019; however, there can be no assurance that it will close in the first quarter of fiscal 2019, or at all.

The Merger Agreement may be terminated under certain circumstances, including, but not limited to: (i) the mutual written consent of Sound Concepts and us; (ii) by us if there has been a breach, inaccuracy in, or failure to perform any representation, warranty, covenant, or agreement made by Sound Concepts or its shareholders pursuant to the Merger Agreement that would give rise to the failure of any of the closing conditions and such breach, inaccuracy, or failure has not been cured within 10 days of Sound Concepts’ receipt of written notification of such breach from us; provided, that, we (or our merger subsidiaries) are not then in material breach of any provision of the Merger Agreement; (iii) by us if our closing conditions have not been, or if it becomes apparent that any of such conditions will not be, fulfilled by February 14, 2019, unless such failure is due to our failure to perform or comply with any of the covenants, agreements, or conditions required to be performed or complied with by it prior to the closing of the acquisition; (iv) by Sound Concepts if there has been a breach, inaccuracy in, or failure to perform any representation, warranty, covenant, or agreement made by us (or our merger subsidiaries) pursuant to the Merger Agreement that would give rise to the failure of any of the closing conditions and such breach, inaccuracy, or failure has not been cured within 10 days of our receipt of written notice of such breach from Sound Concepts; provided, that neither Sound Concepts or its shareholders is then in material breach of any provision of the Merger Agreement; (v) by Sound Concepts if any of Sound Concepts’ or its shareholders’ closing conditions have not been, or if it becomes apparent that any of such conditions will not be, fulfilled by January 31, 2019, unless such failure is due to Sound Concepts’, or its shareholders’, failure to perform or comply with any of the covenants, agreements, or conditions to be performed or complied with by it or them prior to the Closing of the acquisition; and (vi) by Sound Concepts or us if (1) there is any law that makes consummation of the transactions contemplated by the Merger Agreement illegal or otherwise prohibited or (2) any governmental authority issued a governmental order restraining or enjoining the transactions contemplated by the Merger Agreement, and such governmental order has become final and non-appealable.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.), and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.), which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2014, and is incorporated herein by reference thereto.
3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012, which was filed as Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.2	Bylaws, which was filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017, which was filed as Exhibit 3.5 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017, which was filed as Exhibit 3.6 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.4	Promissory Note (Commitment Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.5	Promissory Note (First Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.6	Promissory Note (Second Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.7	Form of Warrant Certificate dated March 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
4.8	12% Secured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.9	12% Unsecured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.10	12% Unsecured Note dated December 1, 2015, issued by the Company in favor of Audit Prep Services, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.

4.11	Form of 12% Secured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.12	Form of Warrant Certificate dated April 4, 2016 issued to Rory J. Cutaia, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.13	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.14	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.15	Form of Warrant Certificate dated April 4, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.16	Amendment to 12% Unsecured Convertible Note dated December 30, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.17	Warrant Certificate dated December 30, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.18	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 13, 2017, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
4.19	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on July 28, 2017, which was filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017, and is incorporated herein by reference thereto.
4.20	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.21	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.22	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.23	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.24	8% Unsecured Convertible Note dated December 13, 2017 issued by the Company in favor of PowerUp Lending Group, LTD., which was filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 11, 2018 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.26	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 10, 2018 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.

4.26	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.27	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on September 1, 2017, which was filed as Exhibit 4.27 to our Quarterly Report on Form 10Q filed with the SEC on August 14, 2018 and is incorporated herein by reference thereto.
4.28	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018, which was filed as Exhibit 4.28 to our Quarterly Report on Form 10Q filed with the SEC on August 14, 2018 and is incorporated herein by reference thereto.
10.1	2014 Stock Option Plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
10.3	Employment Agreement dated November 1, 2014, by and between the Company and Rory Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2014, and is incorporated herein by reference thereto.
10.4	Secured Promissory Note dated December 11, 2014 issued by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.5	Secured Promissory Note dated December 11, 2014 issued by Rocky Wright in favor of the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.6	Security Agreement dated December 11, 2014 executed by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.7	Security Agreement dated December 11, 2014 executed Rocky Wright in favor of the Company, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.8	Acquisition Agreement dated January 20, 2015 among Songstagram, Inc., Rocky Wright, and us, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.9	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015, by and between Songstagram, Inc. and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.10	Form of Termination Agreement and Release dated January 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.11	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2015, and is incorporated herein by reference thereto.
10.12	Engagement letter dated March 20, 2015, by and among DelMorgan Group LLC, Globalist Capital, LLC, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.13	Form of Note Purchase Agreement dated March 20, 2015, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.14	Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
10.15	Form of Stock Repurchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2016, and is incorporated herein by reference thereto.
10.16	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.

10.17	Form of Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.18	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.19	Form of Option Agreement for Messrs. Geiskopf and Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.20	Term Sheet dated July 12, 2016, between Nick Cannon and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.21	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.22	Form of Consulting Agreement dated August 8, 2016, by and between International Monetary and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016, and is incorporated herein by reference thereto.
10.23	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 19, 2016, and is incorporated herein by reference thereto.
10.24	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
10.25	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2017, and is incorporated herein by reference thereto.
10.26	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
10.27	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.28	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.29	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD, which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.30	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.31	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.32	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle America, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2018, and is incorporated herein by reference thereto.
10.33	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.33 to our Quarterly Report on Form 10Q filed with the SEC on August 14, 2018 and is incorporated herein by reference thereto.
10.34	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.34 to our Quarterly Report on Form 10Q filed with the SEC on August 14, 2018 and is incorporated herein by reference thereto.
10.35	Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Marketo, Inc., which was filed as Exhibit 10.35 to our Quarterly Report on Form 10Q filed with the SEC on August 14, 2018 and is incorporated herein by reference thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nFÜSZ, INC.

November 14, 2018	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

November 14, 2018	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Accounting Officer)

