Form 10-K
period 2018-12-31
Verb Technology Company, Inc.
filed 2019-02-07
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-55314

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

344 S. Hauser Blvd

Suite 414

Los Angeles, CA 90036
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
None	None

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark with the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing price of the registrant’s common stock as quoted on the OTC Markets Group Inc.’s QTCQB® tier Venture Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $71,720,711.

As of February 1, 2019, there were 12,213,670 shares of common stock, $0.0001 par value per share, outstanding.

ii

SPECIAL NOTE REGARDING Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report on Form 10-K (“Annual Report”) under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the Securities and Exchange Commission (“SEC”), all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report.

iii

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to Verb Technology Company, Inc., a Nevada corporation.

Corporate Overview – Formation, Corporate Changes and Material Mergers and Acquisitions

Organization

Cutaia Media Group, LLC (“CMG”) was organized as a limited liability company under the laws of the State of Nevada on December 12, 2012. On May 19, 2014, CMG merged into bBooth, Inc. and bBooth, Inc., thereafter, changed its name to bBooth (USA), Inc., effective as of October 16, 2014. The operations of CMG and bBooth (USA), Inc., became known as, and are referred to in this Annual Report as, “bBoothUSA.”

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

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger and a Certificate of Correction (relative to the effective date of the name-change merger) with the Secretary of State of the State of Nevada on April 4, 2017, and April 17, 2017, respectively. The name-change merger became effective on April 21, 2017. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes (the “NRS”), stockholder approval of the merger was not required.

On November 8, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Sound Concepts, Inc., a Utah corporation (“Sound Concepts”), NF Merger Sub, Inc., a Utah corporation (“Merger Sub 1”), NF Acquisition Company, LLC, a Utah limited liability company (“Merger Sub 2”), the shareholders of Sound Concepts (the “Sound Concepts Shareholders”), the shareholders’ representative (the “Shareholder Representative”), and us, pursuant to which we will acquire Sound Concepts (the “Sound Concepts Acquisition”) through a two-step merger, consisting of merging Merger 1 Sub with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 will cease) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts will cease and Merger Sub 2 will continue its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary (collectively, the “Merger”). On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Sound Concepts’ capital stock issued and outstanding immediately prior to the Effective Time (the “Sound Concepts Capital Stock”) will be cancelled and converted into the right to receive a proportionate share of $25,000,000 of value (the “Closing Merger Consideration”), to be payable through a combination of a cash payment by us of $15,000,000 (the “Acquisition Cash Payment”) and the issuance of shares of our Common Stock with a fair market value of $10,000,000 (the “Acquisition Stock”). The Closing Merger Consideration is not subject to any closing working capital adjustment or post-closing working capital adjustment. We expect the Sound Concepts Acquisition to close in the first quarter of 2019. However, we cannot provide any assurance as to the actual timing of completion of the Sound Concepts Acquisition, or whether the Sound Concepts Acquisition will be completed at all.

Effective February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on January 31, 2019. The name-change merger became effective on February 1,, 2019. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-merger was not required.

On February 1, 2019, we implemented a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen] as of February 1, 2019. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Annual Report have been adjusted to reflect the Reverse Stock Split. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

Our Business

We are an applications services provider, marketing cloud-based business software products under the brand name “Tagg” on a subscription basis. Our flagship product, TaggCRM, is a Customer Relationship Management (“CRM”) application that is distinguishable from other CRM programs because it utilizes interactive video as the primary means of communication between sales and marketing professionals and their clients or prospects. TaggCRM allows our users to create, distribute, and post interactive videos that contain on-screen clickable “Taggs” which are interactive icons, buttons, and other on-screen elements, that, when clicked, allow their prospects and customers to respond to our users’ call to action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospective customer or a prospect the ability to click on a product they see featured in a video and buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionality. Tagg videos can be distributed via email or text messaging and can be posted on social media. Our users report increased sales conversion rates compared to traditional, non-interactive video.

We developed the proprietary patent-pending interactive video technology that serves as the basis for all of our cloud, Software-as-a-Service (“SaaS”) Tagg applications. Our Tagg applications are accessible on all mobile and desktop devices and no software download is required to view the Tagg interactive videos. The Tagg applications also provide detailed analytics in the application dashboard that reflect when the videos were viewed, by whom, how many times, for how long, and what interactive Taggs were clicked-on in the video, among other things, all of which assist our users in focusing their sales and marketing efforts by identifying which clients or prospects have interest in the subject matter of the video. TaggCRM users receive a text message immediately notifying them that a customer prospect received their video and additional text messages notifying them when that customer or prospect watched the video and shared the video so they can follow-up in real-time.

Our Tagg application platform can accommodate any size sales or marketing campaign, and it is enterprise-class scalable to meet the needs of today’s global organizations.

Our TaggMED application is designed for physicians and other healthcare providers to create more efficient and effective interactive communications with patients. Patients are able to avoid unnecessary and inconvenient visits to their physicians’ or other healthcare providers’ offices by viewing and responding to interactive videos through in-video, on-screen clicks that are designed to assess the patient’s need for an office visit. If the patient’s responses to the interactive video indicate that an office visit is either necessary or desirable, the patient can schedule the office visit right in through video in real time. Patients can also download and print prescriptions, care instructions, and other physician distributed documents right from and through the video. TaggMED is offered on a subscription basis.

Our TaggEDU application is designed for teachers and school administrators for more effective communications with students, parents, and faculty. TaggEDU allows teachers to deliver interactive video lessons to students that are both more engaging and more effective. TaggEDU allows teachers to communicate with students through their mobile devices and computers to deliver lessons and tests/quizzes on the screen and in the Tagg video. The analytics capabilities of TaggEDU available on the application dashboard of the teacher or school administrator allow them to track which students watched the lesson, when, for how long, how many times, and track and report on test/quiz results. TaggEDU is offered on a subscription basis.

Our TaggLIVE application is also part of our proprietary interactive Tagg video applications portfolio. TaggLIVE is a Facebook application that works in conjunction with Facebook Live, allowing users of Facebook Live to place clickable Taggs on the screens of everyone watching their Facebook Live broadcasts in real time. Viewers can click the on-screen Taggs to purchase products and services placed there and offered by the person utilizing our TaggLIVE Facebook application. TaggLIVE is scheduled for release in the first quarter of 2019.

Revenue Generation

We intend to generate revenue from the following sources:

●	Recurring subscription fees paid by enterprise users for access to our stand-alone applications by enterprise employees or affiliates;

●	Recurring subscription fees paid by non-enterprise individual users for access to our stand-alone applications;

●

In-app and online purchases by users to access various premium services, features, functionality, and options of the platform (such as the ability to purchase videos from our soon-to-be-released Video Template Store and Creator Program to which users can add their own clickable Taggs), among several other add-on features and functionality;

●	Recurring subscription fees paid by enterprise users for access to our applications integrated into large, third-party CRM providers such as Oracle/NetSuite; Marketo, Inc., an Adobe company (“Adobe Marketo”); Salesforce.com, Inc. (“Salesforce.com”); and Microsoft Corporation (“Microsoft”); among others;

●	Recurring subscription fees paid by enterprise users who subscribe to bundled service offerings from our partners and/or their respective value-added resellers.

Our Market

Our market is intentionally broad and includes sales-based organizations, consumer brands, ad agencies, online marketers, advertisers, sponsors, social media influencers, enterprise users - large and small, religious organizations, health care providers, network marketing and multi-level marketing companies, media companies, major motion picture studios, social media companies, schools and training facilities, and virtually any other person or organization that seeks to attract, engage, and communicate with prospects, customers, consumers, fans, followers, patients, students, friends, and subscribers, among others, online, utilizing automated, interactive video technology.

Distribution Methods

Our distribution methods are:

1.	Prospective customers and clients can subscribe to our TaggCRM software service on a monthly or annual contract through a simple, web-based sign-up form accessible on our website (https://www.myverb.com), as well as through interactive sign-up links that we distribute via email and text messaging and through social media.

2.	Enterprise users can subscribe to our TaggCRM software service and then distribute custom-branded sign-up links to their internal and external staff via email or other electronic means.

3.	We have entered into partnership agreements with other CRM providers to incorporate our Tagg interactive video technology into such other CRM providers’ software platforms to be offered to their existing and prospective client base for an additional monthly recurring fee, which fee is shared with us. In January 2018, we entered into such an agreement with Oracle America, Inc. “Oracle”, to integrate our Tagg interactive video technology into their NetSuite platform on a revenue-share basis. In February 2018, we entered into a similar agreement with Adobe Marketo, to integrate our Tagg interactive video technology into their platform on a revenue-share basis. On January 23, 2019, we entered into an agreement with Microsoft , pursuant to which we will integrate our Tagg interactive video technology into Microsoft’s product line, beginning with its email platform, Outlook, and then other Microsoft Office 365 services. On February 4, 2019, we entered into a revenue share partnership agreement with Salesforce.com, pursuant to which we will integrate our Tagg interactive video technology into the Salesforce.com CRM platform.

4.	We have entered into license and partnership agreements with digital marketing companies and advertising agencies to resell our Tagg interactive video technology to their existing and prospective client bases for monthly fees which fees are shared with us. In March 2018, we entered into such an agreement with DR2Marketing, LLC to utilize, as well as to resell, our Tagg applications to their clients on a revenue-share basis.

5.

We have entered into partnership agreements with large cloud services providers, who will bundle our application with such providers’ other applications offered to their existing and prospective global customer base in order to obtain more data storage and bandwidth utilization fees from such customers. On January 23, 2019, we entered into a partnership agreement with Microsoft, pursuant to which we will integrate our Tagg interactive video technology into Microsoft’s product line, allowing their resellers to bundle our application for resale to their respective customer bases.

6.	We employ a direct sales team, as well as outside sales consultants.

Marketing

We utilize our own proprietary interactive video platform as the foundation of our ongoing marketing initiatives. Our initiatives include daily, broad-based social media engagement by a dedicated team of full-time employees and outside consultants; management of our interactive video-based website; interactive video-based email campaigns, television commercials, among many other ongoing initiatives designed to increase awareness of our products and services and drive conversion and adoption rates.

As part of our partnership agreement with Microsoft, we will have access to their “Go-To-Market Services” and technical resources to help us market and sell our integrated products to Microsoft customers, as well as other Microsoft partners and systems integrators in Microsoft’s network all over the world.

On December 21, 2018, we entered into an agreement with Major Tom Agency, Inc., a premier digital marketing agency with offices in New York, Toronto and Vancouver, to design, launch and manage a comprehensive national marketing campaign for us. The campaign is expected to launch in late February 2019.

Competition

CRM software generated more than $40.7 billion in sales revenue throughout the world in 2017, has grown to become the largest software segment, overtaking data management software, and is expected to reach more than $80 billion in sales revenue by 2025. We are active in the CRM applications industry. We believe that CRM applications that incorporate our proprietary Tagg interactive video technology provide significant competitive advantages over the CRM applications offered by the long-term leaders in the field: Salesforce.com, Microsoft, Oracle, SAP SE, and Adobe Inc. (“Adobe”), which collectively account for approximately 40% of industry sales. These companies, as well as many others, have numerous differences in feature sets and functionality, but all share certain basic attributes. Most of them were designed before the advent and proliferation of mobile phones, social media, and the technology behind the current ubiquity of video over the internet and more recently on mobile devices. While many of them have attempted to incorporate video capabilities into their respective CRM platforms, sometimes in ‘‘bolt-on’’ fashion, it is our opinion that none of them has done so in an effective manner, and certainly none of them utilizes interactive video technology similar to ours, which places clickable calls to action right in the video, including into users’ pre-existing sales and product videos. In addition, Tagg interactive videos are viewable on both mobile and desktop devices regardless of operating system and without the need to download a proprietary player or program.

These differences serve to highlight the reasons we have chosen not only to develop our own stand-alone SaaS cloud CRM platform, but also to incorporate and integrate our interactive video technology into the platforms of many of these large, long-term leaders in the CRM industry. This allows them to offer Tagg interactive video capabilities to their large enterprise clients and customers as an upgrade feature to their CRM platform subscriptions. The viability of this strategy is evidenced by the partnerships we currently enjoy with Oracle NetSuite and Adobe Marketo, as well as new partnerships with Salesforce.com. and Microsoft, among others. Nevertheless, the market share, marketing strength, and competitive advantages of our competitors may preclude our obtaining any material share of this market.

Intellectual Property

Our policy is to protect our technology by, among other things, trade secret protection and copyrights. We primarily rely upon trade secrets and copyrighted proprietary software, code, and know-how to protect our Tagg interactive video technology platform and associated applications. We have taken security measures to protect our trade secrets and proprietary know-how, to the extent possible. Our means of protecting our proprietary rights may not prove to be adequate and our competitors may independently develop technology or products that are similar to ours or that compete with ours. Trade secret and copyright laws afford only limited protection for our technology and products. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology and products less valuable, if the design around is favorably received in the marketplace.

We recently filed a patent application with the U.S. Patent and Trademark Office, or “PTO,” with respect to our interactive video technology. Our patent application may not result in an issued patent in a timely manner, or at all. Any patents that may be issued in the future may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of such patents issued in the future may be challenged by third parties and could be invalidated or modified by the PTO. Third parties may independently develop technology that is not covered by our patents, that is similar to, or competes with, our technology. In addition, our intellectual property may be infringed or misappropriated by third parties, particularly in foreign countries where the laws and governmental authorities may not protect our proprietary rights as effectively as those in the United States.

In addition, if any of our products or technology is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our technology platform and products do not infringe patents held by others or that they will not in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims.

Research and Development

We incurred $980,000 and $375,000 of research and development expenses during the fiscal years ended December 31, 2018 and 2017, respectively. These funds were primarily used for development of our Tagg interactive video CRM software.

Suppliers

We currently rely on a full-time, dedicated, external team of experienced professionals for the coding and maintenance of our software. We believe we have mitigated the associated risks of managing an external team of software development professionals by incorporating internal management and oversight, as well as appropriate systems, protocols, controls, and procedures and ensuring that we have access to additional qualified professionals to provide like or complementary services.

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we do not have, and do not expect to have, any significant customer concentration. Accordingly, we do not expect to be dependent on any key customers.

Government Regulation

Government regulation is not of significant concern for our business nor is government regulation expected to become an impediment to the business in the near- or mid-term as management is currently unaware of any planned or anticipated government regulation that would have a material impact on our business. Our management believes it currently possesses all requisite authority to conduct our business as described in this Annual Report.

Employees

As of February 1, 2019, we had 10 full-time statutory employees, and 14 full-time consultants and contractors. We also employ consultants and contractors on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees or consultants, are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, consultants, and consultants, both full-time and part-time, is good.

ITEM 1A. RISK FACTORS

The following is a discussion of the primary factors that may affect the operations and/or financial performance of our business. Refer to the section entitled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for an additional discussion of these and other related factors that affect our operations and/or financial performance.

Risks Related to Our Business

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations.

To date, we have not generated any significant revenues from our operations and have incurred losses since inception. Our net loss was $12,127,000 for the year ended December 31, 2018 and $7,266,000 for the year ended December 31, 2017. As of December 31, 2018, we had stockholders’ deficit of $5,055,000. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. These expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. To offset these anticipated increased operating expenses, we will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our Common Stock, to decline, resulting in a significant or complete loss of your investment.

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2018 and 2017 have raised substantial doubt as to our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

We have limited capital resources. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Our ability to continue our normal and planned operations, to grow our business, and to compete in our industry will depend on the availability of adequate capital.

We cannot assure you that we will be able to obtain additional funding from those or other sources when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then-existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our then-existing stockholders. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate development of new programs or future marketing efforts, or reduce or discontinue our operations. Any of these events could significantly harm our business, financial condition, and prospects.

Our business depends on customers increasing their use of our services and/or platform, and we may experience loss of customers or decline in their use of our services and/or platform.

Our ability to grow and generate revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and convince them to increase their usage of our platform. If our customers do not increase their use of our platform, then our revenue may not grow and our results of operations may be harmed. It is difficult to predict customers’ usage levels accurately and the loss of customers or reductions in their usage levels may have a negative impact on our business, results of operations, and financial condition. If a significant number of customers cease using, or reduce their usage of, our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. These additional expenditures could adversely affect our business, results of operations, and financial condition. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers could reduce or cease their use of our platform at any time without penalty or termination charges.

The market in which we operate is dominated by large, well established competitors.

The CRM industry is currently dominated by Salesforce.com, Microsoft, Oracle, SAP SE, and Adobe, which collectively account for approximately 40% of industry sales. The CRM applications offered by these companies, as well as by many others, have numerous differences in feature sets and functionality, but all share certain basic attributes. Most of them were designed before the advent and proliferation of mobile phones, social media, and the technology behind the current ubiquity of video over the internet and more recently on mobile devices. While many of our competitors have attempted to incorporate video capabilities into their respective CRM platforms, none of them utilize interactive video technology similar to that of ours. In addition, our Tagg interactive videos are viewable on both mobile and desktop devices regardless of operating system and without the need to download a proprietary player or program.

The market in which we operate is intensely competitive and, if we do not compete effectively, our operating results could be harmed.

The market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, many of our competitors are larger and have more resources than we do, and, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed.

Notwithstanding the competitive edge that we believe our Tagg interactive video capability provides our CRM applications, many of our competitors enjoy other substantial competitive advantages, such as greater name recognition, longer operating histories, and larger marketing budgets, as well as substantially greater financial, technical, and other resources. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers.

As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Furthermore, because of these advantages, even if our products and services are more effective than the products and services that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our products and services. For all of these reasons, we may not be able to compete successfully against our current and future competitors

We may not be able to increase the number of our partners or grow the revenues received from our current partnership relationships.

The differences between our Tagg interactive video CRM applications and many of the larger, more established providers of CRM software may serve to highlight the reasons we have chosen not only to develop our own stand-alone SaaS cloud CRM platform, but also to incorporate and integrate our interactive video technology into the platforms of many of these large, long-term leaders in the CRM industry. This allows them to offer Tagg interactive video capabilities to their large enterprise clients and customers as an upgrade feature to their CRM platform subscriptions. The viability of this strategy is evidenced by the partnerships we currently enjoy with Oracle NetSuite and Adobe Marketo, as well as new partnerships with Salesforce.com. and Microsoft, among others. There can be no assurance, however, that those relationships will result in material revenues for us or that we will be able to generate any other meaningful partnerships.

We may not be able to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments.

Even though we believe that our Tagg interactive video CRM applications are currently unsurpassed in features and ease of use, technology invariably advances. If we are unable to develop enhancements to, and new features for, our Tagg interactive video CRM applications that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features, and services depends on several factors, including the timely completion, introduction, and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market at a competitive price or at all. Furthermore, notwithstanding that our Tagg interactive videos are currently viewable on both mobile and desktop devices regardless of operating system, potential uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction, and harm our business.

Our ability to deliver our services is dependent on the maintenance of the infrastructure of the Internet by third parties.

The Internet’s infrastructure is comprised of many different networks and services that, by design, are highly fragmented and distributed. This infrastructure is run by a series of independent, third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority (IANA), which is now related to ICANN.

The Internet has experienced, and will continue to experience, a variety of outages and other delays due to damages to portions of its infrastructure, denial-of-service attacks, or related cyber incidents. These scenarios are not under our control and could reduce the availability of the Internet to us or our customers for delivery of our services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Advanced attacks are multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. The vast majority of data breaches, whether conducted by a cyber attacker from inside or outside of the organization, involve the misappropriation of digital identities and user credentials. These credentials are used to gain legitimate access to sensitive systems and high-value personal and corporate data. Many large, well-known organizations have been subject to cyber-attacks that exploited the identity vector, demonstrating that even organizations with significant resources and security expertise have challenges securing their identities. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, or a loss of confidence in our business, any of which could adversely affect our business, revenues, and competitive position.

Organizations face growing regulatory and compliance requirements.

New and evolving regulations and compliance standards for cyber security, data protection, privacy, and internal IT controls are often created in response to the tide of cyber-attacks and will increasingly impact organizations. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation, such as the European Union’s General Data Protection Regulation, with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance, failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. The high costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, has elevated this topic from the IT organization to the executive and board level.

Our business is highly competitive and any failure to adapt to changing consumer preferences may adversely affect our business and financial results.

We operate in a highly competitive, consumer-driven, and rapidly changing environment. Our success will, to a large extent, be dependent on our ability to acquire, develop, adopt, upgrade, and exploit new and existing technologies to address consumers’ changing demands and distinguish our products and services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient, or attractive to our customers than those chosen by our competitors, or if we offer products or services that fail to appeal to consumers, are not available at competitive prices, or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer.

The ability of our competitors to introduce new technologies, products, and services more quickly than we do may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies, or changes in competitors’ product and service offerings may require us in the future to increase research and development expenditures or to offer products and services at no or a reduced additional charge or at a lower price. In addition, the uncertainty of our ability, and the costs, to obtain intellectual property rights from third parties could impact our ability to respond to technological advances in a timely and effective manner. If we are unable to compete with existing companies successfully and new entrants to the markets in which we compete in, our business, results of operations, and financial condition could be adversely affected.

We expect that the success of our business will be highly correlated to general economic conditions.

We expect that demand for our products and services will be highly correlated with general economic conditions, as we expect a substantial portion of our revenue will be derived from discretionary spending by individuals, which typically falls during times of economic instability. Declines in economic conditions in the United States or in other countries in which we may operate may adversely impact our financial results. Because such declines in demand are difficult to predict, we or our industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for our products and services. Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, high unemployment, and other factors. The inability to grow or maintain our business would adversely affect our business, financial conditions, and results of operations, and thereby an investment in our Common Stock.

We do not currently have any patents to protect our technologies and thus, we may not gain market share from our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products and services. We recently filed a patent application with the PTO with respect to our interactive video technology. Currently, we do not have any issued patents and we rely on copyright, trade secrets, and nondisclosure, confidentiality and other contractual arrangements to protect our technology and intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that our pending patent application, or any future patent applications, will result in the issuance of a patent to us in a timely manner, or at all, or that we will have the financial or operational resources successfully to prosecute any patents that we may undertake. The PTO may deny or require significant narrowing of claims in our currently pending or any future patent applications, and patents issued as a result thereof, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our pending patent application, and any future patent applications, may be challenged, which could reduce our ability to stop competitors from marketing related technologies. There can also be no assurance that competitors will not be able to design around any patents that may be issued to us in the future. In addition, we rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, our partners, independent distributors, and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. We currently do not utilize any registered or common law trademarks to protect or brand the name of any of our products.

Although we believe that we have a proprietary platform for our technologies and products, we cannot determine with certainty whether any existing third-party patents or the issuance of any third-party patents would require us to alter our technology, obtain licenses, or cease certain activities. We may become subject to claims by third parties that our technology infringes their intellectual property rights.

We do not own any patents relating to our Tagg interactive video CRM platform.

We do not currently own any domestic or foreign patents relating to our Tagg interactive video CRM applications platform; however, we recently filed a patent application with the PTO with respect to our interactive video technology. We also do not currently have any licenses to use any third-party intellectual property. As such, if we are not successful in obtaining intellectual property rights covering our products or obtaining licenses to use a third-party’s intellectual property on reasonable and acceptable terms, it could result in lawsuits against us for trademark and/or intellectual property infringement, and we may not be able to counterclaim with our own infringement allegations. Any such infringement, litigation, or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations or results of operations. There can also be no assurance that competitors will not be able to duplicate our interactive video technology or that our competitors will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

We believe that our intellectual property rights are important to our success and our competitive position, and we rely on a combination of copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have devoted substantial resources to the establishment and protection of our intellectual property rights, the actions taken by us may be inadequate to prevent imitation or improper use of our products and services by others or to prevent others from claiming violations of their intellectual property rights by us. We also rely on confidentiality procedures and contractual provisions with our employees, consultants, and corporate partners to protect our proprietary rights, but we cannot assure the compliance by such parties with their confidentiality obligations, which could be very time consuming and expensive to enforce.

Legal challenges to our intellectual property rights could adversely affect our financial results and operations.

We rely on licenses and other agreements in respect of our intellectual property with our partners and other parties and other intellectual property rights to conduct our operations. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability, or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.

Our success depends, in part, on the capacity, reliability, and security of our information technology hardware and software infrastructure, as well as our ability to adapt and expand our infrastructure.

The capacity, reliability, and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system failures. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, including the delayed provision of services or implementation of new service offerings, and the diversion of development resources. We rely on third parties for various aspects of our hardware and software infrastructure. Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Interruption and/or failure of any of these systems could disrupt our operations and damage our reputation, thus adversely impacting our ability to provide our products and services, retain our current users, and attract new users. In addition, our information technology hardware and software infrastructure may be vulnerable to unauthorized access, misuse, computer viruses, or other events that could have a security impact. If one or more of such events occur, our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure, or otherwise, could be compromised, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses, any of which could substantially harm our business and our results of operations.

We are dependent on third parties to, among other things, maintain our servers, provide the bandwidth necessary to transmit content, and utilize the content derived therefrom for the potential generation of revenues.

We depend on third-party service providers, suppliers, and licensors to supply some of the services, hardware, software, and operational support necessary to provide some of our products and services. Some of these third parties do not have a long operating history or may not be able to continue to supply the equipment and services we desire in the future. If demand exceeds these vendors’ capacity, or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some products and services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our users. These events could materially and adversely affect our ability to retain and attract users, and have a material negative impact on our operations, business, financial results, and financial condition.

We may not be able to find suitable software developers at an acceptable cost.

We currently rely on certain key suppliers and vendors in the coding and maintenance of our software. We will continue to require such expertise in the future. Due to the current demand for skilled software developers, we run the risk of not being able to find or retain suitable and qualified personnel at an acceptable price, or at all. Without these developers, we may not be able to further develop and maintain our software, which is the most important aspect of our business development

Our business may be affected by changing consumer preferences or by failure of the public to accept any new product offerings we may pursue.

The production and distribution of entertainment content is an inherently risky business because the revenue that may be derived depends primarily on the content’s acceptance by the public, which is difficult to predict. Consumer and audience tastes change frequently, and it is a challenge to anticipate what offerings will be successful at a certain point in time. In addition, competing entertainment content, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, and increasing digital and on-demand distribution offerings may also affect the audience for our content. Our expenses may increase as we invest in new programming ideas, and there is no guarantee that the new programming will be successful or generate sufficient revenue to recoup the expenditures.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our Chief Executive Officer and President, Mr. Rory J. Cutaia. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

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

Risks Related to an Investment in Our Securities

Our board of directors is authorized to issue additional shares of our Common Stock that would dilute existing stockholders.

We are authorized to issue up to 200,000,000 shares of Common Stock and 15,000,000 shares of preferred stock, par value $0.0001 per share, of which 12,213,670 shares of Common Stock and no shares of preferred stock are currently issued and outstanding as of February 1, 2019. The number of shares of Common Stock issued and outstanding as of February 1, 2019 excludes 2,315,640 shares of Common Stock issuable upon exercise of stock options, 168,600 shares of Common Stock reserved for issuance under the Plan, 778,443 shares of Common Stock potentially issuable upon the exercise of all outstanding warrants, and 516,078 shares of Common Stock potentially issuable upon the conversion of all outstanding convertible notes. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares of our Common Stock at any price and, in respect of the preferred stock, at any price and with any attributes, our board of directors considers sufficient, without stockholder approval. The issuance of additional shares of Common Stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our Common Stock.

We may issue additional securities with rights superior to those of our Common Stock, which could materially limit the ownership rights of our stockholders.

We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital or to refinance our debt. Our board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of our stockholders. It is possible that any debt securities or preferred stock that we sell would have terms and rights superior to those of our Common Stock and may be convertible into shares of our Common Stock. Any sale of securities could adversely affect the interests or voting rights of the holders of our Common Stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our Common Stock.

Trading on the OTC Markets Group Inc.’s OTCQB® tier Venture Market (the “OTCQB”) may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB. Trading in stock quoted on over-the-counter markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on this market is often more sporadic than the trading of securities listed on a national securities exchange like, NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

We have applied for listing of our Common Stock on NASDAQ. We can provide no assurance that our Common Stock will qualify to be listed, and, if listed, that our Common Stock will thereafter always meet NASDAQ continued listing standards.

Our Common Stock is currently quoted on the OTCQB. We anticipate that our Common Stock will be eligible to be listed on NASDAQ in the near future; however, we can provide no assurance that our application will be approved, and that an active trading market on NASDAQ for our Common Stock will develop and continue. If our Common Stock remains quoted on or reverts to an over-the-counter system rather than being listed on a national securities exchange, you may find it more difficult to dispose of shares of our Common Stock or obtain accurate quotations as to the market value of our Common Stock.

If NASDAQ approves our application to list our Common Stock and we are not able to comply with the applicable continued listing standards of NASDAQ, NASDAQ could delist our Common Stock.

Recently, we have applied to list our Common Stock on NASDAQ. There is no assurance that our Common Stock will ever be listed on NASDAQ. Should our Common Stock be listed on NASDAQ, in order to maintain that listing, we must satisfy minimum financial and other continued listing standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable continued listing standards.

The market price of our Common Stock has been, and may continue to be, subject to substantial volatility.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including;

●	volatility in the trading markets generally and in our particular market segment;

●	limited trading of our Common Stock;

●	actual or anticipated fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements regarding our business or the business of our customers or competitors;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	developments or disputes concerning our intellectual property or our offerings, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major change in our board of directors or management;

●	sales of shares of our Common Stock by us or by our stockholders;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

Statements of, or changes in, opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our Common Stock. In addition, the stock market as a whole, as well as our particular market segment, has from time to time experienced extreme price and volume fluctuations, which may affect the market price for the securities of many companies, and which often have appeared unrelated to the operating performance of such companies. Any of these factors could negatively affect our stockholders’ ability to sell their shares of Common Stock at the time and price they desire.

A decline in the price of our Common Stock could affect our ability to raise further working capital, which could adversely impact our ability to continue operations.

A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. We may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities; thus, a decline in the price of our Common Stock could be detrimental to our liquidity and our operations because the decline may adversely affect investors’ desire to invest in our securities. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products or services and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our Common Stock and we may be forced to reduce or discontinue operations.

Because we do not intend to pay any cash dividends on our shares of Common Stock in the near future, our stockholders will not be able to receive a return on their shares unless and until they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of operations, cash flows, and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our board of directors determines to pay dividends, our stockholders will be required to look to appreciation of our Common Stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

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

We lack sufficient internal controls over financial reporting and implementing acceptable internal controls will be difficult with a limited number of directors and management personnel, which will make it difficult to ensure that information required to be disclosed in our reports filed and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required.

As of the date of this filing, we currently lack certain internal controls over our financial reporting. While we have recently appointed two independent directors to our board of directors, one of whom was appointed to chair our audit committee, and have hired a new Chief Technology Officer, we still have a limited number of directors and management personnel, which may make it difficult to implement such controls at this time. The lack of such controls makes it difficult to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

The reasons we believe that our disclosure controls and procedures are not fully effective are because:

●	there is a lack of segregation of duties necessary for a good system of internal control due, to insufficient accounting staff due to our size;

●	the staffing of our accounting department is weak due to the lack of qualifications and training, and the lack of formal review process;

●	our control environment is weak due to the lack of an effective risk assessment process, the lack of internal audit function, and insufficient documentation and communication of the accounting policies; and

●	failure in the operating effectiveness over controls related to recording revenue.

We cannot assure you that we will be able to develop and implement the necessary internal controls over financial reporting. The absence of such internal controls may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, we estimate that our executive officers and directors and their respective affiliates beneficially own approximately 34.4% of our outstanding voting stock, on a fully-diluted basis, as of February 1, 2019. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our Common Stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment to our Articles of Incorporation (“Articles of Incorporation”) or Bylaws (“Bylaws”);

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for a vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover, or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our Common Stock historically has been categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Until February 1, 2019, the effective date of the Reverse Stock Split, our Common Stock was categorized as “penny stock.” The SEC adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Historically, the price of our Common Stock has been significantly less than $5.00 per share and we did not qualify for any of the other exceptions; therefore, prior to the Reverse Stock Split, our Common Stock was considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with his or her spouse. The penny stock rules require a broker-dealer buying our securities, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability and/or willingness of broker-dealers to trade our securities, either directly or on behalf of their clients, may discourage potential investor’s from purchasing our securities, or may adversely affect the ability of our stockholders to sell their shares.

The Financial Industry Regulatory Authority, Inc. (“FINRA”), has adopted sales practice requirements that historically may have limited a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements historically has made it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which could limit your ability to buy and sell our Common Stock, have an adverse effect on the market for our shares, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation and Bylaws contain provisions permitting us to eliminate the personal liability of our directors and officers to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The potential effect of Nevada’s business combination law is to discourage parties interested in taking control of us from doing so if these parties cannot obtain the approval of our board of directors. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

ITEM 2. PROPERTIES

Our corporate headquarters is approximately 2,800 square feet and is located at 344 S. Hauser Blvd., Suite 414, Los Angeles, California 90036. Our headquarters houses our executive and administrative operations under an operating lease that expires on July 29, 2019 for monthly rent of approximately $5,000. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3. LEGAL PROCEEDINGS

On April 24, 2018, EMA Financial, LLC, a New York limited liability company (“EMA”), commenced an action against us, styled EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The Complaint sets forth four causes of action and seeks relief consisting of: (1) money damages, (2) injunctive relief, (3) liquidated damages, and (4) declaratory relief. All of the claims stem from our refusal to honor EMA’s exercise notice in connection with a common stock purchase warrant that we had granted to it. We believe EMA’s allegations are entirely without merit.

The circumstances giving rise to the dispute are as follows: on or about December 5, 2017, we issued a warrant to EMA as part of the consideration we were required to provide in connection with a contemporaneous convertible loan EMA made to us. The loan, which was evidenced by a convertible note, was for a term of one year. Our refusal to honor the warrant exercise notice was due to our good faith belief that EMA’s interpretation of the cashless exercise provision of the warrant was, inter alia, (1) contrary to our direct conversations and agreements made with EMA prior to, and during the preparation of the loan and warrant agreements; (2) contradictory to the plain language on the face and body of the warrant agreement drafted by EMA; (3) wholly inconsistent with industry norms, standards, and practices; (4) was contrary to the cashless exercise method actually adopted by EMA’s co-lender in the same transaction; and (5) was the result of a single letter mistakenly transposed in the cashless exercise formula drafted by EMA which if adopted, would result in a gross and unintended windfall in favor of EMA and adverse to us. Moreover, as set forth in our response to EMA’s allegations, EMA’s interpretation of the cashless exercise provision would have resulted in it being issued more shares of our Common Stock than it would have received if it exercised the warrant for cash (instead of less), and more than the amount of shares reflected on the face of the warrant agreement itself. The loan underlying the transaction was repaid, in full, approximately three months after it was issued, on March 8, 2018, together with all accrued interest, prior to any conversion or attempted conversion of the note.

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

As of December 31, 2018, the parties have undergone depositions and exchanged document production. Discovery was scheduled to end on January 31, 2019. Neither party has requested to extend discovery. Notwithstanding the pending action, in December 2018, EMA attempted to exercise the warrant through the Company’s transfer agent utilizing the disputed cashless exercise formula. The transfer agent rejected EMA’s request and notified the Company who promptly filed a motion for a preliminary injunction to enjoin EMA from making any further attempts to exercise the warrant in this manner during the pendency of the action. The Company is awaiting a decision from the Court on its preliminary injunction motion. As of the date of this Annual Report, the Court has not ruled on our motion. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

In August 2014, a former employee and then current stockholder (the “Employee”) entered into that certain Executive Employment Agreement (the “Employment Contract”) with bBooth, Inc., our predecessor company.  Section 3.1 of the Employment Contract provided, among other things, that Employee was employed to serve as our President and reported directly to Rory Cutaia, our Chief Executive Officer.  Section 5.2 of Employment Contract provides, among other things, that Employee was entitled to receive a bonus (the “Bonus”) from us if certain conditions are met. These specified conditions were never met.

On or about May 15, 2015, Employee ceased employment at the Company. More than eight months later, on or about January 20, 2016, the parties entered into a certain Stock Repurchase Agreement (the “Repurchase Agreement”) pursuant to which we purchased all of Employee’s shares of Common Stock for a purchase price of $144,000.  The Repurchase Agreement also provided, among other things, that Employee released us from all claims, causes of action, suits, and demands (the “Release”).

Approximately two years later, in April 2018, at a time when the Company’s share price was on the rise, Employee notified us by email that it is Employee’s position that on or about May 15, 2015: (1) Employee was terminated “without cause” pursuant to Section 6.2 of the Employment Contract; or (2) Employee terminated employment with Company “for good reason” pursuant to Section 6.3 of the Employment Contract. Employee sought approximately $300,000 in allegedly unpaid bonuses, plus 150,000 options priced at $0.50 per share, which expired prior to exercise.  We responded in or about April 2018 that Employee’s claims lacked factual and legal merit, including that they are barred by the Release.  The lack of response from Employee at that time appeared to indicate Employee’s tacit acknowledgment and ratification of our rationale underpinning our denial of Employee’s claims. Approximately eight (8) months later in December 2018, Employee resurfaced, renewing his claims.  We responded by reminding Employee we consider his claims to be without merit, and that, in any event, they are barred by the Release. In our view, the Release set forth in the Repurchase Agreement coupled with the existing merger or integration clause likely shields the Company from liability, even assuming, arguendo, that the claims could be supported by credible evidence.

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

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Stock is quoted on the OTCQB under the symbol “FUSZD.”

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2019	$11.10	$3.92	(1)
December 31, 2018	$7.65	$2.55
September 30, 2018	$11.40	$5.55
June 30, 2018	$45.60	$6.75
March 31, 2018	$31.50	$1.20
December 31, 2017	$2.10	$1.20
September 30, 2017	$3.45	$1.05
June 30, 2017	$7.65	$1.35
March 31, 2017	$2.40	$1.05

(1)	Through and including February 1, 2019.

On February 1, 2019, the closing bid price of our Common Stock as reported by the OTC Markets Group Inc. was $7.65 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is VStock Transfer, LLC, located at 18 Lafayette Place, Woodmere, New York 11598. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179.

Holders of Common Stock

As of February 1, 2019, there were approximately 82 holders of record of our Common Stock. As of such date, 12,213,670 shares of our common stock were issued and outstanding.

Dividend

We have never declared or paid dividends. We do not intend to pay cash dividends on our Common Stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on our Common Stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. The NRS, however, prohibits us from declaring dividends, where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,478,974	$5.25	168,600
Total	2,478,974	$5.25	168,600

Effective October 16, 2014, our board of directors adopted and approved the 2014 Stock Option Plan (the “Plan”). The purpose of the Plan is to (a) enable us and any of our affiliates to attract and retain the types of employees, consultants, and directors who will contribute to our long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of our stockholders; and (c) promote the success of our business.

The Plan provides for the grant of incentive stock options to purchase shares of our Common Stock to our directors, officers, employees, and consultants. The Plan is administered by our board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. A maximum of 800,000 shares are reserved and set aside for issuance under the Plan. Each option, upon its exercise, entitles the optionee to acquire one share of our Common Stock, upon payment of the applicable exercise price, which is determined by the board at the time of grant. Stock options may be granted under the Plan for an exercise period of up to ten years from the grant date of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the Plan.

Vesting terms are determined by the board of directors at the time of grant; provided, that, if no vesting schedule is specified at the time of grant, 25% of the options granted will vest on each of the first, second, third, and fourth anniversaries of the grant date. Options that have vested will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) the expiration of the options; (ii) the date of an optionee’s termination of employment or contractual relationship with us for cause (as determined in the sole discretion of the plan administrator; (iii) the expiration of three months from the date of an optionee’s termination of employment or contractual relationship with us for any reason whatsoever other than cause, death, or disability (as defined in the Plan); or (iv) the expiration of one year from termination of an optionee’s employment or contractual relationship by reason of death or disability.

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2018, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our equity securities during the fourth quarter of fiscal year 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2018 and 2017, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

CMG was organized as a limited liability company under the laws of the State of Nevada on December 12, 2012. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG merged into bBooth, Inc. and, thereafter, bBooth, Inc. changed its name to bBooth (USA), Inc., effective October 16, 2014. The operations of CMG and bBooth (USA), Inc., became known as, and are referred to in this Annual Report as, “bBoothUSA.”

On October 16, 2014, bBoothUSA was acquired by GSD, pursuant to the Share Exchange Agreement entered into with GSD. GSD was incorporated in the State of Nevada on November 27, 2012. The acquisition was accounted for as a reverse merger transaction. In connection with the closing of the transactions contemplated by the Share Exchange Agreement, GSD’s management was replaced by bBoothUSA’s management, and GSD changed its name to bBooth, Inc.

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger and a Certificate of Correction (relative to the effective date of the name-change merger) with the Secretary of State of the State of Nevada on April 4, 2017 and April 17, 2017, respectively. The name-change merger became effective on April 21, 2017. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-change merger was not required.

Effective February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on January 31, 2019. The name-change merger became effective on February 1, 2019. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-merger was not required.

On February 1, 2019, we implemented a 1-for-15 Reverse Stock Split of our Common Stock. The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen (15) as of February 1, 2019. All historical share and per share amounts reflected throughout our consolidated financial statements and other financial information in this Annual Report have been adjusted to reflect the Reverse Stock Split. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

Results of Operations

Fiscal Year Ended December 31, 2018 compared to the Fiscal Year Ended December 31, 2017

The following is a comparison of the results of our operations for the year ended December 31, 2018 and 2017.

	For the Year Ended
	December 31, 2018	December 31, 2017	Change

Net sales	$32,000	$6,000	$26,000

Cost of revenue	52,000	8,000	44,000
Research and development expense	980,000	375,000	605,000
General and administrative expense	6,792,000	4,328,000	2,464,000
Loss from operations’	7,792,000	4,705,000	3,087,000
Other income	-	28,000	(28,000)
Other expense, net	(4,334,000)	(2,587,000)	(1,747,000)
Loss before income taxes	(12,126,000)	(7,264,000)	(4,862,000)
Income tax provision	1,000	2,000	(1,000)
Net loss	$(12,127,000)	$(7,266,000)	$(4,861,000)

Revenues

Subscription revenues for the year ended December 31, 2018 were $32,000, compared to $6,000 for the year ended December 31, 2017. The increase in subscription revenues in fiscal 2018 was attributable to the Company’s SaaS platform that was launched during the fourth quarter of fiscal 2017.

Operating Expenses

Cost of revenue expenses were $52,000 in fiscal 2018, as compared to $8,000 in fiscal 2017. Cost of revenues primarily consisted of web hosting costs that support the SaaS platform. The $44,000 increase from fiscal 2017 is attributed to the Company’s SaaS platform that was launched during the fourth quarter of fiscal 2017.

Research and development expenses were $980,000 in fiscal 2018, as compared to $375,000 in fiscal 2017. Research and development expenses primarily consisted of fees paid to vendors contracted to perform research projects and develop technology. In fiscal 2018 and fiscal 2017, our research and development initiatives supported our cloud-based products, or SaaS platform. Our research and development expenses increased by approximately $605,000 in fiscal 2018, as compared to fiscal 2017, due to additional product development and testing.

General and administrative expenses for fiscal 2018 were $6,792,000 an increase of $2,464,000 as compared to fiscal 2017. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $881,000, an increase in professional service fees of $550,000 related to the proposed merger with Sound Concepts, proposed underwritten public offering, and proposed up-listing to NASDAQ, an increase in labor related costs of $325,000 related to growth in our operations, an increase in marketing costs of $268,000 to drive awareness, and an increase in travel costs of $187,000 to support awareness and additional business opportunities.

Other expense, net, for fiscal 2018 equaled $4,334,000, which represented interest expense for amortization of debt discount of $1,468,000, the change in the fair value of derivative liability of $1,167,000, financing costs of $798,000 driven by derivative liabilities associated with convertible debt, a $534,000 net loss from debt extinguishment, and interest expense of $362,000 on outstanding notes payable. Other expense, net, for fiscal 2017 equaled $2,587,000, which represented $977,000 on loss from debt extinguishment, $643,000 of financing costs driven by derivative liabilities associated with convertible debt, $555,000 of interest expense on outstanding notes payable, and $418,000 of interest expense for amortization of debt discount. The amount of other expense, net, was higher in fiscal 2018 due to the change in the fair value of derivative liability $1,173,000, higher amortization of debt discount of $1,050,000, and higher financing costs of $155,000, offset by lower debt extinguishment of $443,000, and lower interest expense of $193,000 due to less debt.

Other Income

We earned no other income during fiscal 2018, compared to $28,000 in other income in during fiscal 2017. The decrease in other income in fiscal 2018 is due to the transition from the rental of interactive booths as the primary business to the SaaS business model.

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

	For the Year Ended
	December 31, 2018	December 31, 2017

Net loss	$(12,127,000)	$(7,266,000)

Adjustments:
Other (income) / expense	5,000	(28,000)
Stock compensation expense	3,415,000	2,534,000
Financing costs	798,000	643,000
Amortization of debt discount	1,468,000	418,000
Change in fair value of derivative liability	1,167,000	(6,000)
Debt extinguishment, net	534,000	977,000
Interest expense	362,000	555,000
Depreciation	20,000	22,000
Income tax provision	1,000	2,000
Total EBITDA adjustments	7,770,000	5,117,000
Modified EBITDA	$(4,357,000)	$(2,149,000)

The approximate $2.2 million decrease in Modified EBITDA for the year ended December 31, 2018 compared to the same period in 2017, resulted from an increase in labor related costs, marketing costs, professional service fees, and travel associated with the growth of the Company, as well as fees associated with the proposed merger with Sound Concepts, the proposed underwritten public offering, and the filing of an up-listing application with NASDAQ.

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2018, we had a stockholders’ deficit of $5,055,000 and we incurred a net loss of $12,127,000 during the year ended December 31, 2018. We also utilized cash in operations of $4,157,000 during the year ended December 31, 2018. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If were are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the results of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources Overview

As of December 31, 2018, we had cash of $634,000. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31, 2018	December 31, 2017
Cash used in operating activities	$(4,157,000)	$(1,677,000)
Cash used in investing activities	-	-
Cash provided by financing activities	4,780,000	1,671,000
(Decrease) / increase in cash	$623,000	$(6,000)

Cash Flows – Operating

For the year ended December 31, 2018, our cash flows used in operating activities amounted to $4,157,000, compared to cash used during the year ended December 31, 2017 of $1,677,000. The change is due to an increase in business activity, which resulted in an additional consulting expenses, salary, and various operating expenses in fiscal 2018 compared to fiscal 2017.

Cash Flows – Financing

Our cash provided by financing activities for the year ended December 31, 2018 amounted to $4,780,000, which represented $2,979,000 of proceeds received from the issuances of shares of our Common Stock, $1,772,000 of proceeds from the issuance of convertible debt, $1,000,000 of proceeds from the issuance of shares of our Common Stock from the exercise of a put option, $34,000 of proceeds from the exercise of options, and $22,000 of proceeds from the exercise of warrants, offset by $845,000 of convertible debt payments, $162,000 of deferred offering costs, and the repurchase of shares of our Common Stock equal to $20,000. Our cash provided by financing activities for the year ended December 31, 2017 amounted to $1,671,000, which represented $813,000 of proceeds from the issuance of convertible notes payable, $796,000 of proceeds received from the issuances of common stock, $555,000 of proceeds received from the issuance of Series A preferred stock, $50,000 in proceeds from the issuance of shares of our Common Stock from the exercise of a put option, offset by the redemption of Series A preferred stock of $543,000. All other shares of Series A preferred stock have been converted and we filed a Certificate of Withdrawal with the State of Nevada on August 10, 2018 to formally withdrawal the Series A preferred stock.

Notes Payable – Related Parties

The Company has the following related parties notes payable as of December 31, 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2018

Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000

Total notes payable – related parties, net					1,177,000
Non-current					(1,065,000)
Current					$112,000

(A)

On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest rate of 12% per annum, secured by the Company’s assets, and had an original maturity date of April 1, 2017. Per the terms of the note agreement, at Mr. Cutaia’s discretion, he may convert up to 30%, or $375,000, of outstanding principal, plus accrued interest thereon, into shares of Common Stock at a conversion rate of $1.05 per share.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. In consideration, the Company issued Mr. Cutaia a three-year warrant to purchase up to 117,013 shares of Common Stock at a price of $5.33 per share with a fair value of $517,000. All other terms of the note remain unchanged.

On August 8, 2018, we entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to February 8, 2021. All other terms of the note remain unchanged. In connection with the extension, we granted to Mr. Cutaia a three-year warrant to purchase up to 163,113 shares of Common Stock at a price of $7.35 per share with a fair value of $1,075,000.

On September 30, 2018, Mr. Cutaia converted the principal balance that was convertible, or $375,000 into 356,824 shares of restricted Common Stock at $1.05 per share.

As of December 31, 2018, outstanding balance of the note amounted to $825,000.

(B)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest at a rate of 12% per annum, and matured in April 2017.

As of December 31, 2018, and the date of this Annual Report, the note is past due. The Company is currently in negotiations with the note holder to settle the note payable.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company from December 2015 through March 2016. The note bears interest rate of 12% per annum, is secured by the Company’s assets, and had an original maturity date of August 4, 2017. Pursuant to the terms of the note, a total of 30% of the note principal, or $103,000, can be converted to shares of Common Stock at a conversion price $1.05 per share.

On August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from August 4, 2017 to December 4, 2018. In consideration for extending the note’s maturity date, the Company issued Mr. Cutaia warrants to purchase up to 88,610 shares of Common Stock at a price of $2.25 per share with a fair value of $172,000. All other terms of the note remain unchanged. As of December 31, 2017, the outstanding balance of the note amounted to $343,000.

On September 30, 2018, pursuant of the terms of the note, Mr. Cutaia converted 30% of the principal balance, $103,000, into 98,093 restricted shares of the Company’s Common Stock at $1.05 per share.

On December 4, 2018, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to June 4, 2021. All other terms of the note remain unchanged. In connection with the extension, the Company granted to Mr. Cutaia a three-year warrant to purchase up to 23,562 shares of Common Stock at a price of $5.10 per share with a fair value of $111,000. As of December 31, 2018, outstanding balance of the note amounted to $240,000.

During the year ended December 31, 2018 the Company recorded total interest expense of $211,000 pursuant to the terms of the notes and paid $269,000.

Convertible Notes Payable

The Company has the following outstanding convertible notes payable at December 31, 2018:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2018

Note payable (A)	October 19, 2018	April 19, 2019	10%	$1,500,000	1,500,000
Note payable (B)	October 30, 2018	April 29, 2019	5%	$400,000	400,000
Total notes payable					1,900,000
Debt discount					(1,082,000)

Total notes payable, net of debt discount					$818,000

(A)	On October 19, 2018, the Company issued an unsecured convertible note to an otherwise unaffiliated third-party entity in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,241,500, after an original issue discount of $150,000 and legal and financing expenses of $109,000. In addition, the Company issued 96,667 shares of its Common Stock. The note is convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company will be in default if it does not repay the principal amount of the note, as required. The events of default are customary for the type of transaction represented by the related securities purchase agreement and the note. The conversion price in effect on any date on which some or all of the principal of the Note is to be converted is equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which the third party provided its notice of conversion. Upon an Event of Default, the Company will owe the third party an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company has agreed that, on or after the occurrence of an Event of Default, it will reserve and keep available that number of shares of its Common Stock that is at least equal to 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination).

(B)	On October 30, 2018, we issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000 in exchange for net proceeds of $400,000. The notes bear interest at a rate of 5% per annum and will mature on April 29, 2019. Upon the Company’s consummation of the contemplated underwritten public offering of the Company’s Common Stock, all, and not less than all, of (i) the principal and (ii) the accrued interest hereunder shall be converted into shares of the Company’s common stock that have been registered. The per-share conversion price will be equal to seventy-five percent (75%) of the offering price of the Common Stock in the contemplated underwritten public offering.

During the year ended December 31, 2018, the Company settled outstanding debt of $845,000 through the payment of cash. In addition, the Company issued 408,867 shares of Common Stock with a fair value of $2,151,000 in settlement of outstanding convertible notes of $901,000 and accrued interest of $161,000 (or $1,062,000 in the aggregate).

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include valuation of derivative liability, valuation of debt and equity instruments, share-based compensation arrangements and long-lived assets. Amounts could materially change in the future.

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

Share Based Payment

The Company issues options exercisable for shares of our Common Stock, warrants exercisable for shares of our Common Stock, shares of our Common Stock, and equity interests as share-based compensation to employees and non-employees.

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

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2018 and 2017 are as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Expected life in years	5.0	2.5 to 5.0
Stock price volatility	184.45% -190.22%	84.36% - 173.92%
Risk free interest rate	2.25% - 3.00%	1.22% - 2.23%
Expected dividends	0%	0%
Forfeiture rate	18%	21%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Concentrations

During the year ended December 31, 2018, the Company had a single vendor that accounted for 5% of all purchases, and 20.7% of all purchases in the same period in the prior year.

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, please refer to Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements for the year ended December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Verb Technology Company, Inc. (formerly known as nFüsz, Inc.)

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verb Technology Company, Inc. (formerly known as nFüsz, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses and used cash in operations since inception, and has a stockholders’ deficit at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A

Los Angeles, CA

February 7, 2019

VERB TECHNOLOGY COMPANY, INC.

(formerly known as nFüsz, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current assets:
Cash	$634,000	$11,000
Prepaid expenses	83,000	41,000
Accounts receivable	1,000	-
Total current assets	718,000	52,000
Deferred offering costs	162,000	-
Property and equipment, net	11,000	31,000
Other assets	7,000	9,000

Total assets	$898,000	$92,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,148,000	$665,000
Accrued officers’ salary	188,000	607,000
Accrued interest (including $41,000 and $99,000 payable to related parties)	46,000	248,000
Note payable	-	125,000
Notes payable - related parties	112,000	1,965,000
Convertible notes payable, net of discount of $1,082,000 and $675,000, respectively	818,000	1,020,000
Derivative liability	2,576,000	1,251,000
Total current liabilities	4,888,000	5,881,000

Long-term liabilities:
Notes payable - related parties	1,065,000	-
Total long-term liabilities	1,065,000	-

Total liabilities	5,953,000	5,881,000

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 12,055,491 and 7,941,234 shares issued and outstanding as of December 31, 2018 and 2017	1,000	1,000
Additional paid-in capital	35,611,000	22,750,000
Accumulated deficit	(40,667,000)	(28,540,000)

Total stockholders’ deficit	(5,055,000)	(5,789,000)

Total liabilities and stockholders’ deficit	$898,000	$92,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

(formerly known as nFüsz, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017

Net Sales	$32,000	$6,000

Operating Expenses:
Cost of revenue	52,000	8,000
Research and development	980,000	375,000
General and administrative	6,792,000	4,328,000
Total operating expenses	(7,824,000)	(4,711,000)

Loss from operations	(7,792,000)	(4,705,000)

Other income (expense)
Other Income / (Expense)	(5,000)	28,000
Financing costs	(798,000)	(643,000)
Interest expense - amortization of debt discount	(1,468,000)	(418,000)
Change in fair value of derivative liability	(1,167,000)	6,000
Debt extinguishment, net	(534,000)	(977,000)
Interest expense (including $211,000 and $236,000 to related parties)	(362,000)	(555,000)
Total other expense	(4,334,000)	(2,559,000)

Loss before income tax provision	$(12,126,000)	$(7,264,000)

Income tax provision	1,000	2,000

Net Loss	$(12,127,000)	$(7,266,000)

Loss per share - basic and diluted	$(1.23)	$(1.03)

Weighted average number of common shares outstanding - basic and diluted	9,870,890	7,076,540

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

(formerly known as nFüsz, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2018 and 2017

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total

Balance at December 31, 2016	6,310,771	$1,000	$17,825,000	$(20,000)	$(21,274,000)	(3,468,000)

Fair value vested options and warrants	-	-	445,000	-	-	445,000
Proceeds from sale of common stock	745,476	-	776,000	20,000	-	796,000
Fair value of common shares issued for services	552,029	-	2,088,000	-	-	2,088,000
Fair value of common stock issued upon conversion Preferred Series A	190,800	-	303,000	-		303,000
Fair value of common stock issued upon conversion of debt	68,413	-	182,000	-		182,000
Common shares issued upon exercise of put option	43,745	-	50,000	-		50,000
Fair value of shares of common stock issued to settle accounts payable	26,667	-	56,000	-	-	56,000
Fair value of common shares, warrants and beneficial conversion feature of issued notes	3,333	-	154,000	-		154,000
Fair value of warrants issued to extinguish debt and accounts payable	-	-	871,000	-		871,000
Net loss	-	-	-	-	(7,266,000)	(7,266,000)

Balance at December 31, 2017	7,941,234	1,000	22,750,000	-	(28,540,000)	(5,789,000)

Common shares issued upon exercise of warrants	1,074,921	-	22,000	-	-	22,000
Common shares issued upon exercise of options	32,508	-	34,000	-	-	34,000
Proceeds from sale of common stock	1,163,938	-	2,979,000	-	-	2,979,000
Fair Value of warrants issued for debt extension	-	-	1,188,000			1,188,000
Fair value of common shares issued for services	319,345	-	1,545,000	-	-	1,545,000
Fair value of common stock issued upon conversion of debt	1,243,189	-	3,066,000	-	-	3,066,000
Fair value of common stock upon issuance of convertible debt	96,667	-	595,000			595,000
Fair value of common stock issued upon conversion of accrued officer’s salary	27,148	-	582,000	-	-	582,000
Common shares issued upon exercise of put option	203,207	-	1,000,000	-	-	1,000,000
Fair value of vested stock options	-	-	1,870,000	-	-	1,870,000
Stock repurchase	(46,666)	-	(20,000)	-	-	(20,000)
Net loss	-	-	-	-	(12,127,000)	(12,127,000)

Balance at December 31, 2018	12,055,491	$1,000	$35,611,000	$-	$(40,667,000)	$(5,055,000)

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

(formerly known as nFüsz, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017

Operating Activities:
Net loss	$(12,127,000)	$(7,266,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options	3,415,000	2,534,000
Financing costs	798,000	643,000
Amortization of debt discount	1,468,000	418,000
Change in fair value of derivative liability	1,167,000	(6,000)
Debt extinguishment costs, net	534,000	977,000
Depreciation and amortization	20,000	22,000
Conversion of Series A	-	217,000
Effect of changes in assets and liabilities:
Accounts payable, accrued expenses, and accrued interest	609,000	799,000
Other assets	2,000	7,000
Deferred revenue	-	-
Accounts receivable	(1,000)	8,000
Prepaid expenses	(42,000)	(30,000)
Net cash used in operating activities	(4,157,000)	(1,677,000)

Financing Activities:
Proceeds from sale of common stock	2,979,000	796,000
Proceeds from convertible note payable	1,772,000	813,000
Proceeds from exercise of put option	1,000,000	50,000
Proceeds from option exercise	34,000	-
Proceeds from warrant exercise	22,000	-
Proceeds from series A preferred stock	-	555,000
Payment of convertible notes payable	(845,000)	-
Deferred offering costs	(162,000)	-
Repurchase common stock	(20,000)	-
Redemption of series A preferred stock	-	(543,000)
Net cash provided by financing activities	4,780,000	1,671,000

Net change in cash	623,000	(6,000)

Cash - beginning of period	11,000	17,000

Cash - end of period	$634,000	$11,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$402,000	$326,000
Cash paid for income taxes	$1,000	$2,000

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$3,066,000	$56,000
Common stock issued to settle accrued officers salary	$582,000	$-
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$1,694,000	$1,256,000
Fair value of warrants issued and beneficial conversion feature to extinguish debt	$-	$861,000
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$-	$154,000
Common stock issued to settle accounts payable	$-	$182,000
Conversion of series A preferred stock		$304,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

(formerly known as nFüsz, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	DESCRIPTION OF BUSINESS

Organization

Cutaia Media Group, LLC (“CMG”) was organized on December 12, 2012, as a limited liability company under the laws of the State of Nevada. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG merged into bBooth, Inc. and, thereafter, bBooth, Inc. changed its name to bBooth (USA), Inc., effective as of October 16, 2014. The operations of CMG and bBooth (USA), Inc. became known as, and are referred to herein, as “bBoothUSA.”

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

Effective April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger and a Certificate of Correction (relative to the effective date of the name-change merger) with the Secretary of State of the State of Nevada on April 4, 2017 and April 17, 2017, respectively. The name-change merger became effective on April 21, 2017. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the Nevada Revised Statutes (the “NRS”), stockholder approval of the name-change merger was not required.

Effective February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on January 31, 2019. The name-change merger became effective on February 1, 2019. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-merger was not required.

On February 1, 2019, we implemented a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen as of February 1, 2019. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Annual Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

Nature of Business

We are an applications services provider marketing cloud-based business software products under the brand name “Tagg” on a subscription basis. Our flagship product, TaggCRM, is a Customer Relationship Management (“CRM”) application that is distinguishable from other CRM programs because it utilizes interactive video as the primary means of communication between sales and marketing professionals and their clients or prospects. TaggCRM allows our users to create, distribute, and post interactive videos that contain on-screen clickable “Taggs” which are interactive icons, buttons, and other on-screen elements, that when clicked, allow their prospects and customers to respond to our users’ call to action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospective customer or a prospect the ability to click on a product they see featured in a video and buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionality. Tagg videos can be distributed via email or text messaging and can be posted on social media. Our users report increased sales conversion rates compared to traditional, non-interactive video.

We developed the proprietary patent-pending interactive video technology that serves as the basis for all of our cloud, Software-as-a-Service (“SaaS”) Tagg applications. Our Tagg applications are accessible on all mobile and desktop devices and no software download is required to view the Tagg interactive videos. The Tagg applications also provide detailed analytics in the application dashboard that reflect when the videos were viewed, by whom, how many times, for how long, and what interactive Taggs were clicked-on in the video, among other things, all of which assist our users in focusing their sales and marketing efforts by identifying which clients or prospects have interest in the subject matter of the video. TaggCRM users receive a text message immediately notifying them that a customer prospect received their video and additional text messages notifying them when that customer or prospect watched the video and shared the video so they can follow-up in real-time.

Our Tagg application platform can accommodate any size sales or marketing campaign, and it is enterprise-class scalable to meet the needs of today’s global organizations.

Our TaggMED application is designed for physicians and other healthcare providers to create more efficient and effective interactive communications with patients. Patients are able to avoid unnecessary and inconvenient visits to their physicians’ or other healthcare providers’ offices by viewing and responding to interactive videos through in-video, on-screen clicks that are designed to assess the patient’s need for an office visit. If the patient’s responses to the interactive video indicate that an office visit is either necessary or desirable, the patient can schedule the office visit right in through video in real time. Patients can also download and print prescriptions, care instructions, and other physician distributed documents right from and through the video. TaggMED is offered on a subscription basis.

Our TaggEDU application is designed for teachers and school administrators for more effective communications with students, parents, and faculty. TaggEDU allows teachers to deliver interactive video lessons to students that are both more engaging and more effective. TaggEDU allows teachers to communicate with students through their mobile devices and computers to deliver lessons and tests/quizzes on the screen and in the Tagg video. The analytics capabilities of TaggEDU available on the application dashboard of the teacher or school administrator allow them to track which students watched the lesson, when, for how long, how many times, and track and report on test/quiz results. TaggEDU is offered on a subscription basis.

Our TaggLIVE application is also part of our proprietary interactive Tagg video applications portfolio. TaggLIVE is a Facebook application that works in conjunction with Facebook Live, allowing users of Facebook Live to place clickable Taggs on the screens of everyone watching their Facebook Live broadcasts in real time. Viewers can click the on-screen Taggs to purchase products and services placed there and offered by the person utilizing our TaggLIVE Facebook application. Tagg LIVE is scheduled for release in the first quarter of 2019.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2018, the Company incurred a net loss of $12,127,000, used cash in operations of $4,157,000 and had a stockholders’ deficit of $5,055,000 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Verb Technology Company, Inc. (formerly nFüsz, Inc. and, before that, bBooth, Inc.)

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

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

The implementation of ASC 606 had no impact on the prior period financial statements and no cumulative effect adjustment was recognized.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the years ended December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board’s (“FASB”) ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2018, and 2017, the Company has not established a liability for uncertain tax positions.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to the contemplated underwritten public offering of the Company’s Common Stock. These deferred offering costs will be charged against the gross proceeds received or will be charged to expense if the offering is not completed.

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

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjusted to fair value of derivatives.

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

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2018 and 2017 are as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Expected life in years	5.0	2.5 to 5.0
Stock price volatility	184.45% -190.22%	84.36% - 173.92%
Risk free interest rate	2.25% - 3.00%	1.22% - 2.23%
Expected dividends	0%	0%
Forfeiture rate	18%	21%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s cloud-based, Tagg interactive video CRM SaaS platform.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2018, and 2017, the Company had total outstanding options of 2,478,974 and 1,456,064, respectively, and warrants of 940,412 and 1,895,761, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Concentrations

During the year ended December 31, 2018, the Company had a single vendor that accounted for 5% of all purchases, and 20.7% of all purchases in the same period in the prior year.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stock holders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation or disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017

Furniture and fixtures	$57,000	$57,000
Office equipment	51,000	51,000

	108,000	108,000
Less: accumulated depreciation	(97,000)	(77,000)

	$11,000	$31,000

Depreciation expense amounted to $20,000 and $22,000 for the year ended December 31, 2018 and 2017, respectively.

4.	NOTES PAYABLE

On March 21, 2015, the Company issued a note payable to a third-party lender for the benefit of DelMorgan Group LLC (“DelMorgan”), financial consultant. The note was unsecured, bore interest at a rate of 12% per annum, payable monthly beginning on April 20, 2015, and had an original maturity date of March 20, 2017.

On March 20, 2017, the Company entered into an extension agreement with the third-party lender to extend the maturity date of the note to March 20, 2018. All other terms of the note remained unchanged and there was no additional compensation or incentive given. As of December 31, 2017, the outstanding balance of the note amounted to $125,000.

On January 29, 2018, the Company settled the debt of $125,000 in exchange for 83,333 shares of its Common Stock. There was no gain or loss recognized as the fair value of the shares of Common Stock issued approximated the note payable settled.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties outstanding notes payable as of December 31, 2018 and 2017:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2018	Balance at December 31, 2017
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$1,199,000
Note 2 (B)	December 1, 2015	February 8, 2021	12.0%	189,000	-	189,000
Note 3 (C)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 4 (D)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	343,000
Note 5 (E)	April 4, 2016	December 4, 2018	12.0%	122,000	-	122,000

Total notes payable – related parties					1,177,000	1,965,000
Non-current					(1,065,000)	-
Current					$112,000	$1,965,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bore interest at a rate of 12% per annum, was secured by the Company’s assets, and matured on April 1, 2017. Pursuant to the terms of the agreement, at Mr. Cutaia’s discretion, he could convert up to 30%, or $375,000, of the outstanding principal, plus accrued interest thereon, into shares of Common Stock at a conversion rate of $1.05 per share.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. In consideration, the Company issued Mr. Cutaia a three-year warrant to purchase up to 117,013 shares of Common Stock at a price of $5.33 per share with a fair value of $517,000. All other terms of the note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the original value of the convertible note. As result, the Company recorded the fair value of the new note, which approximated the original carrying value $1,199,000 and expensed the fair value of the warrants granted of $517,000 as debt extinguishment costs. As of December 31, 2017, total outstanding balance of the note amounted to $1,199,000.

On August 8, 2018, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to February 8, 2021. In consideration for extending the note the Company issued Mr. Cutaia warrants exercisable for up to 163,113 shares of Common Stock with a fair market value of $1,075,000. The Company determined that the extension of the note’s maturity date resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the original value of the convertible note. As result, the Company recorded the fair value of the new note which approximates the original carrying value $1,199,000 and expensed the entire fair value of the warrants granted, or $1,075,000 as a debt extinguishment cost.

On September 30, 2018, Mr. Cutaia converted the convertible principal balance of $375,000 at $1.05 per share into 356,824 shares of restricted Common Stock.

As of December 31, 2018, the outstanding balance of the note amounted to $825,000.

(B)	On December 1, 2015, the Company issued a convertible note with Mr. Cutaia in the amount of $189,000 representing a portion of Mr. Cutaia’s accrued salary for 2015. The note was unsecured, bore interest at a rate of 12% per annum, and matured in April 2017. The note was convertible into shares of Common Stock at a conversion price of $1.05 per share.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. All other terms of the note remain unchanged and there were no additional compensation or incentive given. As of December 31, 2017, the outstanding balance of the note amounted to $189,000.

On September 30, 2018, Mr. Cutaia converted the entire outstanding principal amount of $189,000 into 180,000 shares of restricted Common Stock.

(C)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of December 31, 2017, and 2018, the outstanding principal balance of the note was equal to $112,000. As of December 31, 2018, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(D)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bore interest at a rate of 12% per annum, was secured by the Company’s assets, and matured on August 4, 2017. Pursuant to the terms of the note, a total of 30%, or $103,000, of the note principal can be converted to shares of Common Stock at a conversion price $1.05 per share.

On August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from August 4, 2017 to December 4, 2018. In consideration for extending the note’s maturity, the Company issued Mr. Cutaia warrants to purchase up to 88,610 shares of Common Stock at a price of $2.25 per share with a fair value of $172,000. All other terms of the note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, the Company recorded the fair value of the new note, which approximated the original carrying value $343,000 and expensed the entire fair value of the warrants granted of $172,000 as part of loss on debt extinguishment. As of December 31, 2017, the outstanding balance of the note was $343,000.

On September 30, 2018, Mr. Cutaia converted the 30% principal amount of the note, or $103,000 of into 98,093 shares of restricted Common Stock.

On December 4, 2018, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to June 4, 2021. In consideration for extending the note, the Company issued Mr. Cutaia warrants to purchase up to 23,562 shares of Common Stock, with a fair market value of the warrants totaling $111,000. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the original value of the convertible note. As result, the Company recorded the fair value of the new note, which approximates the original carrying value of $240,000 and expensed the entire fair value of the warrants granted of $111,000 as part of loss on debt extinguishment.

As of December 31, 2018, the outstanding balance of the note amounted to $240,000.

(E)

On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia in the amount of $122,000, representing his unpaid salary from December 2015 through March 2016. The note was unsecured, bore interest at a rate of 12% per annum, compounded annually, and matured on August 4, 2017. The note was also convertible into shares of the Company’s Common Stock at $1.05 per share.

On August 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from August 4, 2017 to December 4, 2018. All other terms of the note remain unchanged and there were no additional compensation or incentive given. As of December 31, 2017, the outstanding balance of the note amounted to $122,000.

On September 30, 2018, Mr. Cutaia converted $122,000 of outstanding principal amount into 116,701 shares of restricted Common Stock.

During the year ended December 31, 2018, the Company recorded total interest expense totaling $211,000 pursuant to the terms of the notes and paid $269,000 in interest.

6.	CONVERTIBLE NOTES PAYABLE

The Company has the following outstanding convertible notes payable as of December 31, 2018 and 2017:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2018	Balance at December 31, 2017

Note payable (a)	April 3, 2016	April 4, 2018	12%	$680,000	$-	$680,000
Note payable (b)	June and August 2017	February and March 2018	5%	$220,000	-	220,000
Note payable (c)	Various	Various	5%	$320,000	-	320,000
Note payable (d)	December 8, 2017	December 8, 2018	8%	$370,000	-	370,000
Note payable (e)	December 13, 2017	September 20, 2018	8%	$105,000	-	105,000
Note payable (f)	October 19, 2018	April 19, 2019	10%	$1,500,000	1,500,000	-
Note payable (g)	October 30, 2018	April 29, 2019	5%	$400,000	400,000	-
Total notes payable					1,900,000	1,695,000
Debt discount					(1,082,000)	(675,000)

Total notes payable, net of debt discount					$818,000	$1,020,000

(a)

On April 3, 2016, the Company issued a convertible note payable to Oceanside Strategies, Inc. (“Oceanside”), a third party-lender, in the amount of $680,000 to consolidate all notes payable and accrued interest due to Oceanside as of that date. This note superseded and replaced all previous notes and liabilities due to Oceanside from fiscal years 2014 and 2015. The note was unsecured, bore interest at the rate of 12% per annum, compounded annually, and had an original maturity date of December 30, 2016. Pursuant to the terms of the note, the Company granted Oceanside the right to convert up to 30% of the principal amount of such note, or $204,000, into shares of common stock at a conversion price $1.05 per share and granted warrants to purchase up to 161,969 shares of Common Stock at $1.05 per share until April 4, 2019.

On December 30, 2016, the Company entered into an extension agreement with Oceanside to extend the maturity date of the note from December 30, 2016 to August 4, 2017. All other terms of the note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2017, the Company granted Oceanside a warrant to purchase up to 161,969 shares of the Company’s Common Stock, exercisable at $1.20 per share until December 29, 2019, with a fair value of $159,000.

On August 4, 2017, the Company entered into an extension agreement with Oceanside to extend the maturity date of the note from August 4, 2017 to April 4, 2018. All other terms of the note remain unchanged. In consideration for Oceanside’s agreement to extend the maturity date to August 4, 2018, the Company granted Oceanside a warrant to purchase up to 87,787 shares of the Company’s Common Stock, exercisable at $2.25 per share until August 3, 2022 with a fair value of $171,000. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the recorded value of the original convertible note. As a result, Company recorded the fair value of the new note, which approximated the original carrying value of $680,000, and expensed the entire fair value of the warrants granted of $171,000 as part of loss on debt extinguishment. As of December 31, 2017, the outstanding balance of the note amounted to $680,000.

In March 2018, the entire principal amount due was settled through the issuance of 305,967 shares of Common Stock. As a result of this conversion, the Company also recorded a loss on debt extinguishment of $1,090,000 to account for the fair value of the 65,469 shares of Common Stock issued to settle the remaining 70%, or $476,000, of the note principal and accrued interest that was not initially convertible to shares of Common Stock.

(b)	In June and August of 2017, the Company issued unsecured convertible notes to an unaffiliated third-party in the amount of $220,000 in exchange for cash of $200,000, representing an original issue discount of $10,500, and prepaid interest of $10,000. The notes bore interest at a rate of 5% per annum, matured in February and March 2018, and were convertible to shares of Common Stock at a conversion price of either $3.75 per share or $1.50 per share. As part of the issuance, the Company also (i) granted warrants to purchase up to 22,000 shares of Common Stock at $4.50 per share and (ii) issued 3,333 shares of Common Stock with a fair value $12,500. As a result, the Company recorded a debt discount of $175,000 to account for the original issue discount and prepaid interest of $21,000, the relative fair value of the warrants of $40,000, the fair value of the shares of Common Stock of $13,000 and the beneficial conversion feature of $102,000. The debt discount is being amortized to interest expense over the term of the note. As of December 31, 2017, the outstanding balance of the note was $220,000 and unamortized debt discount of $40,000.

In March 2018, the entire outstanding principal amount of the notes, and all accrued interest thereon, were settled and converted into 102,900 shares of Common Stock pursuant to the conversion terms of the notes and we expensed the unamortized debt discount.

(c)	On September 26, 2017, we entered into a purchase agreement, dated September 15, 2017, with Kodiak Capital Group, LLC (“Kodiak”). Under the purchase agreement, the Company was entitled to, from time to time, in the Company’s discretion, sell shares of its Common Stock to Kodiak for aggregate gross proceeds of up to $2,000,000. Unless terminated earlier, Kodiak’s purchase commitment automatically terminates on the earlier of the date on which Kodiak has purchased our shares pursuant to the purchase agreement for an aggregate purchase price of $2,000,000, or September 15, 2019. The Company has no obligation to sell any shares under the purchase agreement.

From September 2017 through November 2017, the Company issued three convertible notes payable totaling $320,000 in exchange for cash of $200,000, representing an original issue discount of $20,000, and settlement of financing expenses of $100,000 incurred by Kodiak pursuant to the purchase agreement. The notes were unsecured, had maturity dates starting in March 2018 through June 2018, and bore interest at a rate of 5% per annum. The notes were also convertible into shares of Common Stock at price of $3.75 per share or 70% of the 10-day VWAP prior to conversion, whichever is lower. As part of the issuances, the Company also granted Kodiak a five-year, fully vested, warrant to purchase up to 133,333 shares of Common Stock, exercisable at $2.25 and $3.00 per share.

The Company determined that since there was no minimum conversion price, it could no longer determine if it had enough authorized shares to fulfill its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these three notes created a derivative with a fair value totaling $412,000 at the date of issuances. The Company accounted for the fair value of the derivative up to the face amount of the notes of $320,000 as a valuation discount to be amortized over the life of the note, and the excess of $92,000 being recorded as part of financing cost. See Note 8, Derivative Liability, to these audited consolidated financial statements for further discussion. In addition, the Company also recorded the notes’ original issue discount totaling $20,000 and the $100,000 note payable issued to settle financing expenses related to the agreement with Kodiak as part of financing costs. As of December 31, 2017, the outstanding balance of the note was equal to $320,000 and unamortized debt discount was $191,000.

In March 2018, the Company paid Kodiak $226,000 to settle two notes payable totaling $220,000, and all accrued interest thereon, and amortized the corresponding unamortized debt discount of $114,000 to interest expense. As part of the payment, Kodiak cancelled one note payable in the outstanding principal amount of $100,000. As a result of the note’s cancellation, the Company recorded a gain on debt extinguishment of $23,000, to account for the cancellation of the $100,000 note payable, less the amortization of the corresponding debt discount of $77,000.

(d)	On December 8, 2017, the Company issued unsecured convertible notes to EMA Financial, LLC (“EMA”) and Auctus Fund, LLC (“Auctus”) totaling $370,000 in principal, in exchange for cash of $323,000, representing an original issue discount of $47,000. The notes bore interest at a rate of 8% per annum and matured on December 8, 2018. The notes were also convertible into shares of Common Stock at a conversion price equal to the lower of: (i) the closing sale price of the Common Stock on the principal market (as defined in the notes) on the trading day immediately preceding the closing date, and (ii) 70% of either the lowest sale price for the Common Stock on the principal market during the ten (10) consecutive trading days including and immediately preceding the conversion date, or the closing bid price.

The Company determined that since there was no minimum conversion price, that it could no longer determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $565,000 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $370,000 as a valuation discount to be amortized over the life of the note, and the excess of $195,000 was recorded as part of financing cost. See Note 8, Derivative Liability, to these audited consolidated financial statements for discussion of derivative liability. In addition, the Company also recorded the notes’ original issue discount of $47,000 as part of financing costs.

As part of the offering, the Company also granted EMA and Auctus a five-year warrant to acquire up to 160,000 shares of the Company’s Common Stock with an exercise price of $1.65 per share. Warrants to acquire up to 80,000 shares of Common Stock contained (i) a full ratchet reset provision in the event the Company engages in a future equity offering and the Company offers equity securities at a price less than $1.65 per share and (ii) a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As such, pursuant to current accounting guidelines, the Company determined that the warrant exercise price and fundamental transaction provision created a derivative with a fair value of $119,000 at the date of issuance. The Company accounted for the fair value of the derivative as part of finance cost. See Note 8, Derivative Liability, to these audited consolidated financial statements for discussion of derivative liability. As of December 31, 2017, outstanding balance of the notes amounted to $370,000 and unamortized debt discount was $344,000.

In January 2018, the Company issued similar convertible notes payable totaling $150,000 in exchange for cash of $130,000. The notes were secured by the Company’s assets, bore interest of 8% per annum, matured in January 2019, and was convertible into shares of Common Stock at a conversion price equal to 70% of the Company’s 10-day VWAP. The Company determined that since there was no minimum conversion price, that it could no longer determine if it had enough authorized shares to fulfill its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $253,000 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $150,000 as a valuation discount to be amortized over the life of the note, and the excess of $103,000 was recorded as a financing cost. See Note 8, Derivative Liability, to these audited consolidated financial statements for discussion of derivative liability. In addition, the Company also recorded the notes’ original issue discount of $20,000 as a financing cost.

As part of the convertible note offering, the Company also granted a five-year warrant to acquire up to 66,667 shares of the Company’s Common Stock with an exercise price of $2.10 per share. Warrants to purchase up to 33,333 shares of Common Stock included (i) a full ratchet reset provision in the event the Company engaged in a future equity offering at an offering price less than $2.10 per share and (ii) a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder and a reset of the exercise price. As such, pursuant to current accounting guidelines, the Company determined that the warrant exercise price and fundamental transaction provision created a derivative with a fair value of $49,000 at the date of issuance. The Company accounted for the fair value of the derivative as a financing cost. See Note 8, Derivative Liability, to these audited consolidated financial statements for discussion of derivative liability.

In March 2018, the Company settled the entire outstanding principal amount of the notes in cash and expensed the corresponding debt discount of $494,000.

(e)	On December 14, 2017, the Company issued an unsecured convertible note to PowerUp Lending Group, Ltd. in the amount of $105,000 in exchange for cash of $90,000, representing an original issue discount of $15,000. The note matured on September 20, 2018 and bore interest at a rate of 8% per annum. The note was convertible into shares of Common Stock at a conversion price equal to 70% multiplied by the market price, which is equal to the lowest trading price of the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.
46

The Company determined that since there was no minimum conversion price, it could no longer determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $160,000 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $105,000 as a valuation discount to be amortized over the life of the note, and the excess of $55,000 being recorded as part of financing cost. See Note 8, Derivative Liability, to these audited consolidated financial statements for discussion of derivative liability. In addition, the Company also recorded the note’s original issue discount of $15,000 as part of financing costs. As of December 31, 2017, the outstanding principal amount of the note was $105,000 and unamortized debt discount was $100,000.

In March 2018, the Company settled the principal amount of the note and expensed the corresponding debt discount of $100,000.

(f)

On October 19, 2018, the Company issued an unsecured convertible note to Bellridge Capital, LP (“Bellridge”), an unaffiliated third-party entity, in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,242,000, representing an original issue discount of $150,000, and paid legal and financing expenses of $109,000. In addition, the Company issued 96,667 shares of its Common Stock with a fair value of $595,000. The note is unsecured and does not bear interest; however, the implied interest was determined to be 10% since the note was issued at 10% less than its face value. The note matures in April 2019. The note is also convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company will be in default if it does not repay the principal amount of the note, as required. The other events of default are standard for the type of transaction represented by the related securities purchase agreement and the note. The conversion price in effect on any date on which some or all of the principal of the note is to be converted shall be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which the third party provided its notice of conversion. Upon an Event of Default, the Company will owe the third party an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to of all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company has agreed that, on or after the occurrence of an Event of Default, it will reserve and keep available that number of shares of its Common Stock that is at least equal to 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination). The Company determined that, because the conversion price is unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $1,273,000 at the date of issuance.

As a result of the issuance of the note, the Company incurred aggregate costs of $2,126,000 related to the note’s original issue discount, legal and financing expenses, the fair value of the Common Stock issued and the recognition of the derivative liability. The Company recorded these costs as a note discount up to the face value of the note of $1,500,000 and the remaining $626,000 as financing costs. The note discount is being amortized over the six-month term of the note.

As of December 31, 2018, the outstanding balance of the note amounted to $1,500,000 and unamortized debt discount of $881,000.

(g)	On October 30, 2018, the Company issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000. The notes bear interest at a rate of 5% per annum and will mature on April 29, 2019. Upon the Company’s consummation of the contemplated underwritten public offering of the Company’s Common Stock, all, and not less than all, of (i) the outstanding principal amount and (ii) the accrued interest thereunder will be converted into shares of the Company’s Common Stock that shall have been registered therein. The per-share conversion price will be seventy-five percent (75%) of the offering price of the Common Stock. The Company determined that, because the conversion price is unknown, that the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $302,000 at the date of issuance and was accounted as a debt discount and is being amortized over the term of the notes payable.

As of December 31, 2018, outstanding balance of the note amounted to $400,000 and unamortized debt discount was $201,000.

7.	CONVERTIBLE SERIES A PREFERRED STOCK

On February 14, 2017, the Company entered into a Securities Purchase Agreement with an unaffiliated, accredited investor for the sale and issuance of its Series A preferred stock. As part of the agreement, the investor agreed to purchase a total of 1,050,000 shares of Series A Preferred Stock valued at $1,050,000 in exchange for cash of $1,000,000, or a discount of $50,000, in various tranches.

The Series A preferred stock had the following rights and privileges:

●	25% redemption premium;
●	Senior rights in terms preference as to dividends, distributions and payments upon the liquidation, dissolution, and winding up of the Company;
●	Accrued dividends at a rate of 5% per annum;
●	Mandatorily redeemable at an installment basis starting August 13, 2017 in the amount of $63,000 plus accrued interest. The Company had the option to redeem the Series A preferred stock shares in cash or in shares of Common Stock based upon the Company’s 5-day Volume Weighted Average Price (“VWAP”).

The Company considered the guidance of ASC 480-10, Distinguishing Liabilities From Equity to determine the appropriate treatment of the Series A preferred stock shares. Pursuant to ASC 480-10, the Company determined that the Series A preferred stock shares was an obligation to be settled, at the option of the Company, in cash or in variable number of shares of Common Stock with a fixed monetary value that should be recorded as a liability under ASC 480-10.

During the year ended December 31, 2017, the Company issued 630,000 Series A preferred stock shares in exchange for cash of $555,000 and a discount of $75,000. Subsequent to the issuance of the Series A preferred stock shares, the Company redeemed the entire Series A preferred stock shares totaling $630,000 in exchange for 190,800 shares of Common Stock with a fair value of $304,000 and cash payments totaling $543,000 for a total redemption price of $847,000. As a result of this redemption, the Company recognized interest expense of $217,000 to account for the 25% redemption premium of $158,0000, the excess of the fair value of the Common Stock shares issued over the Series A preferred stock shares of $46,000 and the 5% interest due of $14,000. In addition, the Company also amortized the entire $75,000 discount to interest expense. As of December 31, 2017, all of the Series A preferred stock shares were fully redeemed, and no shares remained outstanding.

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

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	Upon Issuance	December 31, 2018	December 31, 2017
Stock Price	$3.00	$4.80	$1.50
Exercise Price	$2.25	$2.70	$0.90
Expected Life	1.60	1.78	1.26
Volatility	177%	184%	189%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.70%	2.6%	1.72%

The expected life of the conversion feature of the notes and warrants was based on the remaining contractual term of the notes and warrants. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. The risk-free interest rate was based on rates established by the Federal Reserve Bank. As of December 31, 2017, the Company had recorded a derivative liability of $1,251,000.

During the year ended December 31, 2018, the Company recorded an additional derivative liability totaling $1,877,000 as a result of the issuance of convertible notes and warrants. The Company also extinguished derivative liability of $1,719,000 upon the conversion and payment of outstanding convertible notes payable, which was recorded as part of gain on extinguishment of debt. In addition, the Company also recorded a change in fair value of $1,167,000 to account the change in fair value of these derivative liabilities up to the dates of the extinguishment and at December 31, 2018. At December 31, 2018, the fair value of the derivative liability amounted to $2,576,000. The details of derivative liability transactions during the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Beginning Balance	$1,251,000	$1,256,000
Fair value upon issuance of notes payable and warrants	1,877,000	-
Change in fair value	1,167,000	(5,000)
Extinguishment	(1,719,000)	-
Ending Balance	$2,576,000	$1,251,000

9.	COMMON STOCK

The following were Common Stock transactions during the year ended December 31, 2018:

Shares Issued from Stock Subscription – The Company issued stock subscription to investors. For the year ended December 31, 2018, the Company issued 1,163,938 shares of Common Stock for net proceeds of $2,979,000. The proceeds were used to pay off debt and for operations.

Shares Issued for Services – During the year ended December 31, 2018, the Company issued 319,345 shares of Common Stock to employees and vendors for services rendered with a fair value of $1,545,000. These shares of Common Stock were valued based on market value of the Company’s stock price at the date of grant or agreement. Included in these issuances were 300,000 shares of Common Stock with a fair value of $1,539,000 granted to officers and a director of the Company for services rendered.

Shares Issued from Conversion of Note Payable – During the year ended December 31, 2018, the Company issued 1,243,189 shares of Common Stock upon conversion of notes payable and accrued interest. See Notes 4, Notes Payable, 5, Notes Payable – Related Parties, and 6, Convertible Notes Payable, to these audited consolidated financial statements.

Shares Issued Upon Issuance of Convertible Note – In October 2018, the Company granted a note holder 96,667 shares of Common Stock with a fair value of $595,000 as an inducement for the issuance of a note payable. See Note 6, Convertible Notes Payable, to these audited consolidated financial statements.

Shares Issued for Accrued Officer’s Salary – On March 28, 2018, the Company converted $582,000 of the Chief Executive Officer’s accrued salary into 27,148 shares of Common Stock with a fair value of $582,000 at the date of conversion.

Shares Issued Upon Exercise of Put Option – In January and February 2018, the Company provided put notices to Kodiak and issued 203,207 shares of Common Stock in exchange for cash of $1,000,000. See Note 6, Convertible Notes Payable, to these audited consolidated financial statements. As part of the put option agreement, the Company also granted Kodiak the prorated warrants to purchase up to 133,333 shares of Common Stock at $3.75 per share.

Shares Repurchased. For the year ended December 31, 2018, the Company repurchased 46,666 shares of Common Stock from investors for $20,000.

The following were Common Stock transactions during the year ended December 31, 2017:

Shares Issued from Stock Subscription –For the year ended December 31, 2017, the Company issued 745,476 shares of Common Stock for net proceeds of $796,000. As part of the offering, the Company granted an investor warrants to purchase 6,667 shares of Common Stock. The exercise price of the warrants is $6.00 per share, with an expiration date of May 21, 2019, and fully vested on the grant date.

Shares Issued for Services – For the year ended December 31, 2017, the Company issued 552,029 shares of Common Stock to vendors for services rendered and recorded stock compensation expense of $1,647,000. In addition, the Company granted two of its officers and its lead director a total of 300,000 shares of Common Stock for services rendered since January 1, 2017 through the date of grant in March 2018. Approximately $441,000 has been recognized as part of stock compensation expense related to this award for the year ended December 31, 2017.

Shares Issued for Preferred Stock - During the year ended December 31, 2017, the Company redeemed 630,000 shares of Series A Preferred stock with a value of $630,000 in exchange for 190,800 shares of Common Stock with a fair value of $304,000. See Note 7, Convertible Series A Preferred Stock, to these audited consolidated financial statements.

Shares Issued for Conversion of Debt - During the year ended December 31, 2017, the Company issued 68,413 shares of Common Stock with fair value of $182,000, as settlement of a note payable.

Shares Issued as Part of Put Notice – In November 2017, the Company issued a put notice to Kodiak and issued 43,745 shares of Common Stock in exchange for cash of $50,000. In addition, the Company also issued Kodiak the prorated warrants to purchase up to 6,667 shares of Common Stock at an exercise price of $3.75 per share.

Shares Issued for Accounts Payable - The Company amended an agreement with a vendor and issued 26,667 shares of Common Stock as full and final payment to the vendor on accounts payable owed of $30,000. The fair value of the shares was $56,000 at the date of issuance, and as such, the Company recorded a loss on debt extinguishment of $26,000.

Shares Issued with Note Payable – In June 2017, as part of a note issuance, the Company granted the note holder 3,333 shares of Common Stock with a fair value of $13,000.

10.	STOCK OPTIONS

Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the “Plan”) under the administration of the board of directors to retain the services of valued key employees and consultants of the Company.

A summary of option activity for the years ended December 31, 2018 and 2017 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2016	702,064	$4.95	4.03	$-
Granted	880,667	2.55	-	-
Forfeited	(126,667)	2.40	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2017	1,456,064	$3.90	2.09	$-
Granted	1,400,418	6.75	-	-
Forfeited	(345,000)	5.85	-	-
Exercised	(32,508)	1.05	-	-
Outstanding at December 31, 2018	2,478,974	$5.25	2.93	$2,660,000

Vested December 31, 2018	958,115	$4.35		$2,039,000

Exercisable at December 31, 2018	753,654	$5.25		$889,000

The following were stock options transactions during the year ended December 31, 2018:

During the year ended December 31, 2018, the Company granted stock options to employees and consultants to purchase a total 1,400,418 shares of Common Stock for services rendered. The options have an average exercise price of $6.75 per share, expire in five years, and vest on the grant date or over a period of four years from the grant date. The total fair value of these options at grant date was approximately $9,712,000 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the year ended December 31, 2018 amounted to $1,870,000. As of December 31, 2018, the total unrecognized stock-based compensation expense was $6,591,000, which is expected to be recognized as part of operating expense through December 2021.

During the year ended December 31, 2018, options were exercised resulting in the issuance of 32,508 shares of Common Stock. The Company received cash of $34,000 upon exercise of the options.

The following were stock options transactions during the year ended December 31, 2017:

During the year ended December 31, 2017, the Company granted stock options to employees and consultants to purchase a total of 880,667 shares of Common Stock for services rendered. The options have an average exercise price of $2.55 per share, expire in five years, and vest over a period of three years from the grant date. The total fair value of these options at the grant date was approximately $1,781,000 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to vesting of these stock options for the year ended December 31, 2017 amounted to $418,000.

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

Years Ended December 31,
	2018	2017
Risk-free interest rate	2.25%-3.00%	1.22%-2.23%
Average expected term (years)	5 years	5 years
Expected volatility	184.45%-190.22%	84.36%-173.92%
Expected dividend yield	-	-

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

11.	STOCK WARRANTS

The Company has the following warrants as of December 31, 2018 and 2017 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2016	1,230,351	$1.50	2.62	$-
Granted	665,410	2.85	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2017	1,895,761	$1.95	2.79	$-
Granted	386,675	5.10	-	-
Forfeited	(56,486)	1.05	-	-
Exercised	(1,285,538)	1.80	-	-
Outstanding at December 31, 2018, all vested	940,412	$3.60	2.32	$1,806,000

The following were stock warrant transactions during the year ended December 31, 2018:

During the year ended December 31, 2018, 1,285,538 warrants were exercised resulting in the issuance of 1,074,921 shares of Common Stock. The Company received cash of $22,000 upon the exercise of the warrants.

During the year ended December 31, 2018, the Company granted warrants to note holders to purchase a total of 66,667 shares of Common Stock. The warrants are exercisable at an average price of $2.10 per share and will expire in January 2023. Warrants exercisable for an aggregate of 33,333 shares of Common Stock were accounted for as a derivative liability.

On February 21, 2018, the Company granted warrants exercisable for 133,333 shares of Common Stock as part of the exercise of its put option with Kodiak. The exercise price of the warrants is $3.75 per share and the warrants expire on February 20, 2023.

On August 8, 2018, the Company granted warrants exercisable for 163,113 shares of Common Stock in connection with the extension of the maturity date of a secured note payable. See Note 5, Notes Payable-Related Parties, to these audited consolidated financial statements.

On December 4, 2018, the Company granted warrants exercisable for 23,562 shares of Common Stock in connection with the extension of the maturity date of a secured note payable. See Note 5, Notes Payable-Related Parties, to these audited consolidated financial statements.

The following were stock warrant transactions during the year ended December 31, 2017:

On April 1, 2017, the Company granted warrants to a consultant to purchase 25,000 shares of Common Stock at an exercise price of $1.80 per share. The warrants expire on March 31, 2019 and were fully vested on the grant date. The total share-based compensation expense recognized relating to these warrants for the year ended December 31, 2017 amounted to $27,000.

On May 22, 2017, the Company issued warrants to purchase 6,667 shares of Common Stock as part of an equity offering. The exercise price is $6.00 per share, the warrants expire on May 21, 2019, and were fully vested on grant date.

In May and August 2017, the Company entered into extension agreements with Mr. Cutaia to extend the maturity date of certain secured notes. In consideration for Mr. Cutaia’s agreement to extend the maturity dates, the Company granted Mr. Cutaia warrants to purchase up to 205,623 shares of Common Stock, exercisable at $2.25 per share and $5.40 per share, with expiration dates starting in May 2020.

In August 2017, the Company entered into extension agreement with a noteholder to extend the maturity date of note payable. In consideration, the Company granted the note holder warrants to purchase up to 87,787 shares of Common Stock, exercisable at $2.25 per share, with expirations dates starting in August 2020.

From June 2017 through December 2017, the Company issued warrants to note holders to purchase up to 322,000 shares of Common Stock. The warrants are exercisable at an average price of $2.25 per share and will expire starting in June 2020 through December 2022. A total of 80,000 of these warrants were accounted as a derivative liability.

On September 16, 2017, the Company issued warrants to purchase up to 18,333 shares of Common Stock in exchange for full settlement and release of a disputed, unasserted claim. The exercise price was $1.20 per share and expired on March 15, 2018. The warrants were fully vested on grant the date with a fair value of $10,000 which was recorded as part of loss on debt extinguishment.

The total expense recognized relating to the vesting of these stock warrants for the year ended December 31, 2017 amounted to $27,000.

12.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Net operating loss carry-forwards	$5,300,000	$3,464,000
Share based compensation	(524,000)	(704,000)
Non-cash interest and financing expenses	(694,000)	(833,000)
Other temporary differences	(378,000	(108,000)
Less: Valuation allowance	(3,704,000)	(1,819,000)
Deferred tax assets, net	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31, 2018	December 31, 2017
Statutory federal income tax rate	(21.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)%	(5.8)%
Non-deductible items	(0.1)%	(0.1)%
Change in valuation allowance	27.9%	27.9%
	0.0%	0.0%

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

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2018 or 2017. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

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

As of December 31, 2018, the Company had federal and state net operating loss carry forwards of approximately $12.8 million, which may be available to offset future taxable income for tax purposes. These net operating losses carry forwards begin to expire in 2034. This carry forward may be limited upon the ownership change under IRC Section 382. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2018 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2018, tax years 2015 through 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

13.	ACCRUED OFFICERS’ SALARY

Accrued officers’ salary consists of unpaid salaries for the Company’s Chief Executive Officer, who is also the owner of approximately 27% of the Company’s outstanding shares of Common Stock, and the Company’s Chief Financial Officer. As of December 31, 2017, accrued officers’ salary amounted to $607,000.

The Chief Executive Officer settled accrued payroll of $582,000 in exchange for 27,148 shares of Common Stock with a fair value of $582,000. There was no loss recognized as the fair value of the shares of Common Stock issued approximated the accrued payroll settled.

As of December 31, 2018, accrued officers’ salary amounted to $188,000.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in Los Angeles, California under an operating lease, which provides for monthly rent of $5,000 through July 29, 2019. The Company had total rent expense for the year ended December 31, 2018 and 2017 of $62,000 and $52,000, respectively, which is recorded as part of General and Administrative expenses in the Statement of Operations.

Employment Agreements

On November 21, 2014, the Company entered into an executive employment agreement effective November 1, 2014 with Rory J. Cutaia, our president, chief executive officer, secretary and treasurer. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Cutaia an annual salary of $325,000, which will be increased each year by 10%, subject to the annual review and approval of the board of directors. Notwithstanding the foregoing, a mandatory increase of not less than $100,000 per annum will be implemented on the Company achieving EBITDA break-even. In addition to the base salary, Mr. Cutaia will be eligible to receive an annual bonus in an amount up to $325,000, based upon the attainment of performance targets to be established by the board of directors, in its discretion.

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

In the event that: (i) Mr. Cutaia’s employment is terminated without cause, (ii) Mr. Cutaia is unable to perform his duties due to a physical or mental condition for a period of 120 consecutive days or an aggregate of 180 days in any 12 month period; or (iii) Mr. Cutaia voluntarily terminates the employment agreement upon the occurrence of a material reduction in his salary or bonus, a reduction in his job title or position, or the required relocation of Mr. Cutaia to an office outside of a 30 mile radius of Los Angeles, California, Mr. Cutaia will:

(a)	receive monthly payments of $27,000, or such sum as is equal to Mr. Cutaia’s monthly base compensation at the time of such termination, whichever is higher, and

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

Litigation

On April 24, 2018, EMA, commenced an action against us, styled EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The Complaint sets forth four causes of action and seeks relief consisting of: (1) money damages, (2) injunctive relief, (3) liquidated damages, and (4) declaratory relief. All of the claims stem from our refusal to honor EMA’s exercise notice in connection with a common stock purchase warrant that we had granted to it. We believe EMA’s allegations are entirely without merit.

The circumstances giving rise to the dispute are as follows: on or about December 5, 2017, we issued a warrant to EMA as part of the consideration we were required to provide in connection with a contemporaneous convertible loan EMA made to us. The loan, which was evidenced by a convertible note, was for a term of one year. Our refusal to honor the warrant exercise notice was due to our good faith belief that EMA’s interpretation of the cashless exercise provision of the warrant was, inter alia, (1) contrary to our direct conversations and agreements made with EMA prior to, and during the preparation of the loan and warrant agreements; (2) contradictory to the plain language on the face and body of the warrant agreement drafted by EMA; (3) wholly inconsistent with industry norms, standards, and practices; (4) was contrary to the cashless exercise method actually adopted by EMA’s co-lender in the same transaction; and (5) was the result of a single letter mistakenly transposed in the cashless exercise formula drafted by EMA which if adopted, would result in a gross and unintended windfall in favor of EMA and adverse to us. Moreover, as set forth in our response to EMA’s allegations, EMA’s interpretation of the cashless exercise provision would have resulted in it being issued more shares of our Common Stock than it would have received if it exercised the warrant for cash (instead of less), and more than the amount of shares reflected on the face of the warrant agreement itself. The loan underlying the transaction was repaid, in full, approximately three months after it was issued, on March 8, 2018, together with all accrued interest, prior to any conversion or attempted conversion of the note.

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

As of December 31, 2018, the parties have undergone depositions and exchanged document production. Discovery was scheduled to end on January 31, 2019. Neither party has requested to extend the discovery period. Notwithstanding the pending action, in December 2018, EMA attempted to exercise the warrant through the Company’s transfer agent utilizing the disputed cashless exercise formula. The transfer agent rejected EMA’s request and notified the Company who promptly filed a motion for a preliminary injunction to enjoin EMA from making any further attempts to exercise the warrant in this manner during the pendency of the action. The Company is awaiting a decision from the Court on its preliminary injunction motion. As of the date of this Annual Report, the Court has not ruled on our motion. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

In August 2014, a former employee and then current stockholder (the “Employee”) entered into that certain Executive Employment Agreement (the “Employment Contract”) with bBooth, Inc., our predecessor company. Section 3.1 of the Employment Contract provided, among other things, that Employee was employed to serve as our President and reported directly to Rory Cutaia, our Chief Executive Officer. Section 5.2 of Employment Contract provides, among other things, that Employee was entitled to receive a bonus (the “Bonus”) from us if certain conditions are met. These specified conditions were never met.

On or about May 15, 2015, Employee ceased employment at the Company. More than eight months later, on or about January 20, 2016, the parties entered into a certain Stock Repurchase Agreement (the “Repurchase Agreement”) pursuant to which we purchased all of Employee’s shares of Common Stock for a purchase price of $144,000. The Repurchase Agreement also provided, among other things, that Employee released us from all claims, causes of action, suits, and demands (the “Release”).

Approximately two years later, in April 2018, at a time when the Company’s share price was on the rise, Employee notified us by email that it is Employee’s position that on or about May 15, 2015: (1) Employee was terminated “without cause” pursuant to Section 6.2 of the Employment Contract; or (2) Employee terminated employment with Company “for good reason” pursuant to Section 6.3 of the Employment Contract. Employee sought approximately $300,000 in allegedly unpaid bonuses, plus 150,000 options priced at $0.50 per share, which expired prior to exercise. We responded in or about April 2018 that Employee’s claims lacked factual and legal merit, including that they are barred by the Release. The lack of response from Employee at that time appeared to indicate Employee’s tacit acknowledgment and ratification of our rationale underpinning our denial of Employee’s claims. Approximately eight (8) months later in December 2018, Employee resurfaced, renewing his claims. We responded by reminding Employee we consider his claims to be without merit, and that, in any event, they are barred by the Release. In our view, the Release set forth in the Repurchase Agreement coupled with the existing merger or integration clause likely shields the Company from liability, even assuming, arguendo, that the claims could be supported by credible evidence.

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

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Board of Directors

The Company has committed an aggregate of $270,000 in board fees to its three board members commencing on the date the Company is listed on the NASDAQ. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

56

15.

SUBSEQUENT EVENTS

Merger Agreement

On November 8, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Sound Concepts, Inc., a Utah corporation (“Sound Concepts”), NF Merger Sub, Inc., a Utah corporation (“Merger Sub 1”), NF Acquisition Company, LLC, a Utah limited liability company (“Merger Sub 2”), the shareholders of Sound Concepts (the “Sound Concepts Shareholders”), the shareholders’ representative (the “Shareholder Representative”), and us, pursuant to which we will acquire Sound Concepts (the “Sound Concepts Acquisition”) through a two-step merger, consisting of merging Merger 1 Sub with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 will cease) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts will cease and Merger Sub 2 will continue its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary (collectively, the “Merger”). On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Sound Concepts’ capital stock issued and outstanding immediately prior to the Effective Time (the “Sound Concepts Capital Stock”) will be cancelled and converted into the right to receive a proportionate share of $25,000,000 of value (the “Closing Merger Consideration”), to be payable through a combination of a cash payment by us of $15,000,000 (the “Acquisition Cash Payment”) and the issuance of shares of our Common Stock with a fair market value of $10,000,000 (the “Acquisition Stock”). The Closing Merger Consideration is not subject to any closing working capital adjustment or post-closing working capital adjustment. We expect the Sound Concepts Acquisition to close in the first quarter of 2019. However, we cannot provide any assurance as to the actual timing of completion of the Sound Concepts Acquisition, or whether the Sound Concepts Acquisition will be completed at all.

Issuances of Stock Options

On January 8, 2019, the Company granted stock options to an officer to purchase a total of 16,667 shares of Common Stock pursuant to the officer’s employment agreement. The options have an exercise price of $4.35 per share, and expire in five years. The options vested 50% on the grant date and the remaining 50% will vest on the 12-month anniversary of the grant date. Total fair value of these options at grant date was $70,000 using the Black-Scholes option pricing model.

On January 28, 2019, the Company granted stock options to consultants to purchase a total of 1,667 shares of Common Stock for services to be rendered. The options have an average exercise price of $7.80 per share, expire in five years and vest in sixty days. The total fair value of these options at the grant date was $13,000 using the Black-Scholes option pricing model.

Exercise of Warrants

On January 25, 2019, a total of 161,969 warrants were exercised on a cashless basis for 141,512 shares of Common Stock at a weighted average exercise price of $1.05 per share.

Name-Change Merger

Effective February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on January 31, 2019. The name-change merger became effective on February 1, 2019. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-merger was not required.

Reverse Stock Split

On February 1, 2019, we implemented a 1-for-15 Reverse Stock Split of our Common Stock. The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen as of February 1, 2019. All historical share and per share amounts reflected throughout our consolidated financial statements and other financial information in this Annual Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

Issuance of Convertible Note

On February 1, 2019, the Company issued an unsecured convertible note to Bellridge, an unaffiliated third-party entity, in the aggregate principal amount of $500,000 in exchange for net proceeds of $432,000, representing an original issue discount of $25,000 and paid legal and financing expenses of $43,000. In addition, the Company issued 16,667 shares of its Common Stock with an estimated fair value of $128,000. The note contained a mandatory conversion feature in case of default based upon a discounted VWAP. Furthermore, the note also contained a provision that will require the Company to pay the noteholder an additional $25,000 and issue 8,600 shares of Common Stock if the note is not be paid within 60 days after its issuance. The Company is currently in the process determining the appropriate accounting for this promissory note. The note matures in August 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the year ended December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2018 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resources resulting in financial statement closing process.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. To address these material weaknesses, our Chief Financial Officer performed additional analyses and other procedures, including the retention of qualified accounting professionals and the employment of a Controller in September 2018 to assist with the preparation of our financial statements, to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

Subject to the receipt of additional financing, we intend to undertake additional remediation measures to address the material weaknesses described in this Annual Report. Such remediation activities include the following:

(i)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we intend to implement procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Name-Change Merger and Reverse Stock Split

Effective February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger with the Secretary of State of the State of Nevada on January 31, 2019. The name-change merger became effective on February 1, 2019. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-merger was not required.

On the effective date of the merger, our name was changed to “Verb Technology Company, Inc.” and our Articles of Incorporation were further amended to reflect our new legal name. With the exception of the name change, there were no other changes to our Articles of Incorporation. The merger and resulting name change do not affect the rights of our security holders. A copy of the Articles of Merger we filed with the Secretary of State of the State is being filed herewith as Exhibit 3.8.

On February 1, 2019, we implemented a 1-for-15 Reverse Stock Split of our Common Stock. The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our Pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. As a result of the Reverse Stock Split, stockholders of record as of January 31, 2019 will receive one share for every fifteen shares of our Common Stock then held. The par value and other terms of our Common Stock will not be affected by the Reverse Stock Split. Any fractional shares of our Common Stock resulting from the Reverse Stock Split for any holder will be rounded up to the next whole share. No fractional shares will be issued in connection with the Reverse Stock Split.

Following the effectiveness of the merger, resulting name change, and the Reverse Stock Split our securities will continue to be quoted on the OTCQB under the symbol “FUSZD;” however, effective February 4, 2019, our new CUSIP number is 92337U104. Following the name change and the Reverse Stock Split, the stock certificates, which reflect our prior corporate name, will continue to be valid. Certificates reflecting the new corporate name will be issued in due course as old stock certificates are tendered for exchange or transfer to our transfer agent.

Convertible Note Issuance:

On February 1, 2019, the Company issued an unsecured convertible note to Bellridge, an unaffiliated third-party entity, in the aggregate principal amount of $500,000 in exchange for net proceeds of $432,000, representing an original issue discount of $25,000 and paid legal and financing expenses of $43,000. In addition, the Company issued 16,667 shares of its Common Stock with an estimated fair value of $128,000. The note contained a mandatory conversion feature in case of default based upon a discounted VWAP. Furthermore, the note also contained a provision that will require the Company to pay the noteholder an additional $25,000 and issue 8,600 shares of Common Stock if the note is not be paid within 60 days after its issuance. The Company is currently in the process determining the appropriate accounting for this promissory note. The note matures in August 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified, or until his death, resignation, or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman, President, Chief Executive Officer, Secretary, Treasurer and Director	62	October 16, 2014
Jeffrey R. Clayborne	Chief Financial Officer	47	July 15, 2016
Chad J. Thomas	Chief Technology Officer	47	October 12, 2018
James P. Geiskopf	Director	59	October 16, 2014
Philip J. Bond	Director	62	September 10, 2018
Kenneth S. Cragun	Director	57	September 10, 2018

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Rory J. Cutaia, Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer

Rory J. Cutaia has been our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer since the formation of CMG, in which roles he has continued to serve through our October 2014 acquisition of bBooth USA to current. Mr. Cutaia founded CMG in 2012 and bBooth, Inc. in 2014. In May 2014, CMG and bBooth, Inc. merged and became known as bBoothUSA, which entity was acquired in October 2014 by GSD, our predecessor. Prior to that, from October 2006 to August 2011, he was a partner and Entrepreneur-in-Residence at Corinthian Capital Group, Inc. (“Corinthian”), a private equity fund based in New York City that invested in middle-market, U.S. based companies. During his tenure at Corinthian, from June 2008 to October 2011, he was the co-founder and Executive Chairman of Allied Fiber, Inc., a company engaged in the construction of a nation-wide fiber-optic network, and from June 2007 to August 2011, Mr. Cutaia was the Chief Executive Officer of GreenFields Coal Company, a company engaged in the deployment of technology to recycle coal waste and clean-up coal waste sites. Before joining Corinthian, from January 2000 to October 2006, he founded and was the Chairman and Chief Executive Officer of The Telx Group, Inc. (“Telx”), a company engaged in the telecom carrier inter-connection, co-location, and data center business, which he sold in 2006. Before founding Telx, he was a practicing lawyer with Shea & Gould, a prominent New York City law firm. Mr. Cutaia obtained his Juris Doctorate degree from the Fordham University School of Law in 1985 and his Bachelor of Science, magna cum laude, in business management from the New York Institute of Technology in 1982. We believe that Mr. Cutaia is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his education and business experiences described above.

Jeffrey R. Clayborne, Chief Financial Officer

Jeffrey R. Clayborne has been our Chief Financial Officer since July 15, 2016. Mr. Clayborne is an experienced finance professional with an entrepreneurial spirit and proven record of driving growth and profit for both Fortune 50 companies, as well as start-up companies. Prior to joining the Company, Mr. Clayborne served as Chief Financial Officer and a consultant with Breath Life Healing Center from August 2015 to July 2016. From September 2014 to August 2015, he served as Vice President of Business Development of Incroud, Inc and from May 2012 to September 2014, Mr. Clayborne served as President of Blast Music, LLC. Prior to this, Mr. Clayborne was employed by Universal Music Group where he served as Vice President, Head of Finance & Business Development for Fontana, where he managed the financial planning and analysis of the sales and marketing division and led the business development department. He also served in senior finance positions at The Walt Disney Company, including Senior Finance Manager at Walt Disney International, where he oversaw financial planning and analysis for the organization in 37 countries. Mr. Clayborne began his career as a CPA at McGladrey & Pullen LLP (now, RSM US LLP), then at KPMG Peat Marwick (now, KPMG). He brings with him more than 20 years of experience in all aspects of strategy, finance, business development, negotiation, and accounting. Mr. Clayborne earned his Master of Business Administration degree from the University of Southern California, with high honors.

Chad J. Thomas, Chief Technology Officer

Chad J. Thomas was appointed as our Chief Technology Officer on October 12, 2018. Mr. Thomas has extensive engineering, technology, programming, and software development experience, and a proven track record of innovation and building for scale. From January 2017 to September 2018, he served as the Chief Technology Officer of Swarm Engineering, where he created the technology to allow edge IoT devices to work in a swarm to solve problems in a traditional cloud-based analytics architecture. From October 2014 to January 2017, Mr. Thomas co-founded, and served as the Chief Technology Officer of LifeSpeed, Inc., a revolutionary health and wellness platform that allows families, medical professionals, and caretakers to store and share medical history data safely and participate in clinical trials. From May 2012 to October 2014, he was a System Architect at English First Shanghai China. Prior to that Mr. Thomas was employed as an architect, designer, and coder of MySpace, where he built the platform that accommodated rapid global growth for millions of users. Mr. Thomas began his career as an Airborne Ranger. Mr. Thomas studied electrical engineering at the University of Nebraska, graduating in 1994, and earned an M.S. in electrical engineering and computer science from Massachusetts Institute of Technology in 1997.

James P. Geiskopf, Director

James P. Geiskopf has been one of our directors since the formation of bBooth USA, in which role he has continued to serve through our October 2014 acquisition of bBooth USA by GSD, our predecessor, to current. He also serves as our Lead Director. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf served as the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he served as its President and Chief Executive Officer. In 2007, he sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993 and also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993, which was sold to a larger institution in 1993. Since 2014, Mr. Geiskopf has served on the board of directors of ICOX Innovations, Inc., a public company quoted on the OTC Markets Group Inc.’s OTCPK tier. From June 2013 to March 16, 2017, the date of his resignation, Mr. Geiskopf had served as a director of Electronic Cigarettes International Group, Ltd., a Nevada corporation, whose common stock had been quoted on the over-the-counter market (“ECIG”). ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code on March 16, 2017.

Mr. Geiskopf has significant and lengthy business experience including building, operating, and selling companies, serving on the boards of directors for several banks, and serving as a director and officer of several public companies. In these roles he acquired substantial business management, strategic, operational, human resource, financial, disclosure, compliance, and corporate governance skills. These were the primary reasons that we concluded that he should serve as one of our directors.

Philip J. Bond, Director

Philip J. Bond was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Governance and Nominating Committee and to serve on the Audit, Compensation, and Governance and Nominating Committees. In 2018, Mr. Bond co-founded Potomac International Partners, Inc., a multidisciplinary consulting firm and currently serves as its President of Government Affairs. In 2009, TechAmerica, a U.S.-based technology trade association, was formed from the merger of AeA, the Cyber Security Industry Alliance, the Government Electronics & Information Technology Association, and the Information Technology Association of America. Mr. Bond was appointed as the President of TechAmerica at the date of the merger, and later, in 2010, was appointed as its Chief Executive Officer. Prior to the merger, Mr. Bond served as the President and Chief Executive Officer of Information Technology Association of America from 2006 to 2008. From 2001 to 2005, Mr. Bond served as Undersecretary of Technology in the U.S. Department of Commerce for Technology. From 2002 to 2003, Mr. Bond served concurrently as Chief of Staff to Commerce Secretary Donald Evans. In his dual role, he worked closely with Secretary Evans to increase market access for U.S. goods and services and further advance America’s technological leadership at home and abroad. Mr. Bond oversaw the operations of the National Institute of Standards and Technology (NIST), the Office of Technology Policy, and the National Technical Information Service. During his tenure, the Technology Administration was the pre-eminent portal between the federal government and the U.S. technology. Earlier in his career, Mr. Bond served as Senior Vice President of Government Relations for Monster Worldwide, the world’s largest online career site, and General Manager of Monster Government Solutions. Mr. Bond also served as Director of Federal Public Policy for the Hewlett-Packard Company; Senior Vice President for Government Affairs and Treasurer of the Information Technology Industry Council; as Chief of Staff to the late Congresswoman Jennifer Dunn (R-WA); Principal Deputy Assistant Secretary of Defense for Legislative Affairs; Chief of Staff and Rules Committee Associate for Congressman Bob McEwen (R-OH); and as Special Assistant to the Secretary of Defense for Legislative Affairs. Mr. Bond is a graduate of Linfield College in Oregon and now serves on the school’s board of trustees.

Mr. Bond has extensive experience in Washington D.C., where he is recognized for his leadership roles in the Executive branch of the government of the United States, at major high technology companies, and most recently as the Chief Executive Officer of TechAmerica, the largest technology advocacy association in the United States. Mr. Bond’s unique leadership experience and expertise in Government Relations, were the primary reasons that we concluded that he should serve as one of our directors.

Kenneth S. Cragun, Director

Kenneth S. Cragun was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Audit Committee, and to serve on the Compensation and Governance and Nominating Committees. Since October 2018, Mr. Cragun has served as the Chief Accounting Officer of DPW Holdings, Inc., a diversified holding company, and since January 2019, as the Chief Financial Officer and Treasurer for Alzamend Neuro, Inc., a biopharma company. Mr. Cragun also serves as a partner of Hardesty, LLC, a national executive services firm. He has been a partner of its Southern California Practice since October 2016. From January 2018 to September 2018, Mr. Cragun served as the Chief Financial Officer of CorVel Corporation (“CorVel”). CorVel is an Irvine, California-based national provider of workers’ compensation solutions for employers, third-party administrators, insurance companies, and government agencies. Mr. Cragun is a two-time finalist for the Orange County Business Journal’s “CFO of the Year – Public Companies” and has more than 30 years of experience, primarily in the technology industry. He served as Chief Financial Officer of two NASDAQ-listed companies: Local Corporation (April 2009 to September 2016), formerly based in Irvine, California, which operated a U.S. top 100 website “Local.com” and, in June 2015, filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), and Modtech Holdings, Inc. (June 2006 to March 2009), formerly based in Perris, California and, in October 2008, filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of the Bankruptcy Code. Mr. Cragun received his B.S. in Accounting from Colorado State University-Pueblo.

Mr. Cragun’s industry experience is vast with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans, and lines of credit. For these reasons, we believe that he will provide additional breadth and depth to our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Significant Employees

We do not currently have any significant employees other than our executive officers. However, the Merger Agreement contemplates that McKinley Oswald, Jason Matheny, Colby Allen, and JJ Oswald (each, a “key employee”) will be employed by us following the closing of the Sound Concepts Acquisition under terms and conditions to be agreed upon prior to closing and as set forth in employment agreements entered into with each key employee. The following is a brief overview of each key employee’s biographical information.

McKinley J. Oswald, Chief Executive Officer of Sound Concepts

McKinley J. Oswald, age 43, has served as the Chief Executive Officer of Sound Concepts since 2014. His full-time contributions at Sound Concepts began after graduating from the University of Utah in 1998. In 2001, Mr. Oswald and his partners purchased Sound Concepts, and over the past 17 years have introduced numerous innovations that significantly expanded the company’s offerings and revenue generation capabilities, including the development of the Brightools platform. Mr. Oswald has been principally responsible for establishing the culture and direction of Sound Concepts and has helped position Sound Concepts at the forefront of the industry by securing customer relationships with many of the leading direct sales, network marketing, and affiliate marketing companies, and partnerships with industry experts.

Jason Matheny, Chief Technology Officer of Sound Concepts

Jason R. Matheny, age 48, has served as Sound Concepts’ Chief Technology Officer since 2014. After graduating with a bachelor’s degree in accounting from the University of Utah, he went on to obtain his MBA from Brigham Young University. Coupling his education with his versatility has allowed him to take on a variety of responsibilities during his more than 25 years at Sound Concepts. Since Mr. Matheny and his partners purchased Sound Concepts in 2001, he has served in a variety of roles, including Chief Financial Officer. Currently, Mr. Matheny oversees all aspects of the company’s technology team, having played an instrumental role in launching the digital Brightools platform and leading the Brightools team in doubling its growth each of the last two years.

Colby Allen, Chief Operations Officer of Sound Concepts

Colby Allen, age 44, has served as the Chief Operating Officer of Sound Concepts since 2014. Previously, Mr. Allen served its Chief Sales Officer. During the course of his career, Mr. Allen has utilized his skill set to focus on the creation of online and offline tools that help companies more effectively communicate their value proposition. Mr. Allen has overseen the integration of the Brightools platform with Sound Concepts’ on-demand marketing and sample delivery tools. His experience has helped improve virtually every aspect of Sound Concepts’ operations and ensured that Sound Concepts’ digital tools and physical operations operate synergistically. Mr. Allen earned a Bachelor of Science degree in Business Marketing from the University of Phoenix (magna cum laude).

JJ Oswald, Chief Sales Officer of Sound Concepts

JJ Oswald, age 41, is the Chief Sales Officer of Sound Concepts, a position he has held since 2014. Prior to joining Sound Concepts, Mr. Oswald owned an event rental company, and assisted in growing revenues by 400% before eventually selling the company. He joined the Sound Concepts team in 2007 and brought with him a wide array of sales experience with a focus on developing and maintaining robust and mutually beneficial relationships with clients. Mr. Oswald has played a key role in the design of many of the sales tools contained within the Brightools platform. These tools have proven instrumental in driving significant revenue increases and the overall growth and adoption of the Brightools platform.

Involvement in Certain Legal Proceedings

Other than the matters listed above with respect to Messrs. Geiskopf and Cragun, none of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)	any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association, or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (ii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)	being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)	being found by a court of competent jurisdiction (in a civil action), the SEC to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the SEC has not been reversed, suspended, or vacated;

(f)	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

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

(h)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of the outstanding shares of our Common Stock to file reports of ownership and changes in ownership concerning their shares of our Common Stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2018.

Corporate Governance

Code of Ethics

In 2014, our board of directors approved and adopted a Code of Ethics and Business Conduct for Directors, Senior Officers, and Employees (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; protection and proper use of our assets; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at https://myverb.com/code-of-ethics/.

Audit Committee and Audit Committee Financial Expert

On August 14, 2018, the board of directors amended and restated the audit committee charter (the “Audit Committee Charter”) to govern the Audit Committee. Currently, Messrs. Geiskopf, Bond, and Cragun (Chairman) serve on the Audit Committee and each meets the independence requirements of NASDAQ and the SEC. Mr. Cragun qualifies as an “audit committee financial expert.”

The Audit Committee Charter requires that each member of the Audit Committee meet the independence requirements of NASDAQ and the SEC and requires the Audit Committee to have at least one member that qualifies as an “audit committee financial expert.” In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the board of directors in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at https://myverb.com/audit-committee-charter/.

Compensation Committee

On August 14, 2018, the board of directors approved and adopted a charter (the “Compensation Committee Charter”) to govern the Compensation Committee. Currently, Messrs. Geiskopf (Chairman), Bond, and Cragun serve as members of the Compensation Committee and each meets the independence requirements of NASDAQ and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the board of directors on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at https://myverb.com/compensation-committee-charter/.

Governance and Nominating Committee

On August 14, 2018, the board of directors approved and adopted a charter (the “Nominating Committee Charter”) to govern the Governance and Nominating Committee (the “Nominating Committee”). Currently, Messrs. Geiskopf, Bond (Chairman), and Cragun serve as members of the Nominating Committee and each meets the independence requirements of NASDAQ and the SEC. The Nominating Committee Charter requires that each member of the Nominating Committee meets the independence requirements of NASDAQ and the SEC. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the board of directors, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating Committee may be found online https://myverb.com/governance-and-nominating-committee-charter/.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Orientation and Continuing Education

We have an informal process to orient and educate new directors to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, copies of the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as a director.

Nomination of Directors

As of February 1, 2019, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. Accordingly, we do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to our president at the address on the cover page of this Annual Report. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Other Board Committees

Other than our audit committee, compensation committee, and governance and nominating committee, we have no committees of our board of directors. We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2018; and

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of fiscal 2018.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rory J. Cutaia(3)
Chairman, President, Chief Executive Officer, and Secretary	2018 2017	436,000 400,000	- -	- 710,000	- 167,000	- -	- -	1,186,000 690,000	1,622,000 1,967,000	(4) (5)

Jeffrey R. Clayborne(6) Chief Financial Officer	2018 2017	110,000 96,000	- -	- 325,000	17,000 313,000	- -	- -	- -	127,000 733,000

Chad J. Thomas(7) Chief Technology Officer	2018 2017	28,000 -	- -	- -	965,000 -	- -	- -	- -	993,000 -

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards refer to Note 2 to the audited consolidated financial statements for the year ended December 31, 2018 included as part of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were earned during fiscal years ended December 31, 2018 and 2017 in accordance with FASB ASC Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	As of December 31, 2018, Mr. Cutaia had accrued but unpaid compensation equal to $188,000.

(5)	As of December 31, 2017, Mr. Cutaia had accrued but unpaid compensation equal to $400,000.

(6)	Mr. Clayborne was appointed as Chief Financial Officer on July 15, 2016.

(7)	Mr. Thomas was appointed as Chief Technology Officer on October 12, 2018.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Rory J. Cutaia

On November 1, 2014, we entered into an employment agreement with Mr. Cutaia. The employment agreement is for a five-year term, and can be extended for additional one-year periods. In addition to certain payments due to Mr. Cutaia upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Mr. Cutaia is entitled to a base salary of $325,000 per year, with annual increases of 10%. Mr. Cutaia is also entitled to a mandatory increase of not less than $100,000 per annum upon us achieving EBITDA break-even. In addition, Mr. Cutaia is eligible for an annual bonus in an amount of $325,000 upon the achievement of certain performance targets established by the board of directors, as well as an annual stock option grant of 16,667 shares of our Common Stock. Finally, Mr. Cutaia is eligible for certain other benefits such as health, vision, and dental insurance, life insurance, and 401(k) Company matching.

Mr. Cutaia earned total cash compensation for his services to us in the amount of $436,000 and $400,000 for fiscal years 2018 and 2017, respectively.

On August 15, 2017, we issued Mr. Cutaia 250,000 shares of our Common Stock. The price per share was $2.25, as reported by the OTCQB.

On January 10, 2017, we granted Mr. Cutaia a stock option to purchase up to 133,333 shares of our Common Stock at an exercise price of $1.20 per share. The option is not currently vested, but will vest in full on January 10, 2020, and will expire on January 9, 2022. On December 19, 2017, we granted Mr. Cutaia a stock option to purchase up to 16,667 shares of our Common Stock at an exercise price of $1.16 per share. The option was vested as to 8,333 shares on the date of grant and will vest as to the other 8,333 shares on December 18, 2018 and will expire on December 18, 2022.

On March 7, 2018, we issued Mr. Cutaia 100,000 shares of our Common Stock for services rendered in 2017.  The price per share was $6.60, as reported on the OTCQB.

Mr. Cutaia also received $1,186,000 and $690,000 for fiscal years 2018 and 2017, respectively, as “other compensation,” which represented warrants with 3-year terms to purchase up to 186,675 and 205,623 shares of our Common Stock, respectively.

Jeffrey R. Clayborne

Mr. Clayborne earned total cash compensation for his services to us in the amount of $110,000 and $96,000 for fiscal years 2018 and 2017, respectively.

On May 4, 2017, we issued Mr. Clayborne 33,333 shares of our Common Stock. The price per share was $5.40, as reported on the OTCQB.

On January 10, 2017, we granted Mr. Clayborne a stock option to purchase 133,333 shares of our Common Stock at an exercise price of $1.20 per share. All of the shares will vest on January 10, 2020. On May 4, 2017, we granted Mr. Clayborne a stock option to purchase 33,333 shares of our Common Stock at an exercise price of $1.20 per share. The shares will vest annually in three equal installments. As of February 1, 2019, 166,667 shares were vested.

On March 7, 2018, we issued Mr. Clayborne 100,000 shares of our Common Stock for services rendered in 2017.  The price per share was $6.60, as reported on the OTCQB.

On January 22, 2018, we granted Mr. Clayborne a stock option to purchase 12,876 shares of our Common Stock at an exercise price of $1.35. The shares vested on grant date.

Chad J. Thomas

Mr. Thomas earned total cash compensation for his services to us in the amount of $28,000 for fiscal year 2018.

On October 12, 2018 we granted Mr. Thomas a stock option to purchase 133,333 shares of our Common Stock at an exercise price of $7.50. The shares will vest annually in three equal installments. As of February 1, 2019, no shares were vested.

Outstanding Equity Awards at Fiscal Year-End

We did not have any stock awards outstanding as at December 31, 2018. The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2018:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
Rory J. Cutaia	16,667	-	1.20	December 18, 2022(1)
	-	133,333	1.20	January 9, 2022(2)
	16,667	-	1.65	October 31, 2012(3)
	83,333	-	1.50	May 11, 2021(4)
	16,667	-	1.20	November 1, 2019(5)
	53,333	-	7.50	May 12, 2019(6)

Jeffrey R. Clayborne	11,111	22,222	5.40	May 3, 2022(7)
	-	133,333	1.20	January 9, 2022(8)
	68,889	31,178	1.65	July 14, 2021(9)
	12,876	-	1.35	January 21, 2023(10)

Chad J. Thomas	-	133,333	7.50	October 11, 2023(11)

(1)	All shares have fully vested.

(2)	133,333 shares will vest on January 10, 2020.

(3)	All shares have fully vested.

(4)	83,333 shares vested on the grant date.

(5)	All shares have fully vested.

(6)	All shares have fully vested.

(7)	Shares will vest annually in three equal installments.

(8)	All 133,333 shares will vest on January 10, 2020.

(9)	6,667 shares vested on the grant date, and the remaining 93,333 shares will vest annually in three equal installments.

(10)	All shares vested on the grant date.

(11)	Shares will vest annually in three equal installments.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than as disclosed below, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Rory J. Cutaia

Pursuant to Mr. Cutaia’s employment agreement dated November 1, 2014 (the “Employment Agreement”), Mr. Cutaia is entitled to the following severance package in the event he is “terminated without cause,” “terminated for good reason,” or “terminated upon permanent disability:” (i) monthly payments of $27,000 or such sum equal to his monthly base compensation at the time of the termination, whichever is higher, for a period of thirty-six (36) months from the date of such termination or to the end of the term of the Employment Agreement, whichever is longer; and (ii) reimbursement for COBRA health insurance costs for thirty-six (36) months from the date of such termination or to the end of the term of the Employment Agreement, whichever is longer. In addition, Mr. Cutaia’s unvested equity will immediately vest, without restriction, and any unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal, and sick days, etc. shall be deemed earned, vested, and paid immediately. For purposes of the Employment Agreement, “terminated without cause” means Mr. Cutaia is terminated for any reason other than a discharge for cause or due to Mr. Cutaia’s death or permanent disability. For purposes of the Employment Agreement, “terminated for good reason” means the voluntary termination of the Employment Agreement by Mr. Cutaia if any of the following occurs without his prior written consent, which consent cannot be unreasonably withheld considering our then current financial condition, and in each case, which continues uncured for 30 days following receipt by us of Mr. Cutaia’s written notice: (i) there is a material reduction by us in (A) Mr. Cutaia’s annual base salary then in effect or (B) the annual target bonus, as set forth in the Employment Agreement, or the maximum additional amount up to which Mr. Cutaia is eligible pursuant to the Employment Agreement; (ii) we reduce Mr. Cutaia’s job title and position such that Mr. Cutaia (A) is no longer our Chief Executive Officer; (B) is no longer the Chairman of our board of directors; or (C) is involuntarily removed from our board of directors; or (iii) Mr. Cutaia is required to relocated to an office location outside of Los Angeles, California or outside of a thirty (30) mile radius of Los Angeles, California. For purposes of the Employment Agreement, “terminated upon permanent disability” means Mr. Cutaia is terminated because he is unable to perform his duties due to a physical or mental condition for (i) a period of one hundred twenty (120) consecutive days or (ii) an aggregate of one-hundred eighty (180) days in any twelve (12)-month period.

Director Summary Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2018:

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James P. Geiskopf	-	-	-		-	-	-	-

Philip J. Bond	-	-	483,000	(2,3)	-	-	-	483,000

Kenneth S. Cragun	-	-	483,000	(2,3)	-	-	-	483,000

(1)	Rory J. Cutaia, our Chairman of the board, Chief Executive Officer, President, Secretary, and Treasurer during fiscal 2018, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the Summary Compensation Table on page 68.

(2)	The aggregate number of option awards outstanding at the end of fiscal 2018 was 66,667 shares.

(3)	Represents an option award of 66,667 shares of our Common Stock valued at a price per share of approximately $7.50, which was the closing price as reported on the OTCQB on the grant date.

Narrative Discussion on Director Compensation

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

James P. Geiskopf

We did not pay any compensation to Mr. Geiskopf for his services as a director during fiscal 2018.

Philip J. Bond

On August 27, 2018, we granted Mr. Bond a stock option to purchase up to 66,667 shares of our Common Stock at an exercise price of $7.50 per share. 13,333 of the shares vested on the inception of service, the remaining vest annually in four equal installments.

Kenneth S. Cragun

On August 27, 2018, we granted Mr. Cragun a stock option to purchase up to 66,667 shares of our Common Stock at an exercise price of $7.50 per share. 13,333 of the shares vested on the inception of service, the remaining vest annually in four equal installments.

Golden Parachute Compensation

For a description of the terms of any agreement or understanding, whether written or unwritten, between any officer or director and us concerning any type of compensation, whether present, deferred, or contingent, that will be based on or otherwise will relate to an acquisition, merger, consolidation, sale, or other type of disposition of all or substantially all assets of our company, see above under the heading “Executive Compensation,” “Director Summary Compensation Table,” and “Narrative Discussion on Director Compensation.”

Risk Assessment in Compensation Programs

During fiscal 2018 and 2017, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 1, 2019, certain information with respect to the beneficial ownership of our Common Stock by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding our Common Stock.

Name and Address(7)	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent Owned (%) (2)
Rory J. Cutaia c/o 344 S. Hauser Drive, Unit 414 Los Angeles, California 90036	Common Stock	3,837,203	(3)	30.1%

James P. Geiskopf c/o 344 S. Hauser Drive, Unit 414 Los Angeles, California 90036	Common Stock	367,600	(4)	3.0%

Jeffrey R. Clayborne c/o 344 S. Hauser Drive, Unit 414 Los Angeles, California 90036	Common Stock	226,209	(5)	1.8%

Philip J. Bond c/o 344 S. Hauser Drive, Unit 414 Los Angeles, California 90036	Common Stock	13,333	(6)	0.1%

Kenneth S. Cragun c/o 344 S. Hauser Drive, Unit 414 Los Angeles, California 90036	Common Stock	13,333	(6)	0.1%

All executive officers and directors as a group (5 persons)	Common Stock	4,457,678		34.4%

Beneficial owner of more than 5%

Chakradhar Reddy 110 3rd Avenue, No. 11B New York, New York 11103	Common Stock	620,000		5.1%

(1)	Except as otherwise indicated, we believe that the beneficial owners of our Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of Common Stock is based on 12,213,670 shares of our Common Stock issued and outstanding as of February 1, 2019.

(3)	Consists of 3,004,269 shares of our Common Stock held directly, 240,240 shares of our Common Stock held by Cutaia Media Group Holdings, LLC (an entity over which Mr. Cutaia has dispositive and voting authority), and 54,006 shares of our Common Stock held by Mr. Cutaia’s spouse (as to which shares, he disclaims beneficial ownership). Also includes 195,000 shares of our Common Stock underlying stock options held directly and 40,000 shares of our Common Stock underlying stock options held by Mr. Cutaia’s spouse that are exercisable within 60 days of the date of this Annual Report (as to which underlying shares, he disclaims beneficial ownership) but excludes 141,667 shares of our Common Stock underlying stock options held by Mr. Cutaia, as none of such options is exercisable within 60 days of the date of this Annual Report. The total also includes 303,688 shares of our Common Stock underlying warrants granted to Mr. Cutaia, which warrants are exercisable within 60 days of the date of this Annual Report.

(4)	Includes 272,267 shares of our Common Stock held directly and 5,333 shares of our Common Stock held by Mr. Geiskopf’s children. Also includes 90,000 shares of our Common Stock underlying stock options exercisable within 60 days of the date of this Annual Report. Excludes 133,333 shares of our Common Stock underlying stock options not exercisable within 60 days of the date of this Annual Report.

(5)	Includes 133,333 shares of our Common Stock held directly. Also, includes 92,876 shares of our Common Stock underlying stock options that are exercisable within 60 days of the date of this Annual Report. Excludes 186,667 shares of our Common Stock underlying stock options that are not exercisable within 60 days of the date of this Annual Report.

(6)	Includes 13,333 shares of our Common Stock underlying stock options exercisable within 60 days of the date of this Annual Report. Excludes 53,333 shares of our Common Stock underlying stock options not exercisable within 60 days of the date of this Annual Report.

(7)	Chad J. Thomas, our Chief Technology Officer, is not included because as of the date of this filing, he does not beneficially own any shares of our Common Stock.

Changes in Control

We do not know of any arrangements that may, at a subsequent date, result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full board of directors (other than any interested director) for approval, and documented in the board minutes.

Other than as disclosed below, we have had no related party transactions.

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties at December 31, 2018 and 2017:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2018	Amount Outstanding as of February 1, 2019	Interest Paid Since January 1, 2019	Interest Paid Since January 1, 2018
Note 1(1)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$1,199,000	$825,000	$-	$132,000
Note 2(2)	December 1, 2015	February 8, 2021	12.0%	189,000	189,000	-	-	17,000
Note 3(3)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000	-	-
Note 4(4)	April 4, 2016	June 4, 2021	12.0%	343,000	343,000	240,000	-	84,000
Note 5(5)	April 4, 2016	December 4, 2018	12.0%	122,000	122,000	-	-	37,000
Total notes payable – related parties					$1,965,000	$1,177,000	$-	$269,000

(1)

On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets and originally matured on August 1, 2018. Per the terms of the note agreement, at Mr. Cutaia’s discretion, he may convert up to 30%, or $375,000, of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $1.05 per share. As of December 31, 2017, the total outstanding balance of the note amounted to $1,199,000.

On May 4, 2017, the Company entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. In consideration, the Company issued Mr. Cutaia a three-year warrant to purchase 1,755,192 shares of common stock at a price of $0.355 per share with a fair value of $517,000. All other terms of the Note remain unchanged. The Company determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the original value of the convertible note. As result, Company recorded the fair value of the new note which approximates the original carrying value $1,199,000 and expensed the fair value of the warrants granted of $517,000 as debt extinguishment costs. As of December 31, 2017, total outstanding balance of the note amounted to $1,199,000.

On August 8, 2018, we entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to February 8, 2021. All other terms of the note remain unchanged. In connection with the extension, we granted to Mr. Cutaia a three-year warrant to purchase up to 163,113 shares of Common Stock at a price of $7.35 per share with a fair value of $1,075,000.

As of December 31, 2018, the outstanding balance of the note amounted to $825,000.

(2)

On December 1, 2015, the Company issued a convertible note to Mr. Cutaia in the amount of $189,000, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note was unsecured, bore interest at a rate of 12% per annum, and was convertible into shares of Common Stock at a conversion price of $1.05 per share. The original maturity date of August 1, 2018, was subsequently extended to February 8, 2021. As of December 31, 2017, outstanding balance of the note amounted to $189,000.

On September 30, 2018, Mr. Cutaia converted the entire unpaid balance of $189,000 into 180,000 restricted shares of our Common Stock at $1.05 per share.

(3)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest at a rate of 12% per annum, and matured in April 2017.

As of December 31, 2018, and the date of this Annual Report, the note is past due. The Company is currently in negotiations with the note holder to settle the note payable.

(4)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company from December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and originally matured on December 4, 2018. Pursuant to the terms of the note, a total of 30% of the note principal, or $103,000, can be converted into shares of Common Stock at a conversion price of $1.05 per share. As of December 31, 2017, the outstanding balance of the note was $343,000.

On September 30, 2018, pursuant to the terms of the note, Mr. Cutaia converted 30% of the principal balance, or $103,000, into 98,093 restricted shares of our Common Stock at $1.05 per share.

On December 4, 2018, we entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to June 4, 2021. All other terms of the note remain unchanged. In connection with the extension, we granted to Mr. Cutaia a three-year warrant to purchase up to 353,000 shares of Common Stock at a price of $5.10 per share with a fair value of $111,000.

As of December 31, 2018, the outstanding balance of the note amounted to $240,000.

(5)

On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia in the amount of $122,000, representing his unpaid salary from December 2015 through March 2016. The note was unsecured, bore interest at the rate of 12% per annum, originally matured on December 4, 2018, and converted into Common Stock at a conversion price of $1.05 per share. As of December 31, 2017, the outstanding balance of the note amounted to $122,000.

On September 30, 2018, Mr. Cutaia converted the entire outstanding principal amount of $122,000 into 116,071 shares of restricted shares of Common Stock. Thus, as of that date, the note was satisfied in full.

Director Independence

Our board of directors is currently composed of four members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we determined that three directors, James P. Geiskopf, Philip J. Bond, and Kenneth S. Cragun qualify as independent directors. We determined that Mr. Cutaia, our Chairman of the Board, President, Chief Executive Officer, Treasurer, and Secretary, is not independent. We evaluated independence in accordance with the rules of NASDAQ and the SEC. Mr. Geiskopf, Mr. Bond, and Mr. Cragun also serve on our Audit, Compensation, and Governance and Nominating Committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for the year ended December 31, 2018 and 2017 for professional services rendered by our independent registered public accounting firm, Weinberg & Company.

Fees	2018	2017
Audit Fees	$57,000	$32,000
Audit Related Fees	1,000	1,000
Tax Fees	-	-
Other Fees related to acquisition audit of Sound Concepts, Inc.	237,000	39,000
Total Fees	$295,000	$72,000

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures to oversee the external audit process and pre-approves all services provided by our independent registered public accounting firm. Prior to the addition of Mr. Bond and Mr. Cragun as members of the Audit Committee, the entire board of directors, consisting of Mr. Cutaia and Mr. Geiskopf acted as our Audit Committee and was responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors or Audit Committee, as applicable, before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.), and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.), which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2014, and is incorporated herein by reference thereto.
3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012, which was filed as Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017, which was filed as Exhibit 3.5 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017, which was filed as Exhibit 3.6 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
3.7*	Certificate of Change as filed with the Secretary of State of the State of Nevada on January 31 2019.
3.8*	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019.
4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.4	Promissory Note (Commitment Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.5	Promissory Note (First Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.6	Promissory Note (Second Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.7	Form of Warrant Certificate dated March 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
4.8	12% Secured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.9	12% Unsecured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.10	12% Unsecured Note dated December 1, 2015, issued by the Company in favor of Audit Prep Services, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.11	Form of 12% Secured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.12	Form of Warrant Certificate dated April 4, 2016 issued to Rory J. Cutaia, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.13	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.14	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.15	Form of Warrant Certificate dated April 4, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.16	Amendment to 12% Unsecured Convertible Note dated December 30, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.17	Warrant Certificate dated December 30, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.

4.18	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 13, 2017, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
4.19	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on July 28, 2017, which was filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017, and is incorporated herein by reference thereto.
4.20	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.21	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.22	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.23	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.24	8% Unsecured Convertible Note dated December 13, 2017 issued by the Company in favor of PowerUp Lending Group, LTD., which was filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 11, 2018 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.26	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 10, 2018 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.26	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.27	8% Unsecured Convertible Note dated January 10, 2018 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.28	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.29	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on September 1, 2017, which was filed as Exhibit 4.27 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.30	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018, which was filed as Exhibit 4.28 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.31*	Convertible Promissory Note date October 30, 2018 in favor of Ira Gains.
4.32*	Convertible Promissory Note date October 30, 2018 in favor of Gina Trippiedi.
4.33*	5% Original Issue Discount Promissory Note due August 1, 2019 issued in favor of Bellridge
10.1	2014 Stock Option Plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
10.2	Employment Agreement dated November 1, 2014, by and between the Company and Rory Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2014, and is incorporated herein by reference thereto.

10.3	Secured Promissory Note dated December 11, 2014 issued by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.4	Secured Promissory Note dated December 11, 2014 issued by Rocky Wright in favor of the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.5	Security Agreement dated December 11, 2014 executed by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.6	Security Agreement dated December 11, 2014 executed Rocky Wright in favor of the Company, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.7	Acquisition Agreement dated January 20, 2015 among Songstagram, Inc., Rocky Wright, and us, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.8	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015, by and between Songstagram, Inc. and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.9	Form of Termination Agreement and Release dated January 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.10	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2015, and is incorporated herein by reference thereto.
10.11	Engagement letter dated March 20, 2015, by and among DelMorgan Group LLC, Globalist Capital, LLC, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.12	Form of Note Purchase Agreement dated March 20, 2015, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.13	Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
10.14	Form of Stock Repurchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2016, and is incorporated herein by reference thereto.
10.15	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.16.	Form of Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.17	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.18	Form of Option Agreement for Messrs. Geiskopf and Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.19	Term Sheet dated July 12, 2016, between Nick Cannon and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.20	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.

10.21	Form of Consulting Agreement dated August 8, 2016, by and between International Monetary and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016, and is incorporated herein by reference thereto.
10.22	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 19, 2016, and is incorporated herein by reference thereto.
10.23	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
10.24	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2017, and is incorporated herein by reference thereto.
10.25	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
10.26	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.27	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.28	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD, which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.29	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.30	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.31	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2018, and is incorporated herein by reference thereto.
10.32	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.33 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.33	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.34 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.34	Adobe Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Adobe Marketo, which was filed as Exhibit 10.35 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.35	Securities Purchase Agreement, dated October 19, 2018, which was filed as Exhibit 10.36 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.36	10% Original Issue Discount Promissory Note, dated October 19, 2018, which was filed as Exhibit 10.37 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.37	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.

10.38	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.39	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.40*	Securities Purchase Agreement dated February 1, 2019 by and between the Company and Bellridge
10.41*	Lock-Up Agreement dated October 30, 2018, by and between the Company and Ira Gaines.
10.42*	Lock-Up Agreement dated October 30, 2018, by and between the Company and Gina Trippiedi
10.43*	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com.
10.44*	Service Agreement dated December 21, 2018, by and between the Company and Major Tom
14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation, which was filed as Exhibit 14.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verb Technology Company, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	February 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
Treasurer and Director

Date:	February 7, 2019

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	February 7, 2019

By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer

Date:	February 7, 2019

By:	/s/ Philip J. Bond
Philip J. Bond
Director

Date:	February 7, 2019

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	February 7, 2019

