Form 10-Q
period 2019-03-31
Verb Technology Company, Inc.
filed 2019-05-15
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	VERB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	VERBW	The Nasdaq Stock Market LLC

As of May 15, 2019, there were 22,309,788 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$59,000	$634,000
Prepaid expenses	212,000	83,000
Accounts receivable	7,000	1,000
Total current assets	278,000	718,000
Deferred offering costs	488,000	162,000
Property and equipment, net	7,000	11,000
Other assets	51,000	7,000

Total assets	$824,000	$898,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,171,000	$1,148,000
Accrued officers’ salary	205,000	188,000
Accrued interest (including $45,000 and $41,000 payable to related parties)	55,000	46,000
Note payable, net of discount of $8,000 and $0, respectively	355,000	-
Notes payable - related parties	170,000	112,000
Convertible notes payable, net of discount of $533,000 and $1,082,000, respectively	1,867,000	818,000
Derivative liability	2,020,000	2,576,000
Total current liabilities	6,843,000	4,888,000

Long-term liabilities:
Notes payable - related parties	1,065,000	1,065,000

Total liabilities	7,908,000	5,953,000

Stockholders’ deficit
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 12,344,451 and 12,055,491 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,000	1,000
Additional paid-in capital	36,590,000	35,611,000
Accumulated deficit	(43,675,000)	(40,667,000)

Total stockholders’ deficit	(7,084,000)	(5,055,000)

Total liabilities and stockholders’ deficit	$824,000	$898,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended
	March 31, 2019	March 31, 2018

Net Sales	$9,000	$8,000

Operating Expenses:
Cost of Revenue	30,000	1,000
Research and development	564,000	130,000
General and administrative	2,189,000	5,269,000
Total operating expenses	(2,783,000)	(5,400,000)

Loss from operations	(2,774,000)	(5,392,000)

Other income (expense)
Other Income / (Expense)	-	(5,000)
Financing costs	(84,000)	(172,000)
Interest expense - amortization of debt discount	(1,054,000)	(748,000)
Change in fair value of derivative liability	944,000	(2,625,000)
Debt extinguishment, net	-	652,000
Interest expense (including $35,000 and $58,000 to related parties)	(40,000)	(204,000)
Total other expense	(234,000)	(3,102,000)

Net Loss	$(3,008,000)	$(8,494,000)

Loss per share - basic and diluted	$(0.25)	$(1.00)

Weighted average number of common shares outstanding - basic and diluted	12,239,044	8,490,595

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

	Common Stock		Paid-in	Accumulated
Three months ended March 31, 2018	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	7,941,234	$1,000	$22,750,000	$(28,540,000)	$(5,789,000)

Common shares issued upon exercise of warrants	67,457	-	22,000	-	22,000
Derivative liability extinguished upon exercise of warrants	-	-	723,000	-	723,000
Proceeds from sale of common stock	1,093,938	-	2,279,000	-	2,279,000
Fair value of common shares issued for services	316,568	-	3,270,000	-	3,270,000
Fair value of common stock issued upon conversion of debt	492,200	-	2,277,000	-	2,277,000
Fair value of common stock issued upon conversion of accrued officer's salary	27,148	-	582,000		582,000
Common shares issued upon exercise of put option	203,207	-	1,000,000	-	1,000,000
Fair value of vested stock options	-	-	1,341,000	-	1,341,000
Net loss	-	-	-	(8,494,000)	(8,494,000)

Balance at March 31, 2018	10,141,752	$1,000	$34,244,000	$(37,034,000)	$(2,789,000)

	Common Stock		Additional
Three months ended March 31, 2019	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2018	12,055,491	$1,000	$35,611,000	$(40,667,000)	$(5,055,000)

Common shares issued upon cashless exercise of warrants	148,714	-	-	-	-
Fair value of common stock upon issuance of convertible debt	16,667	-	128,000	-	128,000
Fair value of common shares issued for services	39,998	-	388,000	-	388,000
Beneficial holder round-up	83,581	-	-	-	-
Fair value of vested stock options	-	-	463,000	-	463,000
Net loss	-	-	-	(3,008,000)	(3,008,000)

Balance at March 31, 2019	12,344,451	$1,000	$36,590,000	$(43,675,000)	$(7,084,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarter Ended
	March 31, 2019	March 31, 2018

Operating Activities:
Net loss	$(3,008,000)	$(8,494,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options	851,000	4,610,000
Financing costs	84,000	172,000
Amortization of debt discount	1,054,000	748,000
Change in fair value of derivative liability	(944,000)	2,625,000
Debt extinguishment costs, net	-	(652,000)
Depreciation and amortization	4,000	5,000
Effect of changes in assets and liabilities:
Accounts payable, accrued expenses, and accrued interest	1,047,000	(12,000)
Other assets	(44,000)	-
Deferred revenue	2,000	-
Accounts receivable	(6,000)	-
Prepaid expenses	(129,000)	5,000
Net cash used in operating activities	(1,089,000)	(993,000)

Financing Activities:
Proceeds from convertible note payable	432,000	130,000
Proceeds from notes payable	350,000	-
Proceeds from related party note payable	58,000	-
Deferred offering costs	(326,000)	-
Proceeds from sale of common stock	-	2,279,000
Proceeds from exercise of put option	-	1,000,000
Proceeds from warrant exercise	-	22,000
Payment of convertible notes payable	-	(845,000)
Net cash provided by financing activities	514,000	2,586,000

Net change in cash	(575,000)	1,593,000

Cash - beginning of period	634,000	11,000

Cash - end of period	$59,000	$1,604,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,000	$259,000

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$-	$2,277,000
Common stock issued to settle accrued officers’ salary	$-	$-
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$388,000	$302,000
Fair value of warrants issued and beneficial conversion feature to extinguish debt	$-	$723,000
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$128,000	$-
Common stock issued to settle accounts payable	$-	$582,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements
For the Three months Ended March 31, 2019 and 2018
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc.

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

Effective February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger and a Certificate of Correction (relative to the effective date of the name-change merger) with the Secretary of State of the State of Nevada on January 31, 2019 and February 22, 2019, respectively. The name-change merger became effective on February 1, 2019. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-merger was not required.

On February 1, 2019, we implemented a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen as of February 1, 2019. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

Nature of Business

We are an applications services provider, marketing cloud-based business software products under the brand name “Tagg” on a subscription basis. Our flagship product, TaggCRM, is a Customer Relationship Management (“CRM”) application that is distinguishable from other CRM programs because it utilizes interactive video as the primary means of communication between sales and marketing professionals and their clients or prospects. TaggCRM allows our users to create, distribute, and post interactive videos that contain on-screen clickable “Taggs,” which are interactive icons, buttons, and other on-screen elements, that when clicked, allow their prospects and customers to respond to our users’ call to action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospective customer or a prospect the ability to click on a product they see featured in a video and buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionality. Tagg videos can be distributed via email or text messaging and can be posted on social media. Our users report increased sales conversion rates compared to traditional, non-interactive video.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Verb Technology Company, Inc. and its wholly-owned subsidiary.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the quarter ended March 31, 2019, the Company incurred a net loss of $3,008,000, used cash in operations of $1,089,000, and had a stockholders’ deficit of $7,084,000 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

In April 2019, the Company completed an underwritten public offering of units, which offering was made pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-226840) (the “Registration Statement”). The SEC declared the Registration Statement effective on April 4, 2019. The Company raised net proceeds of approximately $18,940,000, of which $15,000,000 was used to pay the cash portion of the purchase price to acquire Sound Concepts, Inc. (“Sound Concepts”) and $2,025,000 was applied towards the payment of certain notes payable. See Note 10, Subsequent Events, to these unaudited consolidated financial statements for further information.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include assumptions made in analysis of impairment of long-term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and value of equity instruments issued for services. Amounts could materially change in the future.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements.

In February 2019, the Company signed a new lease agreement to move and expand the Company’s corporate headquarters. This lease is for approximately 4,900 square feet of new construction space, located at 2210 Newport Boulevard, Suite 200, Newport Beach, California 92663, on the Balboa Peninsula (the “Lease”). The Lease is for a term of 89 months, as a result of the Company having exercised its option to extend the Lease for an additional 24 months. The Company currently anticipates that the Lease will commence in July 2019. The average monthly base rent for the first 12 months of the Lease is approximately $12,000 after rent abatement. For the next 53 months of the Lease, the average monthly base rent will be approximately $27,000 and, for the final 24 months, will be approximately $30,000. Pursuant to ASU 2016-02, the Company expects to record approximately $1.7 million as a right-of-use asset and corresponding liability once the Company takes possession and control of the leased premises.

Revenue Recognition

We generate substantially all of our revenue from subscription services, which are comprised of subscription fees from customer accounts. Subscription service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations or any other right of return. We record revenue net of sales or excise taxes.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Pursuant to ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjusted to fair value of derivatives.

Share Based Payments

The Company issues stock options, shares of Common Stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

From prior period up to December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended March 31, 2019 or the previously reported financial statements.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2019, and 2018, the Company had total outstanding options of 2,457,974 and 1,168,730, respectively, and warrants of 778,446 and 1,230,351, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about  the fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying values financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to the underwritten public offering of the Company’s units, which each consisted of one share of Common Stock and one warrant to purchase one share of Common Stock. These deferred offering costs will be charged against the gross proceeds received in April 2019, concurrent with the closing of our public offering. For additional information, see Note 10, Subsequent Events, to these unaudited consolidated financial statements.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the year ended December 31, 2018 and for the period ended March 31, 2019.

Recent Accounting Pronouncements

Management does not believe that recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC will have a material impact on the Company’s present or future consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Unaudited)
Furniture and fixtures	$57,000	$57,000
Office equipment	51,000	51,000

	108,000	108,000
Less: accumulated depreciation	(101,000)	(97,000)

	$7,000	$11,000

Depreciation expense amounted to $4,000 and $5,000 for three months ended March 31, 2019 and 2018, respectively.

4.	NOTE PAYABLE

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2019	Balance at December 31, 2018
Note 1 (A)	March 22, 2019	April 10, 2019	5.0%	$310,000	$310,000	$-
Note 2 (B)	March 29, 2019	July 10, 2019	5.0%	53,000	53,000	-

Total notes payable – related parties					363,000	-
Debt discount					(8,000)	-
Total notes payable, net of debt discount					$355,000	$-

(A)

On March 22, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $310,000, in exchange for net proceeds of $300,000, representing an original issue discount of $10,000, which is included in the original principal amount. The note is unsecured and bears interest on the principal amount at a rate of 5% per annum. The note is due on demand at any time after April 10, 2019.

As a result of the issuance of the note, the Company incurred aggregate costs of $10,000 related to the note’s original issue discount. The Company recorded these costs as a note discount and is being amortized over the term of the note.

As of March 31, 2019, the outstanding balance of the note amounted to $310,000.

(B)

On March 29, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $53,000, in exchange for net proceeds of $50,000, representing an original issue discount of $3,000, which is included in the original principal amount. The note is unsecured and bears interest on the principal amount at a rate of 5% per annum. The note is due on demand at any time after July 10, 2019.

As a result of the issuance of the note, the Company incurred aggregate costs of $3,000 related to the note’s original issue discount. The Company recorded these costs as a note discount and is being amortized over the term of the note.

As of March 31, 2019, the outstanding balance of the note amounted to $53,000.

5.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of March 31, 2019 and December 31, 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2019	Balance at December 31, 2018
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Note 4 (D)	March 22, 2019	April 30, 2019	5.0%	58,000	58,000	-
Total notes payable – related parties					1,235,000	1,177,000
Non-current					(1,065,000)	(1,065,000)
Current					$170,000	$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on February 8, 2021, as amended.

As of March 31, 2019, and December 31, 2018, the outstanding balance of the note amounted to $825,000, respectively.

(B)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the note was equal to $112,000, respectively. As of March 31, 2019, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of March 31, 2019, and December 31, 2018, the outstanding balance of the note amounted to $240,000, respectively.

(D)

On March 22, 2019, the Company issued a note payable to Mr. Jeff Clayborne, the Company’s Chief Financial Officer, in the amount of $58,000. The note is unsecured, bears interest at a rate of 5% per annum, and matures on April 30, 2019.

As of March 31, 2019, the outstanding balance of the note amounted to $58,000. The note was subsequently paid in full in April 2019.

Total interest expense for notes payable to related parties was $35,000 and $58,000 for three months ended March 31, 2019 and 2018, respectively. The Company paid $32,000 and $126,000 in interest for the three months ended March 31, 2019 and 2018, respectively.

6.	CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of March 31, 2019 and December 31, 2018:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2019	Balance at December 31, 2018

Note payable (A)	October 19, 2018	April 19, 2019	10%	$1,500,000	$1,500,000	$1,500,000
Note payable (B)	October 30, 2018	April 29, 2019	5%	$400,000	400,000	400,000
Note payable (C)	February 1, 2019	August 2, 2019	10%	$500,000	500,000	-
Total notes payable					2,400,000	1,900,000
Debt discount					(533,000)	(1,082,000)

Total notes payable, net of debt discount					$1,867,000	$818,000

(A)

On October 19, 2018, the Company issued an unsecured convertible note to Bellridge Capital, LP (“Bellridge”), an unaffiliated third-party, in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,242,000, representing an original issue discount of $150,000, and paid legal and financing expenses of $109,000. In addition, the Company issued 96,667 shares of its Common Stock with a fair value of $595,000. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% since the note was issued at 10% less than its face value. The note matured in April 2019. The note was also convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company would be in default if it did not repay the principal amount of the note, as required. The other events of default are standard for the type of transaction represented by the related securities purchase agreement and the note. In the event of a default, the conversion price in effect on any date on which some or all of the principal of the note is to be converted would be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which Bellridge provided its notice of conversion. Upon an Event of Default, the Company would owe Bellridge an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to of all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company agreed that, on or after the occurrence of an Event of Default, it would reserve and keep available that number of shares of its Common Stock that equaled 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination). The Company determined that, because the conversion price is unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $1,273,000 at the date of issuance.

As a result of the issuance of the note, the Company incurred aggregate costs of $2,126,000 related to the note’s original issue discount, legal and financing expenses, the fair value of the Common Stock issued and the recognition of the derivative liability. The Company recorded these costs as a note discount up to the face value of the note of $1,500,000 and the remaining $626,000 as financing costs in October 2018. The note discount is being amortized over the six-month term of the note.

As of March 31, 2019, the outstanding balance of the note amounted to $1,500,000 and unamortized debt discount was $144,000. The note was subsequently paid off in May 2019.

(B)

On October 30, 2018, the Company issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000. The notes bore interest at a rate of 5% per annum and matured on April 29, 2019. Upon the Company’s consummation of its underwritten public offering of the Company’s units, all, and not less than all, of (i) the outstanding principal amount and (ii) the accrued interest thereunder were converted into shares of the Company’s Common Stock. The per-share conversion price equaled seventy-five percent (75%) of the effective offering price of the Common Stock in the Company’s recent underwritten public offering. The Company determined that, because the conversion price was unknown, that the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $302,000 at the date of issuance and was accounted as a debt discount and is being amortized over the term of the notes payable.

As of March 31, 2019, the outstanding balance of the note amounted to $400,000 and unamortized debt discount was $48,000. The note was subsequently converted into shares of restricted Common Stock in April 2019.

(C)

On February 1, 2019, the Company issued an unsecured convertible note to Bellridge, an unaffiliated third-party, in the aggregate principal amount of $500,000 in exchange for net proceeds of $432,000, representing an original issue discount of $25,000, and paid legal and financing expenses of $43,000. In addition, the Company issued 16,667 shares of its Common Stock with a fair value of $128,000. The note is unsecured and does not bear interest; however, the implied interest was determined to be 10% since the note was issued at 10% less than its face value. The note matures in August 2019. The note is also convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company will be in default if it does not repay the principal amount of the note, as required. The other events of default are standard for the type of transaction represented by the related securities purchase agreement and the note. The conversion price in effect on any date on which some or all of the principal of the note is to be converted shall be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which Bellridge provides its notice of conversion. Upon an Event of Default, the Company will owe Bellridge an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to of all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company has agreed that, on or after the occurrence of an Event of Default, it will reserve and keep available that number of shares of its Common Stock that is at least equal to 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination). The Company determined that, because the conversion price is unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $388,000 at the date of issuance.

In the event the note remains outstanding for sixty (60) calendar days subsequent to the original issue date, the Company is required to issue to Bellridge an aggregate of 8,606 shares of Common Stock. In addition, the principal amount of the note shall increase from $500,000 to $525,000.

As a result of the issuance of the note, the Company incurred aggregate costs of $584,000 related to the note’s original issue discount, legal and financing expenses, the fair value of the Common Stock issued and the recognition of the derivative liability. The Company recorded these costs as a note discount up to the face value of the note of $500,000 and the remaining $84,000 as financing costs. The note discount is being amortized over the six-month term of the note.

As of March 31, 2019, the outstanding balance of the note amounted to $500,000 and unamortized debt discount was $341,000. The note was subsequently paid off in May 2019.

Total interest expense for convertible notes payable was $5,000 and $126,000 for three months ended March 31, 2019 and 2018, respectively.

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

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	March 31, 2019	Upon Issuance	December 31, 2018
Stock Price	$6.35	$7.65	$4.80
Exercise Price	$3.76	$5.63	$2.70
Expected Life	1.34	0.50	1.78
Volatility	190%	164%	184%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	2.35%	2.46%	2.46%

Fair Value	$2,020,000	$388,000	$2,576,000

The expected life of the conversion feature of the notes and warrants was based on the remaining contractual term of the notes and warrants. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. The risk-free interest rate was based on rates established by the Federal Reserve Bank. As of December 31, 2018, the Company had recorded a derivative liability of $2,576,000.

During the quarter ended March 31, 2019, the Company recorded an additional derivative liability totaling $388,000 as a result of the issuance of a convertible note. In addition, the Company also recorded a change in fair value of $(944,000) to account the change in fair value of these derivative liabilities at March 31, 2019. At March 31, 2019, the fair value of the derivative liability amounted to $2,020,000. The details of derivative liability transactions for the quarter ended March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
Beginning Balance	$2,576,000	$1,251,000
Fair value upon issuance of notes payable and warrants	388,000	301,000
Change in fair value	(944,000)	2,625,000
Extinguishment	-	(1,719,000)
Additional paid in capital	-	(723,000)
Ending Balance	$2,020,000	$1,735,000

8.	EQUITY TRANSACTIONS

The Company’s Common Stock activity for the nine months ended March 31, 2019 is as follows:

Common Stock

Shares Issued for Services – During the period ended March 31, 2019, the Company issued 39,998 shares of Common Stock to vendors for services rendered with a fair value of $388,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the grant date or the date the Company entered into the agreement related to the issuance.

Shares Issued Upon Issuance of Convertible Note – In February 2019, the Company granted a note holder 16,667 shares of Common Stock with a fair value of $128,000 as an inducement for the issuance of a note payable. For additional information, please see Note 6, Convertible Notes Payable, to these unaudited consolidated financial statements.

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

A summary of option activity for the three months ended March 31, 2019 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2018	2,478,974	$5.25	2.93	$2,660,000
Granted	160,667	7.84	-	-
Forfeited	(181,667)	5.81	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2019	2,457,974	$5.44	2.69	$4,332,000

Vested March 31, 2019	1,287,303	$4.75		$3,350,000

Exercisable at March 31, 2019	826,751	$5.08		$1,740,000

During the three months ended March 31, 2019, the Company granted stock options to employees and consultants to purchase a total of 160,667 shares of Common Stock for services to be rendered. The options have an average exercise price of $7.84 per share, expire in five years, and either (i) vest 50% on the grant date and the remaining 50% on the 12-month anniversary of the grant date or (ii) vest in three equal installments during the three years from the grant date. The total fair value of these options at the grant date was approximately $1,170,000 using the Black-Scholes Option pricing model.

The total stock compensation expense recognized relating to vesting of stock options for the three months ended March 31, 2019 amounted to $463,000. As of March 31, 2019, total unrecognized stock-based compensation expense was $4.6 million, which is expected to be recognized as part of operating expense through February 2021.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.75%	2.25-2.66%
Average expected term (years)	5 years	5 years
Expected volatility	201.3%	184.5%
Expected dividend yield	-	-

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

Warrants

The Company has the following warrants outstanding as of March 31, 2019, all of which are exercisable:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2018	940,412	$3.60	2.32	$1,974,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(161,969)	1.05	-	-
Outstanding at March 31, 2019, all vested	778,446	$4.14	2.14	$2,152,000

During the three months ended March 31, 2019, a total of 161,969 warrants were exercised in cashless exercises for 148,714 shares of common stock at a weighted average exercise price of $1.05.

9.	COMMITMENTS AND CONTINGENCIES

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

The parties have undergone depositions and exchanged document production. Discovery was scheduled to end on January 31, 2019. Neither party has requested to extend the discovery period. Notwithstanding the pending action, in December 2018, EMA attempted to exercise the warrant through the Company’s transfer agent utilizing the disputed cashless exercise formula. The transfer agent rejected EMA’s request and notified the Company who promptly filed a motion for a preliminary injunction to enjoin EMA from making any further attempts to exercise the warrant in this manner during the pendency of the action. The Company is awaiting a decision from the Court on its preliminary injunction motion. As of the date of this Quarterly Report, the Court has not ruled on our motion. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

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

Board of Directors

The Company has committed an aggregate of $270,000 in annual compensation to its three independent board members commencing on the date the Company became listed on the Nasdaq Stock Market, LLC (“Nasdaq”). The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

10.	SUBSEQUENT EVENTS

Grant of Common Stock

Subsequent to March 31, 2019, the Company issued 25,772 shares of Common Stock to vendors for services rendered with a fair value of $34,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the grant date or the date the Company entered into the agreement related to the issuance.

Grant of Stock Options

Subsequent to March 31, 2019, the Company granted stock options to an employee to purchase a total 60,000 shares of Common Stock for services rendered. The options have an exercise price of $3.13 per share, expire in five years and vest on grant date or over a period of three years from grant date. The total fair value of these options at the grant date was $117,000 using the Black-Scholes option pricing model.

Convertible Note Additional Share Issuance

Subsequent to April 2, 2019, the Company issued Bellridge, an unaffiliated third-party entity 8,606 shares of Common Stock with an estimated value of $55,000 as the note was not paid within 60 days of issuance (see Note 6).

Conversion of Accounts Payable

On April 30, 2019, the Company issued 4,142 shares of Common Stock as full and final payment to a vendor owed $10,000. The fair value of the shares was $10,000.

Conversion of Note Payable

On April 9, 2019, the Company issued 182,333 shares of restricted Common Stock upon the conversion of notes payable and accrued interest of $410,000. For additional information, please see Note 6, Convertible Notes Payable, to these unaudited consolidated financial statements.

Issuance of Note Payable

On April 2, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $158,000, in exchange for net proceeds of $150,000, representing an original issue discount of $8,000, which is included in the original principal amount. The note is unsecured and bears interest on the principal amount at a rate of 5% per annum. The note is due on demand at any time after July 10, 2019.

On April 30, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $500,000, in exchange for net proceeds of $500,000. The note is unsecured and bears interest on the principal amount at a rate of 5% per annum. The note is due on demand at any time after April 29, 2020.

Underwritten Public Offering

On April 4, 2019, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners, as representative of the several underwriters named therein (the “Underwriter” or “AGP”), relating to a firm commitment public offering (the “Public Offering”) of 6,389,776 units (the “Units”) consisting of an aggregate of (i) 6,389,776 shares (the “Firm Shares”) of Common Stock, and (ii) warrants to purchase up to 6,389,776 shares of Common Stock (the “Firm Warrants”; and the shares of Common Stock issuable from time to time upon exercise of the Firm Warrants, the “Firm Warrant Shares”), at a public offering price of $3.13 per Unit. Pursuant to the terms of the Underwriting Agreement, we also granted the Underwriters an option, exercisable for 45 days, to purchase up to 958,466 additional Units, consisting of an aggregate of (x) 958,466 shares of Common Stock (the “Option Shares”; and, together with the Firm Shares, the “Shares”) and (y) warrants to purchase up to 958,466 shares of Common Stock (the “Option Warrants”; and, together, with the Firm Warrants, the “Warrants”; and the shares of Common Stock issuable from time to time upon exercise of the Option Warrants, the “Option Warrant Shares”; and, together with the Firm Warrant Shares, the “Warrant Shares”). The Warrants have an initial per share exercise price of $3.443, subject to customary adjustments, are exercisable immediately, and will expire five years from the date of issuance, or April 9, 2024.

On April 9, 2019, we closed the Public Offering and issued 6,389,776 Units, consisting of an aggregate of 6,389,776 Firm Shares and Firm Warrants to purchase up to an aggregate of 6,389,776 Firm Warrant Shares. In connection with the closing, the Underwriter partially exercised its over-allotment option and purchased an additional 159,820 Units, consisting of an aggregate of 159,820 Option Shares and Option Warrants to purchase up to an aggregate of 159,820 Option Warrant Shares. We received gross proceeds of approximately $20,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

In connection with the Public Offering, we also issued the Underwriter warrants to purchase up to 319,488 shares of our Common Stock (the “Underwriter Warrants”), at an exercise price of $3.913. The Underwriter Warrants are exercisable at any time, and from time to time, in whole or in part, during the four-year period commencing one year from the effective date of the Registration Statement.

Acquisition of Sound Concepts

On April 12, 2019, we completed our previously announced acquisition of Sound Concepts (the “Closing”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), by and among Sound Concepts, NF Merger Sub, Inc., a Utah corporation (“Merger Sub 1”), NF Acquisition Company, LLC, a Utah limited liability company (“Merger Sub 2”), the shareholders of Sound Concepts (the “Shareholders”), the shareholders’ representative, and us. Pursuant to the Merger Agreement, we acquired Sound Concepts through a two-step merger, consisting of merging Merger 1 Sub with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 ceased) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary under the name Verb Direct, LLC (“Verb Direct”). On the terms and subject to the conditions set forth in the Merger Agreement, at the Closing (the “Effective Time”), each share of Sound Concepts’ capital stock issued and outstanding immediately prior to the Effective Time (the “Sound Concepts Capital Stock”), was cancelled and converted into the right to receive a proportionate share of $25,000,000 of value, payable through a combination of a cash payment by us of an aggregate of $15,000,000 (the “Acquisition Cash Payment”), and the issuance of an aggregate of 3,194,888 restricted shares of our Common Stock, with a fair market value of $10,000,000. The Acquisition Cash Payment was paid using a portion of the net proceeds we received as a result of our Public Offering of Units that closed on April 9, 2019.

At the Closing, the Shareholders purchased an aggregate of $4,000,000 of unrestricted Units in our Public Offering at the same price and upon the same terms and conditions as all other investors who purchased Units in our Public Offering, such that our net cash outlay in connection with the Sound Concepts acquisition was approximately $11,000,000.

In connection with the Closing, we also issued warrants to purchase up to 163,739 shares of Common Stock as compensation to AGP for certain advisory services provided with respect to the Sound Concepts acquisition (the “Advisory Warrants”). The Advisory Warrants have an exercise price of $3.756. The estimated fair market value of the Advisory Warrants is $1,281,000.

We believe that Sound Concepts’ business is highly complementary to our own, and the combination of their technology, customer base, and human capital with our own, including the integration of our interactive video technology into Brightools, among other synergies and enhancements, will result in increased stockholder value.

The following proforma balance sheet reflects the Public Offering of shares and the acquisition of Sound Concepts as if these transactions occurred as of March 31, 2019.

	Verb Technology	Sound	Pro Forma Adjustments
	Company, Inc.	Concepts	Sale of			Pro Forma
	March 31, 2019	March 31, 2019	Units	Acquisition	Financing	Combined
	(Unaudited)	(Unaudited)				(Unaudited)
ASSETS

Current assets:
Cash	$59,000	$557,000	18,940,000	(15,000,000)	(2,025,000)	$2,531,000
Accounts receivable, net	7,000	1,089,000				1,096,000
Inventory, net	-	216,000				216,000
Prepaid expenses	212,000	142,000				354,000
Advance to related party	-	-				-
Total current assets	278,000	2,004,000				4,197,000
Right-of-use-asset	-	1,282,000				1,282,000
Deferred offering costs	488,000	-	(488,000)			-
Property and equipment, net	7,000	58,000				65,000
Goodwill	-	-		24,857,000		24,857,000
Other assets	51,000	20,000				71,000

Total assets	$824,000	$3,364,000				$30,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,171,000	$1,046,000		350,000		$3,567,000
Accrued interest (including $45,000 and $41,000 payable to related parties)	55,000	103,000				158,000
Accrued officers’ salary	205,000	-				205,000
Customer deposits	-	463,000				463,000
Deferred revenue	-	321,000				321,000
Note payable, net of discount of $8,000 and $0, respectively	355,000	-				355,000
Notes payable - related party	170,000	-				170,000
Convertible notes payable, net of discount of $533,000 and $1,082,000, respectively	1,867,000	-			(1,515,000)	352,000
Operating lease liabilities	-	220,000				220,000
Derivative liability	2,020,000	-			(1,101,000)	919,000
Total current liabilities	6,843,000	2,153,000				6,730,000

Note payable	1,065,000	-				1,065,000
Operating lease liabilities	-	1,068,000				1,068,000
Total liabilities	7,908,000	3,221,000				8,863,000

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock	-	-				-
Common stock	1,000	3,000	1,000	(3,000)		2,000
Additional paid-in capital	36,590,000	465,000	18,451,000	9,535,000		65,041,000
Treasury stock	-	(445,000)		445,000		-
Retained earnings (accumulated deficit)	(43,675,000)	120,000		(470,000)	591,000	(43,434,000)

Total stockholders’ equity (deficit)	(7,084,000)	143,000				21,609,000

Total liabilities and stockholders’ equity (deficit)	$824,000	$3,364,000				$30,472,000

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of Verb for the three-month periods ended March 31, 2019 and 2018, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can affect actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation unless otherwise specified.

Overview

CMG was organized as a limited liability company under the laws of the State of Nevada on December 12, 2012. On May 19, 2014, bBooth, Inc. was incorporated under the laws of the State of Nevada. On May 19, 2014, CMG merged into bBooth, Inc. and, thereafter, bBooth, Inc. changed its name to bBooth (USA), Inc., effective October 16, 2014. The operations of CMG and bBooth (USA), Inc., became known as, and are referred to in this Quarterly Report as, “bBoothUSA.”

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

Effective February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the name-change merger, we filed Articles of Merger and a Certificate of Correction (relative to the effective date of the name-change merger) with the Secretary of State of the State of Nevada on January 31, 2019 and February 22, 2019, respectively. The name-change merger became effective on February 1, 2019. Our board of directors approved the name-change merger, which resulted in the name change on that date. In accordance with Section 92A.180 of the NRS, stockholder approval of the name-merger was not required.

On February 1, 2019, we implemented a 1-for-15 Reverse Stock Split of our Common Stock. The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen (15) as of February 1, 2019. All historical share and per share amounts reflected throughout our consolidated financial statements and other financial information in this report have been adjusted to reflect the Reverse Stock Split. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

On April 12, 2019, we completed our previously announced acquisition of Sound Concepts through a two-step merger, consisting of merging Merger Sub 1 with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 ceased) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary. As a result of the merger, Merger Sub 2’s corporate name changed to “Verb Direct, LLC.” On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of Sound Concepts Capital Stock issued and outstanding immediately prior to the Effective Time, was cancelled and converted into the right to receive a proportionate share of $25,000,000 of value, payable through a combination of a cash payment by us of an aggregate of $15,000,000, and the issuance of an aggregate of 3,194,888 restricted shares of our Common Stock, with a fair market value of $10,000,000. The Acquisition Cash Payment was paid using a portion of the net proceeds we received as a result of our recent Public Offering of Units that closed on April 9, 2019.

Verb Direct (formerly Sound Concepts) is an established 25-year-old business with approximately 92 employees, based in American Fork, Utah, providing digital marketing and sales support services, including a video-based sales application, to the direct sales industry. Its sales application, offered as a SaaS application, is marketed under the brand name Brightools and is offered as a white-labeled application to large corporate enterprises engaged in the network marketing and affiliate marketing industry. Verb Direct currently has approximately 87 clients in the network marketing and affiliate marketing sector, which include Young Living Essential Oils, LC, Isagenix International, LLC, Vasayo, LLC, Nerium International, LLC, Forever Living Products International, LLC, Seacret Spa, LLC, among many others. The Brightools app is a comprehensive sales, lead generation, and customer relationship management tool specifically designed to meet the needs of direct sales representatives and others engaged in network marketing and affiliate marketing sales. The Brightools app also incorporates recruiting tools, sales representative training, and education tools, and includes instant notification capabilities to notify sales reps on their mobile devices when a prospect has engaged in shared content. Brightools allows sales reps to share sales and product video content with their prospects via email and text, post content directly to social media, access corporate sales and product training materials, and receive analytics data and other engagement information regarding their prospects’ interactions with the digital sales content distributed through the app. Brightools also tracks customer purchases and allows corporate to monitor field activity to track the effectiveness of campaigns, as well as compliance. In addition, sales reps can order physical product samples and purchase customizable brochures, invites, thank-you cards, and more for direct delivery to customers and prospects all through the application. The synergies of the digital and physical tools provide sales reps with unique solutions to engage their prospects, acquire customers, close sales, and grow their businesses. Brightools is available on, and compatible with, virtually all mobile devices and is currently in use in over 57 different countries. As of the date hereof, Verb Direct has more than 575,000 current users of its Brightools app.

We believe that Verb Direct’s business is highly complementary to our own, and the combination of its technology, customer base, and human capital with our own, including the integration of our interactive video technology into Brightools, among other synergies and enhancements, and, therefore, expect that, after the integration has been completed (which commenced at the end of our last fiscal year), this business combination should result in increases in net sales and operational profitability for the combined enterprise.

Results of Operations

Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

The following is a comparison of our results of operations for the three months ended March 31, 2019 and 2018:

	For the Quarter Ended
	March 31, 2019	March 31, 2018	Change

Net sales	$9,000	$8,000	$1,000

Cost of revenue	30,000	1,000	29,000
Research and development expense	564,000	130,000	434,000
General and administrative expense	2,189,000	5,269,000	(3,080,000)
Loss from operations	2,774,000	5,392,000	(2,618,000)
Other income / (expense)	-	(5,000)	5,000
Other expense, net	(234,000)	(3,097,000)	2,863,000
Net loss	$(3,008,000)	$(8,494,000)	$5,486,000

Revenues

Subscription revenues for the quarter ended March 31, 2019 were $9,000, compared to $8,000 for the quarter ended March 31, 2018. Subscription revenues remain virtually flat as the Company began integrating its technology with Verb Direct and enhancing its core platform to facilitate native integrations with Salesforce.com, Inc. (“Salesforce”), Microsoft Corporation (“Microsoft”), Adobe Inc. (“Adobe”), and other channel partners.

Operating Expenses

Cost of revenue expenses were $30,000 for the quarter ended March 31, 2019, as compared to $1,000 for the quarter ended March 31, 2018. Cost of revenues primarily consisted of web hosting costs that support the SaaS platform. The $29,000 increase from the quarter ended March 31, 2018 is attributed to the launch of TaggLITE in January 2019.

Research and development expenses were $564,000 for the quarter ended March 31, 2019, as compared to $130,000 for the quarter ended March 31, 2018. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. For the quarter ended March 31, 2019 and 2018, our research and development initiatives supported our cloud-based products, or SaaS platform. Our research and development expenses increased by approximately $434,000 for the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018, due to additional product development and testing to support the integration of Verb Direct and enhancements to the Company’s core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners.

General and administrative expenses for the quarter ended March 31, 2019 were $2,189,000 a decrease of $3,080,000 as compared to for the quarter ended March 31, 2018. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expense of $3,759,000, offset by an increase in professional service fees of $508,000 related to our merger with Sound Concepts, the up-listing of our Common Stock to Nasdaq, and technology recruiting expense, an increase in labor related costs of $80,000 related to growth in our operations, an increase in marketing costs of $72,000 to drive awareness of our products and the then-upcoming merger with Sound Concepts, and an increase in travel costs of $40,000 to support the underwriting and additional business opportunities.

Other expense, net, for the quarter ended March 31, 2019 equaled $234,000, which represented interest expense for amortization of debt discount of $1,054,000, financing costs of $84,000 driven by derivative liabilities associated with convertible debt, and interest expense of $40,000 on outstanding notes payable, offset by the change in the fair value of derivative liability of ($944,000). Other expense, net, for the quarter ended March 31, 2018 equaled $3,102,000, which represented a change in the fair value of derivative liability of $2,625,000, interest expense for amortization of debt discount of $748,000, $204,000 of interest expense on outstanding notes payable, and $172,000 of financing costs driven by derivative liabilities associated with convertible debt, offset by a gain on extinguishment totaling $652,000. The amount of other expense, net, was lower for the quarter ended March 31, 2019 primarily due to the change in the fair value of derivative liability ($3,569,000) and no gain on debt extinguishment during the quarter ended March 31, 2019.

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

	For the Quarter Ended
	March 31, 2019	March 31, 2018

Net loss	$(3,008,000)	$(8,494,000)

Adjustments:
Other (income) / expense	-	5,000
Stock compensation expense	851,000	4,610,000
Financing costs	84,000	172,000
Amortization of debt discount	1,054,000	748,000
Change in fair value of derivative liability	(944,000)	2,625,000
Debt extinguishment, net	-	(652,000)
Interest expense	40,000	204,000
Depreciation	4,000	5,000
Total EBITDA adjustments	1,089,000	7,717,000
Modified EBITDA	$(1,919,000)	$(777,000)

The $1,142,000 decrease in modified EBITDA for the three months ended March 31, 2019 compared to the same period in 2018, resulted from the increase in professional service fees of $508,000 related to our merger with Sound Concepts, the up-listing of our Common Stock to Nasdaq, an increase in research and development of $434,000 due to additional product development and testing to support the integration of Verb Direct and enhancements to the Company’s core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners, plus additional costs to support growth.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. As of March 31, 2019, we had a stockholders’ deficit of $7,084,000 and we incurred a net loss of $3,008,000 during the quarter ended March 31, 2019. We also utilized cash in operations of $1,089,000 during the quarter ended March 31, 2019. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Overview

As of March 31, 2019, we had cash of $59,000. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

Subsequent to March 31, 2019, we closed our previously announced Public Offering providing the Company with gross proceeds of approximately $20,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The proceeds were used to pay the Acquisition Cash Payment of $15,000,000 in connection with the acquisition of Sound Concepts, pay principal and interest amounts outstanding under convertible debt in the amount of $2,025,000, pay commissions and other offering expenses related to the Public Offering in the amount of $2,100,000, and other operating expenses. In addition, the Company closed unsecured debt financing totaling $658,000, or $650,000 after deducting expenses.

We expect to use our cash as follows:

●	To provide additional funding as required for our integration activities in connection with our acquisition of Sound Concepts;

●	To fund the ongoing costs associated with the integration of our software with the Salesforce, platform;

●	To fund the ongoing costs associated with the integration of our software with Microsoft Outlook, Microsoft Dynamics, and the Microsoft Office 365 platform, among other ongoing initiatives with Microsoft;

●	To fund the ongoing costs associated with the integration of our software with the Odoo platform;

●	To fund our ongoing development costs associated with the adaptation of our TaggMED product for certain clinical trial initiatives;

●	To fund our general corporate working capital needs, including the costs of additional staff to facilitate the foregoing initiatives.

Cash Flows – Operating

For the quarter ended March 31, 2019, our cash flows used in operating activities amounted to $1,089,000, compared to cash used for the quarter ended March 31, 2018 of $993,000. The change is due to an increase in business activity, which resulted in an additional consulting expenses, salary, and various operating expense totaling $1,143,000 for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increases in business activity was offset by an increase in accounts payable of $1,047,000.

Cash Flows – Financing

Our cash provided by financing activities for the quarter ended March 31, 2019 amounted to $514,000, which represented $432,000 of proceeds from the issuance of convertible debt, $350,000 proceeds from the issuance of unsecured debt, $58,000 of unsecured related party debt, offset by $326,000 of deferred offering costs. Our cash provided by financing activities for the quarter ended March 31, 2018 amounted to $2,586,000, which represented $2,279,000 of proceeds received from the issuances of shares of our Common Stock, $1,000,000 of proceeds from the issuance of shares of our Common Stock from the exercise of a put option, $130,000 of proceeds from the issuance of convertible debt, and $22,000 of proceeds from the exercise of warrants, offset by $845,000 of convertible debt payments.

Notes Payable – Related Parties

The Company has the following outstanding notes payable to related parties at March 31, 2019 that are due in the current year:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2019
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000
Note 4 (D)	March 22, 2019	April 30, 2019	5.0%	58,000	58,000
Total notes payable – related parties					1,235,000
Non-current					(1,065,000)
Current					$170,000

(A)

On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on February 8, 2021, as amended.

(B)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of March 31, 2019, the outstanding principal balance of the note was equal to $112,000.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021, as amended.

(D)

On March 22, 2019, the Company issued a note payable to Mr. Jeff Clayborne, the Company’s Chief Financial Officer, in the amount of $58,000. The note is unsecured, bears interest at a rate of 5% per annum, and matures on April 30, 2019.

The note was subsequently paid in full in April 2019.

Convertible Notes Payable

The Company has the following outstanding convertible notes payable at March 31, 2019:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2019

Note payable (A)	October 19, 2018	April 19, 2019	10%	$1,500,000	$1,500,000
Note payable (B)	October 30, 2018	April 29, 2019	5%	$400,000	400,000
Note payable (C)	February 1, 2019	August 1, 2019	10%	$500,000	500,000
Total notes payable					2,400,000
Debt discount					(533,000)

Total notes payable, net of debt discount					$1,867,000

(A)

On October 19, 2018, the Company issued an unsecured convertible note to an otherwise unaffiliated third-party in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,241,500, after an original issue discount of $150,000 and legal and financing expenses of $109,000. In addition, the Company issued 96,667 shares of its Common Stock. The note is convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company will be in default if it does not repay the principal amount of the note, as required. The events of default are customary for the type of transaction represented by the related securities purchase agreement and the note. The conversion price in effect on any date on which some or all of the principal of the note is to be converted is equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which the third-party provided its notice of conversion. Upon an Event of Default, the Company will owe the third-party an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company has agreed that, on or after the occurrence of an Event of Default, it will reserve and keep available that number of shares of its Common Stock that is at least equal to 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination).

The note was subsequently paid off in May 2019.

(B)

On October 30, 2018, we issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000 in exchange for net proceeds of $400,000. The notes bore interest at a rate of 5% per annum and matured on April 29, 2019. Upon the Company’s consummation of the Public Offering of the Company’s Common Stock, all, and not less than all, of (i) the principal and (ii) the accrued interest was converted into shares of the Company’s Common Stock. The per-share conversion price equaled seventy-five percent (75%) of the effective offering price of the Common Stock in the Public Offering.

Subsequent to March 31, 2019, the note was converted into shares of restricted Common Stock.

(C)

On February 1, 2019, the Company issued an unsecured convertible note to an otherwise unaffiliated third-party entity in the aggregate principal amount of $500,000 in exchange for net proceeds of $432,000, after an original issue discount of $25,000 and legal and financing expenses of $43,000. In addition, the Company issued 16,667 shares of its Common Stock. The note was convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company would have been in default if it did not repay the principal amount of the note, as required. The events of default were customary for the type of transaction represented by the related securities purchase agreement and the note. The conversion price in effect on any date on which some or all of the principal of the note was to be converted was equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which the third-party provided its notice of conversion. Upon an Event of Default, the Company would have owed the third-party an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company agreed that, on or after the occurrence of an Event of Default, it would reserve and keep available that number of shares of its Common Stock that was at least equal to 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination).

In the event the note remains outstanding for sixty (60) calendar days subsequent to the original issue date, the Company was required to issue an aggregate of 8,606 shares of Common Stock. In addition, the principal amount of the note would increase from $500,000 to $525,000.

The note was subsequently paid off in May 2019.

Notes Payable

The Company has the following outstanding convertible notes payable at March 31, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2019
Note 1 (A)	March 22, 2019	April 10, 2019	5.0%	310,000	310,000
Note 2 (B)	March 29, 2019	July 10, 2019	5.0%	53,000	53,000

Total notes payable – related parties					363,000
Debt discount					(8,000)
Total notes payable, net of debt discount					$355,000

(A)

On March 22, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $310,000, in exchange for net proceeds of $300,000, representing an original issue discount of $10,000, which is included in the original principal amount. The note is unsecured and bears interest on the principal amount at a rate of 5% per annum. The note is due on demand at any time after April 10, 2019.

(B)

On March 29, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $53,000, in exchange for net proceeds of $50,000, representing an original issue discount of $3,000, which is included in the original principal amount. The note is unsecured and bears interest on the principal amount at a rate of 5% per annum. The note is due on demand at any time after July 10, 2019.

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

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

Share-Based Payments

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU2018-07 on January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

The Company values stock compensation based on the market price on the measurement date.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.75%	2.25% - 2.66%
Average expected term (years)	5 years	5 years
Expected volatility	201.3%	184.5%
Expected dividend yield	-	-

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have undergone depositions and exchanged document production. Discovery was scheduled to end on January 31, 2019. Neither party has requested to extend the discovery period. Notwithstanding the pending action, in December 2018, EMA attempted to exercise the warrant through the Company’s transfer agent utilizing the disputed cashless exercise formula. The transfer agent rejected EMA’s request and notified the Company who promptly filed a motion for a preliminary injunction to enjoin EMA from making any further attempts to exercise the warrant in this manner during the pendency of the action. The Company is awaiting a decision from the Court on its preliminary injunction motion. As of the date of this Quarterly Report, the Court has not ruled on our motion. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

In August 2014, the Employee entered into the Employment Contract with bBooth, Inc., our predecessor company. Section 3.1 of the Employment Contract provided, among other things, that Employee was employed to serve as our President and reported directly to Rory Cutaia, our Chief Executive Officer. Section 5.2 of Employment Contract provides, among other things, that Employee was entitled to receive the Bonus from us if certain conditions are met. These specified conditions were never met.

On or about May 15, 2015, Employee ceased employment at the Company. More than eight months later, on or about January 20, 2016, the parties entered into a certain Repurchase Agreement pursuant to which we purchased all of Employee’s shares of Common Stock for a purchase price of $144,000. The Repurchase Agreement also provided, among other things, that Employee released us from all claims, causes of action, suits, and demands.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – – During the three months ended March 31, 2019, we issued 39,998 shares of our Common Stock to consultants as payment for services to be rendered. The shares had an aggregate value of $388,000, which was based on the closing price of our Common Stock as reported by the OTC Markets Group Inc.’s OTCQB® tier Venture Market (the “OTCQB”) on the date of issuance, or $4.35 per share.

Inducement Shares – On February 1, 2019, we issued 16,667 shares of our Common Stock as an inducement for the issuance of a $500,000 convertible note. The shares had an aggregate value of $128,000, which was based on the closing price of our Common Stock as reported by the OTCQB on the date of issuance, or $7.65 per share.

Shares Issued from Exercise of Warrants – During the three months ended March 31, 2019, a total of 161,969 warrants were exercised and 148,714 shares of Common Stock were issued at a weighted average exercise price of $1.05.

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
3.7

Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019, which was filed as Exhibit 3.7 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019, which was filed as Exhibit 3.8 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019, which was filed as Exhibit 3.9 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
3.10*	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019.
3.11*	Statement of Merger of Verb Direct, Inc., a Utah corporation with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019.
4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.4	Promissory Note (Commitment Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.5	Promissory Note (First Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.6	Promissory Note (Second Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.7	Form of Warrant Certificate dated March 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
4.8	12% Secured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.9	12% Unsecured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.10	12% Unsecured Note dated December 1, 2015, issued by the Company in favor of Audit Prep Services, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.11	Form of 12% Secured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.12	Form of Warrant Certificate dated April 4, 2016 issued to Rory J. Cutaia, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.13	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.14	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.15	Form of Warrant Certificate dated April 4, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.16	Amendment to 12% Unsecured Convertible Note dated December 30, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.17	Warrant Certificate dated December 30, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.

4.18	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 13, 2017, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
4.19	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on July 28, 2017, which was filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017, and is incorporated herein by reference thereto.
4.20	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.21	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.22	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.23	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.24	8% Unsecured Convertible Note dated December 13, 2017 issued by the Company in favor of PowerUp Lending Group, LTD., which was filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 11, 2018 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.26	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.27	8% Unsecured Convertible Note dated January 10, 2018 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.28	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.29	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on September 1, 2017, which was filed as Exhibit 4.27 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.30	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018, which was filed as Exhibit 4.28 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.31	Convertible Promissory Note dated October 30, 2018 issued in favor of Ira Gains, which was filed as Exhibit 4.31 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.32	Convertible Promissory Note dated October 30, 2018 issued in favor of Gina Trippiedi, which was filed as Exhibit 4.32 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.33	5% Original Issue Discount Promissory Note due August 1, 2019 issued in favor of Bellridge Capital, LP, which was filed as Exhibit 4.33 to our Annual Report on Form 10-K filed with the SEC on February7, 2019, and is incorporated herein by reference thereto.
4.34	Form of Investor Common Stock Purchase Warrant, which was filed as Exhibit 4.34 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
4.35	Form of Underwriter’s Common Stock Purchase Warrant, which was filed as Exhibit 4.35 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
4.36	Form of Common Stock Purchase Warrant granted in favor of A.G.P./Alliance Global Partners, which was filed as Exhibit 4.36 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
10.1	2014 Stock Option Plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
10.2	Employment Agreement dated November 1, 2014, by and between the Company and Rory Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2014, and is incorporated herein by reference thereto.

10.3	Secured Promissory Note dated December 11, 2014 issued by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.4	Secured Promissory Note dated December 11, 2014 issued by Rocky Wright in favor of the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.5	Security Agreement dated December 11, 2014 executed by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.6	Security Agreement dated December 11, 2014 executed Rocky Wright in favor of the Company, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.7	Acquisition Agreement dated January 20, 2015 among Songstagram, Inc., Rocky Wright, and us, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.8	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015, by and between Songstagram, Inc. and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.9	Form of Termination Agreement and Release dated January 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.10	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2015, and is incorporated herein by reference thereto.
10.11	Engagement letter dated March 20, 2015, by and among DelMorgan Group LLC, Globalist Capital, LLC, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.12	Form of Note Purchase Agreement dated March 20, 2015, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.13	Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
10.14	Form of Stock Repurchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2016, and is incorporated herein by reference thereto.
10.15	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.16.	Form of Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.17	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.18	Form of Option Agreement for Messrs. Geiskopf and Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.19	Term Sheet dated July 12, 2016, between Nick Cannon and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.20	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.

10.21	Form of Consulting Agreement dated August 8, 2016, by and between International Monetary and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016, and is incorporated herein by reference thereto.
10.22	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 19, 2016, and is incorporated herein by reference thereto.
10.23	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
10.24	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2017, and is incorporated herein by reference thereto.
10.25	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
10.26	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.27	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.28	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD, which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.29	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.30	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.31	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2018, and is incorporated herein by reference thereto.
10.32	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.33 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.33	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.34 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.34	Adobe Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Adobe Marketo, which was filed as Exhibit 10.35 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.35	Securities Purchase Agreement, dated October 19, 2018, which was filed as Exhibit 10.36 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.36	10% Original Issue Discount Promissory Note, dated October 19, 2018, which was filed as Exhibit 10.37 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.37	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.

10.38	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.39	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.40	Securities Purchase Agreement dated February 1, 2019 by and between the Company and Bellridge, which was filed as Exhibit 10.40 to our Annual Report on Form10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.41	Lock-Up Agreement dated October 30, 2018, by and between the Company and Gina Trippiedi, which was filed as Exhibit 10.41 to our Annual Report on Form10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.42	Lock-Up Agreement dated October 30, 2018, by and between the Company and Ira Gaines, which was filed as Exhibit 10.42 to our Annual Report on Form10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.43	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce, which was filed as Exhibit 10.43 to our Annual Report on Form10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.44

Service Agreement dated December 21, 2018, by and between the Company and Major Tom, which was filed as Exhibit 10.44 to our Annual Report on Form10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.

10.45	Lease Agreement dated February 5, 2019, by and between the Company and NPBeach Marina LLC, which was filed as Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on February 19, 2019, and is incorporated herein by reference thereto.
10.46

Form of Warrant Agent Agreement by and between the Company and VStock Transfer, LLC, which was filed as Exhibit 10.46 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.

10.47	Short-Term Demand Promissory Note of the Company in favor of David Martin, dated March 22, 2019, which was filed as Exhibit 10.47 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
10.48*	Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated April 2, 2019.
10.49*	Demand Promissory Note of the Company in favor of Adam Wolfson dated April 30, 2019.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

May 15, 2019	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

May 15, 2019	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Accounting Officer)

