Form 10-Q
period 2019-06-30
Verb Technology Company, Inc.
filed 2019-08-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of Registrant as Specified in its Charter)

Nevada	90-1118043
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2210 Newport Boulevard

Suite 200

Newport Beach, California 92663

(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Common Stock, par value of $0.0001 per share	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	The Nasdaq Stock Market LLC

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

As of August 14, 2019, there were 23,263,187 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$412,000	$634,000
Accounts receivable, net	1,255,000	1,000
Inventory, net	165,000	-
Prepaid expenses	320,000	83,000
Total current assets	2,152,000	718,000

Right-of-use assets	1,219,000	-
Deferred offering costs	-	162,000
Property and equipment, net	56,000	11,000
Intangible assets, net (provisional)	9,835,000	-
Goodwill (provisional)	12,347,000	-
Other assets	71,000	7,000

Total assets	$25,680,000	$898,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,126,000	$1,148,000
Accrued officers’ salary	159,000	188,000
Accrued interest (including $48,000 and $41,000 payable to related parties)	55,000	46,000
Note payable, net of discount of $1,000 and $0, respectively	709,000	-
Notes payable - related party	112,000	112,000
Convertible notes payable, net of discount of $0 and $1,082,000, respectively	-	818,000
Operating lease liability, current	227,000	-
Deferred revenue	237,000	-
Derivative liability	219,000	2,576,000
Customer deposits	167,000	-
Total current liabilities	5,011,000	4,888,000

Long Term liabilities:
Note payable - related party	1,065,000	1,065,000
Operating lease liability, non-current	1,003,000	-
Total liabilities	7,079,000	5,953,000

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 22,655,185 and 12,055,491 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2,000	1,000
Additional paid-in capital	64,617,000	35,611,000
Accumulated Deficit	(46,018,000)	(40,667,000)

Total stockholders’ equity (deficit)	18,601,000	(5,055,000)

Total liabilities and stockholders’ equity (deficit)	$25,680,000	$898,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Statement of Operations
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenue, net	$3,733,000	$8,000	$3,742,000	$16,000
Cost of revenue	2,042,000	7,000	2,072,000	8,000

Gross margin	1,691,000	1,000	1,670,000	8,000

Operating Expenses:
Research and development	1,335,000	105,000	1,899,000	236,000
Depreciation and amortization	567,000	5,000	570,000	10,000
General and administrative	3,262,000	(495,000)	5,448,000	4,769,000
Total operating expenses	5,164,000	(385,000)	7,917,000	5,015,000

Income / (Loss) from operations	(3,473,000)	386,000	(6,247,000)	(5,007,000)

Other income (expense)
Other income / (expense)	(1,000)	1,000	(1,000)	(4,000)
Financing costs	(55,000)	-	(139,000)	(172,000)
Interest expense - amortization of debt discount	(572,000)	-	(1,626,000)	(748,000)
Change in fair value of derivative liability	(426,000)	1,444,000	518,000	(1,181,000)
Debt extinguishment, net	2,227,000	-	2,227,000	652,000
Interest expense	(43,000)	(59,000)	(83,000)	(263,000)
Total other income / (expense)	1,130,000	1,386,000	896,000	(1,716,000)

Net Income / (Loss)	$(2,343,000)	$1,772,000	$(5,351,000)	$(6,723,000)
Income (Loss) per share - basic and diluted	$(0.11)	$0.17	$(0.32)	$(0.71)
Weighted average number of common shares outstanding - basic and diluted	21,624,240	10,169,332	16,946,065	9,489,017

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	12,055,491	$1,000	$35,611,000	$(40,667,000)	$(5,055,000)

Sale of common stock from Public Offering	6,549,596	1,000	18,452,000	-	18,453,000
Fair value of common stock issued for acquisition	3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	4,142	-	10,000	-	10,000
Conversion of convertible debt	182,333	-	410,000	-	410,000
Common shares issued upon exercise of warrants	173,714	-	45,000	-	45,000
Common stock upon issuance of convertible debt	25,272	-	182,000	-	182,000
Fair value of common shares issued for services	197,810	-	728,000	-	728,000
Issuance of fractional shares due to reverse split	139,036	-	-	-	-
Fair value of vested stock options and warrants	-	-	1,359,000	-	1,359,000
Net loss	-	-	-	(5,351,000)	(5,351,000)
Balance at June 30, 2019	22,655,185	$2,000	$64,617,000	$(46,018,000)	$18,601,000

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	7,941,235	$12,000	$22,739,000	$(28,540,000)	$(5,789,000)

Common shares issued upon exercise of warrants	113,621	-	22,000	-	22,000
Common shares issued upon exercise of options	32,508	-	34,000	-	34,000
Proceeds from sale of common stock	1,163,938	2,000	2,977,000	-	2,979,000
Fair value of common shares issued for services	319,346	-	2,627,000	-	2,627,000
Fair value of common stock issued upon conversion of debt	492,201	1,000	2,277,000	-	2,278,000
Fair value of common stock issued upon conversion of accrued expenses	27,149	-	582,000	-	582,000
Common shares issued upon exercise of put option	203,206	-	1,000,000	-	1,000,000
Fair value of vested stock options	-	-	829,000	-	829,000
Stock repurchase	(46,667)	-	(20,000)	-	(20,000)
Net loss		-	-	(6,723,000)	(6,723,000)
Balance at June 30, 2018	10,246,537	$15,000	$33,067,000	$(35,263,000)	$(2,181,000)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2019	12,344,451	$1,000	$36,590,000	$(43,675,000)	$(7,084,000)

Sale of common stock from Public Offering	6,549,596	1,000	18,452,000	-	18,453,000
Fair value of common stock issue for acquisition	3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	4,142	-	10,000	-	10,000
Fair value of common stock upon issuance of convertible debt	16,667	-	(128,000)	-	(128,000)
Conversion of convertible debt	165,666	-	410,000	-	410,000
Common shares issued upon exercise of warrants	25,000	-	45,000	-	45,000
Common stock upon issuance of convertible debt	8,605	-	182,000	-	182,000
Fair value of common shares issued for services	157,812	-	340,000	-	340,000
Issuance of fractional shares due to reverse split	55,455	-	-	-	-
Fair value of vested stock options and warrants		-	896,000	-	896,000
Net loss	-	-	-	(2,343,000)	(2,343,000)
Balance at June 30, 2019	22,655,185	$2,000	$64,617,000	$(46,018,000)	$18,601,000

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2018	10,141,753	$15,000	$34,230,000	$(37,035,000)	$(2,790,000)

Common shares issued upon exercise of warrants	46,165	-	-	-	-
Common shares issued upon exercise of options	32,508	-	34,000	-	34,000
Derivative liability extinguished upon exercise of warrants	-	-	(723,000)	-	(723,000)
Proceeds from sale of common stock	70,000	-	700,000	-	700,000
Fair value of common shares issued services	2,778	-	(642,000)	-	(642,000)
Fair value of vested stock options	-	-	(512,000)	-	(512,000)
Stock repurchase	(46,667)	-	(20,000)	-	(20,000)
Net Income	-	-	-	1,772,000	1,772,000
Balance at June 30, 2018	10,246,537	$15,000	$33,067,000	$(35,263,000)	$(2,181,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Operating Activities:
Net loss	$(5,351,000)	$(6,723,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options and warrants	2,087,000	3,457,000
Financing costs	164,000	172,000
Amortization of debt discount	1,601,000	748,000
Change in fair value of derivative liability	(518,000)	1,181,000
Debt extinguishment, net	(2,227,000)	(652,000)
Depreciation and amortization	13,000	10,000
Amortization of right-of-use assets	62,000	-
Amortization of intangible assets	495,000	-
Inventory reserve	7,000	-
Allowance for doubtful accounts	(15,000)	-
Effect of changes in assets and liabilities:
Accounts receivable	(150,000)	-
Inventory	44,000	-
Prepaid expenses	(95,000)	(7,000)
Other assets	(43,000)	(8,000)
Accounts payable, accrued expenses, and accrued interest	829,000	(68,000)
Operating lease liability	(58,000)	-
Deferred revenue	(84,000)	-
Customer deposits	(296,000)	-
Net cash used in operating activities	(3,535,000)	(1,890,000)

Investing Activities:
Acquisition of subsidiary	(15,000,000)	-
Cash acquired upon acquisition of subsidiary	557,000	-
Net cash used in investing activities	(14,443,000)	-

Financing Activities:
Proceeds / (payment) on convertible note payable	432,000	(845,000)
Proceeds from notes payable	1,000,000	-
Proceeds from related party note payable	58,000	-
Proceeds from sale of common stock	18,614,000	2,979,000
Proceeds from exercise of put option	-	1,000,000
Proceeds from option exercise	-	34,000
Proceeds from warrant exercise	45,000	22,000
Payment of convertible notes payable	(2,025,000)	130,000
Payment of notes payable	(310,000)	-
Payment of related party notes payable	(58,000)	-
Repurchase common stock	-	(20,000)
Net cash provided by financing activities	17,756,000	3,300,000

Net change in cash	(222,000)	1,410,000

Cash - beginning of period	634,000	11,000

Cash - end of period	$412,000	$1,421,000
	-	-
Supplemental disclosures of cash flow information:
Cash paid for interest	$64,000	$314,000
Cash paid for income taxes	-	800

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued upon acquisition of subsidiary	$7,820,000	$-
Conversion of note payable and accrued interest to common stock	$410,000	$2,277,000
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$388,000	$302,000
Fair value of warrants issued and beneficial conversion feature to extinguish debt	$-	$723,000
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$182,000	$-
Common stock issued to settle accounts payable	$10,000	$582,000
Derecognition of deferred offering costs	$161,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiary on a consolidated basis.

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

On April 12, 2019, we completed our acquisition of Sound Concepts Inc.  (“Sound Concepts”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement), by and among Sound Concepts, NF Merger Sub, Inc., a Utah corporation (“Merger Sub 1”), NF Acquisition Company, LLC, a Utah limited liability company (“Merger Sub 2”), the shareholders of Sound Concepts (the “Shareholders’), the Shareholders’ representative, and us. Pursuant to the Merger Agreement, we acquired Sound Concepts through a two-step merger, consisting of merging Merger Sub 1 with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 ceased) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary under the name “Verb Direct, LLC.” (“Verb Direct”). On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the closing, each share of Sound Concepts’ capital stock issued and outstanding immediately prior to the effective time (the “Sound Concepts Capital Stock”), was cancelled and converted into the right to receive a proportionate share of (i) a cash payment by us of an aggregate of $15,000,000 (the “Acquisition Cash Payment”), and (ii) 3,327,791 restricted shares of our Common Stock. The Acquisition Cash Payment was paid using a portion of the net proceeds we received as a result of our public offering that closed on April 9, 2019. The fair market value of the 3,327,791 restricted shares on April 12, 2019 was $7,820,000.

Nature of Business

Verb Technology Company

We are an applications services provider, offering cloud-based business software products under the brand name “Verb” on a subscription basis. Our flagship product, Verb Go, is a Customer Relationship Management (“CRM”) application that is distinguishable from other CRM programs because it utilizes our proprietary interactive video technology as the primary means of communication between sales and marketing professionals and their customers or prospects. The data collection and analytics capabilities of our application inform our users right on their device how long the prospects watched the video, how many times they watched it, and what they clicked-on. It then displays information within the application to immediately separate hot leads or interested customers from those that have not seen the video or otherwise expressed interest in the content. These capabilities provide for a much more efficient and effective sales process, resulting in increased sales conversion rates.

Through Verb Go, users can quickly, simply, and easily create, distribute, and post videos on social media to which they can add a choice of on-screen clickable “tags,” which are interactive icons, buttons, and other on-screen elements. When clicked, these clickable “tags” allow a user’s prospects and customers to respond to its call to action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionality. Verb Go interactive videos can be distributed via email or text messaging or posted directly to social media, and no software download is required to view the Verb interactive videos. Verb Go is available by subscription for individual and enterprise users. We developed the proprietary patent-pending interactive video technology that serves as the basis for all of our cloud, Software-as-a-Service (“SaaS”) Verb applications.

Our client base consists primarily of enterprise customers in the global direct sales industry. We also have begun to provide our application services on a SaaS basis to clients in other business sectors, including large professional associations such as the National Association of Health Underwriters; educational institutions, such as the Sachem School District in New York; auto leasing, such as D & M Auto Leasing, the largest auto leasing business in the country; as well as to clients in health care, and the burgeoning CBD industry, among others business sectors. Currently, we provide services to approximately 100 clients in the direct sales industry, which include Young Living Essential Oils, LC, Isagenix International, LLC, Vasayo, LLC, Nerium International, LLC, Forever Living Products International, LLC, Seacret Spa, LLC, among many others. For the direct sales industry, our application provides recruiting tools, sales representative training, and education tools, as well as instant notification capabilities to notify users when a prospect has watched an interactive video or other content shared through our application. The application also tracks customer purchases and provides tools for corporate management to monitor field activity for tracking the effectiveness of campaigns, as well as compliance. Our application is currently in use in over 59 different countries, in 48 languages, and currently has approximately 700,000 individual users.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Verb Technology Company, Inc. and Verb Direct, LLC, its wholly owned subsidiary. Intercompany transactions have been eliminated in the consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2019, the Company incurred a net loss of $5,351,000 and used cash in operations of $3,535,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

In April 2019, the Company completed an underwritten public offering of units, which offering was made pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-226840) (the “Registration Statement”). The Company raised net proceeds of approximately $18,614,000, after taking into account offering costs, of which $15,000,000 was used to pay the cash portion of the purchase price to acquire Sound Concepts, Inc. (“Sound Concepts”), $2,025,000 was applied towards the payment of certain notes payable, and the remaining balance was used for working capital purposes.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include assumptions made in analysis of reserves for allowance of doubtful accounts, inventory, purchase price allocations, impairment of long-term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and valuation of equity instruments issued for services. Amounts could materially change in the future.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250,000.

The Company extends limited credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers.

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for six months ended June 30, 2019:

	Six Months Ended	Six Months Ended	Year Ended
	June 30, 2019	June 30, 2018	December 31, 2018
	Unaudited	Unaudited
Verb’s largest customers are presented below as a percentage of Verb’s aggregate:

Revenue	2 major customers account for 11% and 10% of revenue individually, or 21% of revenue in the aggregate	Not applicable	Not applicable

Accounts receivable	3 major customers account for 11%, 12% and 17% of accounts receivable individually, or 40% of accounts receivable in the aggregate	Not applicable	Not applicable

Verb’s largest vendors are presented below as a percentage of Verb’s aggregate:

Purchase	3 major vendors account for 11%, 14% and 19% of purchases individually, or 44% of purchases in the aggregate	Not applicable	Not applicable

Accounts payable	18% of accounts payable to one vendor	Not applicable	Not applicable

Leases

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. See Note 7, Right-of-Use Assets and Operating Lease Liabilities, for additional information.

Revenue Recognition

The Company derives its revenue primarily from providing application services through the SaaS application, digital marketing and sales support services, from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. The subscription revenue from the application services are recognized over the life of the estimated subscription period. The Company also charges certain customers setup or installation fees for the creation and development of websites and phone application. These fees are accounted as part of deferred revenues and amortized over the estimated life of the agreement. Amounts related to shipping and handling that are billed to customers are reflected as part of revenues, and the related costs are reflected in cost of revenues in the accompanying Statements of Operations.

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

The products sold by us are distinctly individual. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Other than promotional activities, which can vary from time to time but nevertheless are entirely within the Company’s control, contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

The control of products we sell transfers to our customers upon shipment from our facilities, and our performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and, therefore, represent a fulfillment activity rather than promised goods to the customer. Payment for sales are generally made by check, credit card, or wire transfer. Historically, we have not experienced any significant payment delays from customers.

We allow returns within 30 days of purchase from end-users. Our customers may return purchased products to us under certain circumstances.

Customers setup or installation fees for the creation and development of websites and phone application are recognized as revenues over the estimated subscription period. Design assets of the websites and phone application are recognized when the work is completed. Licensing revenue is recognized over the estimated subscription period. In addition, certain revenue is recorded based upon stand-alone selling prices and is primarily recognized when the customer uses these services, based on the quantity of services rendered, such as number of customer usage.

Revenues for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019 (Unaudited)			Three Months Ended June 30, 2018 (Unaudited)
	Revenue	Cost of Revenues	Gross Margin	Revenue	Cost of Revenues	Gross Margin
Digital	$1,454,000	$176,000	$1,278,000	$8,000	$7,000	$1,000
Welcome Kits & Fulfillment	1,784,000	1,385,000	399,000	-	-	-
Shipping	495,000	481,000	14,000	-	-	-
Total	$3,733,000	$2,042,000	$1,691,000	$8,000	$7,000	$1,000

Revenues for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30, 2019 (Unaudited)			Six Months Ended June 30, 2018 (Unaudited)
	Revenue	Cost of Revenues	Gross Margin	Revenue	Cost of Revenues	Gross Margin
Digital	$1,463,000	$206,000	$1,257,000	$16,000	$8,000	$8,000
Welcome Kits & Fulfillment	1,784,000	1,385,000	399,000	-	-	-
Shipping	495,000	481,000	14,000	-	-	-
Total	$3,742,000	$2,072,000	$1,670,000	$16,000	$8,000	$8,000

Cost of Revenues

Cost of revenues primarily consists of the salaries of certain employees, purchase price of consumer products, digital content costs, packaging supplies, and customer shipping and handling expenses. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers.

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

Share Based Payments

The Company issues stock options and warrants, shares of Common Stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

From January 1, 2018 until December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the six months ended June 30, 2019 or the previously reported financial statements.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of June 30, 2019, and 2018, the Company had total outstanding options of 2,832,807 and 1,456,374, respectively, and warrants of 7,779,602 and 1,535,397, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from, acquired technology, trade-marks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is the period needed to gather all information necessary to make the purchase price allocation, not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about the fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the year ended December 31, 2018 and for the period ended June 30, 2019.

Segments

The Company has three revenue channels: (1) SaaS, (2) welcome kits, (3) fulfillments. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to (i) their similar customer base and (ii) the Company having a single sales team, marketing department, customer service department, operations department, finance department and accounting department to support all revenue channels. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

Management does not believe that recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC will have a material impact on the Company’s present or future consolidated financial statements.

3.	ACQUISITION OF VERB DIRECT

On April 12, 2019, Verb completed its previously announced acquisition of Verb Direct through a two-step merger, consisting of merging Merger Sub 1 with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as a wholly-owned subsidiary of Verb (and the separate corporate existence of Merger Sub 1 then having ceased) and, immediately thereafter, merging Sound Concepts (as of the closing of the first step, then known as Verb Direct, Inc.) with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Verb Direct, Inc. (formerly Sound Concepts) then having ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as a wholly-owned subsidiary of Verb, then known as Verb Direct. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger, each share of Sound Concepts Capital Stock issued and outstanding immediately prior to the effective time, was cancelled in exchange for cash payment by Verb of an aggregate of $15,000,000, and the issuance of an aggregate of 3,327,791 restricted shares of Verb’s Common Stock. The Acquisition Cash Payment was paid using a portion of the net proceeds Verb received as a result of the public offering of the units. Pursuant to the requirements of current accounting guidance, Verb valued the acquisition shares at $7,820,000, the fair value of the shares at the closing date of the transaction.

The acquisition was intended to augment and diversify Verb’s internet and SaaS business. Key factors that contributed to the recorded provisional goodwill and intangible assets in the aggregate of $22,677,000 were the opportunity to consolidate and complement existing operations of Verb, certain software and customer list, and the opportunity to generate future synergies within the internet and SaaS business.

Verb is required to allocate the purchase price to the acquired tangible assets, identifiable intangible assets, and assumed liabilities based on their fair values. At the date of the acquisition and of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets assumed and liabilities acquired in the acquisition:

	As of March 31, 2019
	Fair Value
Assets Acquired:
Other current assets	$2,004,000
Property and equipment	58,000
Other assets	1,302,000	$3,364,000
Liabilities Assumed:
Current liabilities	(2,153,000)
Long term liabilities	(1,068,000)	(3,221,000)
Intangible assets (provisional)		10,330,000
Goodwill (provisional)		12,347,000
Purchase Price		$22,820,000

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of Verb Direct based on the historical financial statements of the Company and Verb Direct. The unaudited pro forma statements of operations for the three and six months ended June 30, 2019 and 2018 give effect to the transaction to the merger as if it had occurred on January 1, 2018.

	Statement of Operations (Unaudited)
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
		(Proforma)	(Proforma)	(Proforma)
Digital	$1,454,000	$928,000	$2,513,000	$1,850,000
Welcome Kits & Fulfillment	1,784,000	1,814,000	4,049,000	3,373,000
Shipping	495,000	367,000	1,172,000	649,000
Revenue	3,733,000	3,109,000	7,734,000	5,872,000

Digital Cost of Revenue	176,000	160,000	343,000	263,000
Welcome Kits & Fulfillment Cost of Revenue	1,385,000	995,000	2,860,000	2,060,000
Shipping cost of Revenue	481,000	351,000	1,087,000	644,000
Cost of revenue	2,042,000	1,506,000	4,290,000	2,967,000

Digital Gross Margin	1,278,000	768,000	2,170,000	1,587,000
Welcome Kits & Fulfillment Gross Margin	399,000	819,000	1,189,000	1,313,000
Shipping Gross Margin	14,000	16,000	85,000	5,000
Gross margin	1,691,000	1,603,000	3,444,000	2,905,000

Operating Expenses:
Research and development	1,335,000	605,000	2,590,000	1,247,000
Depreciation and amortization	567,000	508,000	1,003,000	1,018,000
General and administrative	3,262,000	281,000	6,525,000	6,230,000
Total operating expenses	5,164,000	1,394,000	10,118,000	8,495,000

Income / (Loss) from operations	(3,473,000)	209,000	(6,674,000)	(5,590,000)

Other income (expense)
Other income / (expense)	(1,000)	19,000	(17,000)	8,000
Financing costs	(55,000)	-	(139,000)	(172,000)
Interest expense - amortization of debt discount	(572,000)	-	(1,626,000)	(748,000)
Change in fair value of derivative liability	(426,000)	1,444,000	518,000	(1,181,000)
Gain on extinguishment of derivative liability, net	2,227,000	-	2,227,000	652,000
Interest expense	(43,000)	(59,000)	(83,000)	(263,000)
Total other income (expense)	1,130,000	1,404,000	880,000	(1,704,000)

Net Income / (Loss)	$(2,343,000)	$1,613,000	$(5,794,000)	$(7,294,000)
Income per share	(0.11)	0.12	(0.34)	(0.57)
Weighted average number of common shares outstanding - basic and diluted	21,624,240	13,497,123	16,946,065	12,816,808

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Accounts receivable	$1,271,000	$1,000
Less allowance for doubtful accounts	(16,000)	-
Total accounts receivable, net	$1,255,000	$1,000

5.	INVENTORY

	June 30, 2019	December 31, 2018
	(Unaudited)
Raw materials	$64,000	$-
Finished goods	124,000	-
Total inventory	188,000	-
Less inventory reserve	(23,000)	-
Total inventory, net	$165,000	$-

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(Unaudited)
Computers	$47,000	$28,000
Furniture and fixture	83,000	56,000
Machinery and equipment	165,000	24,000
Software	113,000	-
Vehicles	17,000	-
Leasehold improvement	30,000	-
Total property and equipment	455,000	108,000
Accumulated Depreciation	(399,000)	(97,000)
Total property and equipment, net	$56,000	$11,000

Depreciation expense amounted to $13,000 and $10,000 for six months ended June 30, 2019 and 2018, respectively.

7.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of and lease liabilities for operating lease of $1,219,000 and $1,230,000, respectively. There was no cumulative-effect adjustment to retained earnings.

Three Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$170,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the second quarter 2019	$—
Weighted average remaining lease term – operating leases (in years)	4.05
Average discount rate – operating leases	8.5%

At June 30, 2019
Operating leases
Long-term right-of-use assets	$1,219,000

Short-term operating lease liabilities	$227,000
Long-term operating lease liabilities	1,003,000
Total operating lease liabilities	$1,230,000

Year Ending	Operating Leases
2019 (remaining 6 months)	$170,000
2020	348,000
2021	341,000
2022	304,000
2023	313,000
Total lease payments	1,476,000
Less: Imputed interest/present value discount	(246,000)
Present value of lease liabilities	$1,230,000

In February 2019, the Company entered into a new lease agreement to move and expand the Company’s corporate headquarters (the “Original Lease”). In March 2019, the Company elected to exercise its right to extend the term of the Original Lease by an additional 24 months, for a total of 89 months (the “Extension”). In July 2019, the Company amended the Original Lease (the “Amended Lease”; and, together with the Original Lease and the Extension, the “Lease”). The Lease is for approximately 6,700 square feet of new construction space, comprised of approximately 4,880 square feet (the “Initial Premises”) and approximately 1,850 square feet (the “Must-Take Space”) located at 2210 Newport Boulevard, Suite 200, Newport Beach, California 92663, on the Balboa Peninsula. The Lease has a term of 89 months, beginning on the date that the Company occupies the Must-Take Space.

The Lease commenced in August 2019 with respect to the Initial Premises and the Company anticipates that it will take control of the Must-Take Space in January 2020. Thus, the Company believes that the total term of the Lease will be 94 months.

The average monthly base rent for the first 12 months of the Lease is approximately $13,000 after rent abatement. For the next 82 months of the Lease, the average monthly base rent will be approximately $39,000. Pursuant to ASU 2016-02, the Company expects to record approximately $2.4 million as a right-of-use asset and corresponding liability once the Company takes possession and control of the leased premises.

The Company has four leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. The lessor is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of Verb Direct.

8.	NOTE PAYABLE

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2019	Balance at December 31, 2018
Note 1 (A)	March 22, 2019	April 10, 2019	5.0%	$310,000	$-	$-
Note 2 (B)	March 29, 2019	July 10, 2019	5.0%	53,000	53,000	-
Note 3 (C)	April 2, 2019	July 10, 2019	5.0%	53,000	157,000
Note 4 (D)	April 30, 2019	April 29, 2020	5.0%	500,000	500,000	-

Total notes payable – related parties					710,000	-
Debt discount					(1,000)	-
Total notes payable, net of debt discount					$709,000	$-

(A)

On March 22, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $310,000, in exchange for net proceeds of $300,000, representing an original issue discount of $10,000, which is included in the original principal amount. The note is unsecured and bears interest on the principal amount at a rate of 5% per annum. The note was due on demand at any time after April 10, 2019.

As a result of the issuance of the note, the Company incurred aggregate costs of $10,000 related to the note’s original issue discount. The Company recorded these costs as a note discount and is being amortized over the term of the note.

In April 2019, the Company paid off the balance of $310,000 and accrued interest totaling $1,000. As part of the payment, the Company amortized the remaining debt discount of $10,000.

As of June 30, 2019, the outstanding balance of the note was $0.

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

As of June 30, 2019, the outstanding balance of the note amounted to $53,000. On July 10, 2019, we amended the note, pursuant to which, on July 10, 2019, the aggregate outstanding principal and all accrued and unpaid interest converted into 27,018 shares of our Common Stock, and a warrant to purchase up to 27,018 shares of our Common Stock at an exercise price of $3.44 per share.

(C)

On April 2, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $157,000, in exchange for net proceeds of $150,000, representing an original issue discount of $7,000, which is included in the original principal amount. The note is unsecured and bore interest on the principal amount at a rate of 5% per annum. The note was due demand at any time after July 10, 2019.

As a result of the issuance of the note, the Company incurred aggregate costs of $7,000 related to the note’s original issue discount. The Company recorded these costs as a note discount and is being amortized over the term of the note.

As of June 30, 2019, the outstanding balance of the note amounted to $157,000. On July 10, 2019, we amended the note, pursuant to which, on July 10, 2019, the aggregate outstanding principal and all accrued and unpaid interest converted into 81,178 shares of our Common Stock, and a warrant to purchase up to 81,178 shares of our Common Stock at an exercise price of $3.44 per share.

(D)

On April 30, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $500,000, in exchange for net proceeds of $500,000. The note was unsecured and bore interest on the principal amount at a rate of 5% per annum. The note was due on April 29, 2020.

As of June 30, 2019, the outstanding balance of the note amounted to $500,000. On July 10, 2019, we amended the note, pursuant to which, on July 29, 2019, the aggregate outstanding principal and all accrued and unpaid interest converted into 490,090 shares of our Common Stock.

Total interest expense for notes payable was $7,000 and $0 for six months ended June 30, 2019 and 2018, respectively. The Company paid $1,000 and $0 in interest for the six months ended June 30, 2019 and 2018, respectively.

9.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of June 30, 2019 and December 31, 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2019	Balance at December 31, 2018
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Note 4 (D)	March 22, 2019	April 30, 2019	5.0%	58,000	-	-
Total notes payable – related parties					1,177,000	1,177,000
Non-current					(1,065,000)	(1,065,000)
Current					$112,000	$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on February 8, 2021, as amended.

As of June 30, 2019, and December 31, 2018, the outstanding balance of the note amounted to $825,000, respectively.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of June 30, 2019, and December 31, 2018, the outstanding principal balance of the note was equal to $112,000, respectively. As of June 30, 2019, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of June 30, 2019, and December 31, 2018, the outstanding balance of the note amounted to $240,000, respectively.

(D)

On March 22, 2019, the Company issued a note payable to Mr. Jeff Clayborne, the Company’s Chief Financial Officer, in the amount of $58,000. The note was unsecured, bore interest at a rate of 5% per annum, and matured on April 30, 2019.

On April 11, 2019, the Company paid off the balance of $58,000.

As of June 30, 2019, the outstanding balance of the note was $0.

Total interest expense for notes payable to related parties was $70,000 and $117,000 for six months ended June 30, 2019 and 2018, respectively. The Company paid $63,000 and $182,000 in interest for the six months ended June 30, 2019 and 2018, respectively.

10.	CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of June 30, 2019 and December 31, 2018:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2019	Balance at December 31, 2018

Note payable (A)	October 19, 2018	April 19, 2019	10%	$1,500,000	$-	$1,500,000
Note payable (B)	October 30, 2018	April 29, 2019	5%	$400,000	-	400,000
Note payable (C)	February 1, 2019	August 2, 2019	10%	$500,000	-	-
Total notes payable					-	1,900,000
Debt discount					-	(1,082,000)

Total notes payable, net of debt discount					$-	$818,000

(A)	On October 19, 2018, the Company issued an unsecured convertible note to Bellridge Capital, LP (“Bellridge”), an unaffiliated third-party, in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,242,000, representing an original issue discount of $150,000, and paid legal and financing expenses of $109,000. In addition, the Company issued 96,667 shares of its Common Stock with a fair value of $595,000. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% since the note was issued at 10% less than its face value. The note matured in April 2019. The note was also convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company would be in default if it did not repay the principal amount of the note, as required. The other events of default are standard for the type of transaction represented by the related securities purchase agreement and the note. In the event of a default, the conversion price in effect on any date on which some or all of the principal of the note is to be converted would be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which Bellridge provided its notice of conversion. Upon an Event of Default, the Company would owe Bellridge an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to of all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company agreed that, on or after the occurrence of an Event of Default, it would reserve and keep available that number of shares of its Common Stock that equaled 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination). The Company determined that, because the conversion price is unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $1,273,000 at the date of issuance.

As a result of the issuance of the note, the Company incurred aggregate costs of $2,126,000 related to the note’s original issue discount, legal and financing expenses, the fair value of the Common Stock issued and the recognition of the derivative liability. The Company recorded these costs as a note discount up to the face value of the note of $1,500,000 and the remaining $626,000 as financing costs in October 2018. The note discount was being amortized over the six-month term of the note.

In April 2019, the Company paid the balance of $1,500,000. Prior to the payoff the Company recognized a change in fair market value in the derivative liability totaling $670,000. As part of the payoff the Company amortized the remaining debt discount of $144,000 and recognized a gain on extinguishment of the derivative liability totaling $1,396,000.

As of June 30, 2019, the outstanding balance of the note was $0 and unamortized debt discount was $0.

(B)	On October 30, 2018, the Company issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000. The notes bore interest at a rate of 5% per annum and matured on April 29, 2019. Upon the Company’s consummation of its underwritten public offering of the Company’s units, all, and not less than all, of (i) the outstanding principal amount and (ii) the accrued interest thereunder were to be converted into shares of the Company’s Common Stock. The per-share conversion price equaled seventy-five percent (75%) of the effective offering price of the Common Stock in the Company’s recent underwritten public offering. The Company determined that, because the conversion price was unknown, that the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $302,000 at the date of issuance and was accounted as a debt discount and was being amortized over the term of the notes payable.

On April 5, 2019, the Company converted the outstanding principal amount and accrued interest of $410,000 into 182,333 shares of Common Stock. Prior to the conversion, the Company recognized a change in fair market value in the derivative liability totaling $21,000. In addition, the Company amortized the remaining debt discount of $48,000 and recognized a gain on extinguishment of the derivative liability totaling $187,000.

As of June 30, 2019, the outstanding balance of the note was $0 and unamortized debt discount was $0.

(C)

On February 1, 2019, the Company issued an unsecured convertible note to Bellridge, an unaffiliated third-party, in the aggregate principal amount of $500,000 in exchange for net proceeds of $432,000, representing an original issue discount of $25,000, and paid legal and financing expenses of $43,000. In addition, the Company issued 16,667 shares of its Common Stock with a fair value of $128,000. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% since the note was issued at 10% less than its face value. The note matured in August 2019. The note was also convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company would have been in default if it did not repay the principal amount of the note, as required. The other events of default were standard for the type of transaction represented by the related securities purchase agreement and the note. The conversion price in effect on any date on which some or all of the principal of the note would have been converted would be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which Bellridge provides its notice of conversion. Upon an Event of Default, the Company would have owed Bellridge an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to of all other amounts, costs, expenses, and liquidated damages that would have been due in respect thereof. The Company agreed that, on or after the occurrence of an Event of Default, it would reserve and keep available that number of shares of its Common Stock that is at least equal to 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination). The Company determined that, because the conversion price was unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $388,000 at the date of issuance.

As a result of the issuance of the note, the Company incurred aggregate costs of $584,000 related to the note’s original issue discount, legal and financing expenses, the fair value of the Common Stock issued and the recognition of the derivative liability. The Company recorded these costs as a note discount up to the face value of the note of $500,000 and the remaining $84,000 as financing costs. The note discount was being amortized over the six-month term of the note.

On April 2, 2019, the Company increased the outstanding principal amount of the note by $25,000 to an aggregate of $525,000 and issued 8,606 shares of Common Stock with a fair value of $55,000. The Company accounted for the increase in principal and the fair value of the shares of Common Stock in the aggregate of $80,000 as part its financing costs.

In April 2019, the Company paid off the outstanding principal balance of $525,000. Prior to the payoff, the Company recognized a change in fair market value in the derivative liability totaling $260,000. In addition, the Company amortized the remaining debt discount of $366,000 and recognized a gain on extinguishment of the derivative liability totaling $644,000.

As of June 30, 2019, the outstanding balance of the note was $0 and unamortized debt discount was $0.

Total interest expense for convertible notes payable was $5,000 and $145,000 for the six months ended June 30, 2019 and 2018, respectively.

11.	DERIVATIVE LIABILITY

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

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	June 30, 2019	Upon Issuance	December 31, 2018
Stock Price	$2.00	$7.65	$4.80
Exercise Price	$1.88	$5.63	$2.70
Expected Life	3.48	0.50	1.78
Volatility	195%	164%	184%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	2.43%	2.46%	2.46%

Fair Value	$219,000	$388,000	$2,576,000

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

During the six months ended June 30, 2019, the Company recorded an additional derivative liability totaling $388,000 as a result of the issuance of a convertible note. The Company also recorded a change in fair value of $518,000 to account the changes in fair value of these derivative liabilities for the six months ended June 30, 2019. In addition, the Company also recorded a gain on extinguishment of $2,227,000 to account for the extinguishment of derivative liabilities associated with the payoff of convertible debt for the six months ended June 30, 2019. At June 30, 2019, the fair value of the derivative liability amounted to $219,000. The details of derivative liability transactions for the six months ended June 30, 2019 and 2018 are as follows:

June 30, 2019
Beginning Balance	$2,576,000
Fair value upon issuance of notes payable and warrants	388,000
Change in fair value	(518,000)
Extinguishment	(2,227,000)
Ending Balance	$219,000

12.	EQUITY TRANSACTIONS

The Company’s Common Stock activity for the six months ended June 30, 2019 is as follows:

Units – Common Stock and Warrants

Shares and Warrants Issued as Part of the Company’s Underwritten Public Offering

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

On April 9, 2019, we closed the Public Offering and issued 6,389,776 Units, consisting of an aggregate of 6,389,776 Firm Shares and Firm Warrants to purchase up to an aggregate of 6,389,776 Firm Warrant Shares. In connection with the closing, the Underwriter partially exercised its over-allotment option and purchased an additional 159,820 Units, consisting of an aggregate of 159,820 Option Shares and Option Warrants to purchase up to an aggregate of 159,820 Option Warrant Shares. We received net proceeds of approximately $18,614,000, net of underwriting commissions and other offering expenses in the aggregate of $2,047,000. Included in the offering expenses were $161,000 in various legal and professional expenses that were incurred and paid in fiscal 2018 and accounted for as a deferred offering costs as of December 31, 2018. This amount was derecognized upon close of the public offering in April 2019 and was recorded as a reduction to paid in capital.

In connection with the Public Offering, we also issued the Underwriter warrants to purchase up to 319,488 shares of our Common Stock (the “Underwriter Warrants”), at an exercise price of $3.913. The Underwriter Warrants are exercisable at any time, and from time to time, in whole or in part, during the four-year period commencing one year from the effective date of the Registration Statement.

Common Stock

Shares Issued for the Acquisition of Verb Direct – In April 2019, we issued 3,327,791 shares of Common Stock with a fair value of $7,820,000 as part of our acquisition of Verb Direct. See Note 3, Acquisition of Verb Direct, for additional information.

Shares Issued for Services – During the six months ended June 30, 2019, the Company issued 197,810 shares of Common Stock to vendors for services rendered with a fair value of $728,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Shares Issued Upon Issuance of Convertible Note – During the six months ended June 30, 2019, the Company issued to a note holder 25,272 shares of Common Stock with a fair value of $182,000 as an inducement for the issuance of a note payable. See Note 10, Convertible Notes Payable, for additional information.

Conversion of Notes Payable – During the six months ended June 30, 2019, the Company issued 182,333 shares of Common Stock upon conversion of notes payable and accrued interest of $410,000. See Note 10, Convertible Notes Payable, for additional information.

Conversion of Accounts Payable – On April 30, 2019, the Company converted accounts payable in the amount of $10,000 into 4,142 shares of Common Stock with a fair value of $10,000 at the date of conversion.

Stock Options

Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the “Plan”) under the administration of the board of directors to retain the services of valued key employees and consultants of the Company.

At its discretion, the Company grants share option awards to certain employees and non-employees under the Plan and accounts for it in accordance with ASC 718, Compensation – Stock Compensation.

A summary of option activity for the six months ended June 30, 2019 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2018	2,478,974	$5.25	2.93	$2,660,000
Granted	590,500	4.41	-	-
Forfeited	(236,667)	5.57	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2019	2,832,807	$5.10	2.80	$480,000

Vested June 30, 2019	1,424,608	$4.51		$427,000

Exercisable at June 30, 2019	802,307	$5.12		$153,000

During the six months ended June 3, 2019, the Company granted stock options to employees and consultants to purchase a total of 590,500 shares of Common Stock for services to be rendered. The options have an average exercise price of $4.41 per share, expire in five years, and vests (i) 50% on the grant date and the remaining 50% on the 12-month anniversary of the grant date, (ii) in three equal installments during the three years from the grant date, (iii) in 4 equal installments during the four years from the grant date, or (iv) in 12 equal installments based on achieving performance targets during the three years from the grant date. The total fair value of these options at the grant date was approximately $1,991,000 using the Black-Scholes Option pricing model.

The total stock compensation expense recognized relating to vesting of stock options for the six months ended June 30, 2019 amounted to $920,000. As of June 30, 2019, total unrecognized stock-based compensation expense was $4.4 million, which is expected to be recognized as part of operating expense through June 2023.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.91 - 2.75%	2.25 – 2.85%
Average expected term (years)	5 years	5 years
Expected volatility	201.3 -241.7%	184.5 – 190.2%
Expected dividend yield	-	-

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

Warrants

The Company has the following warrants outstanding as of June 30, 2019, all of which are exercisable:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	940,412	$3.60	2.32	$1,974,000
Granted	7,032,823	3.47	-	-
Forfeited	(6,667)	6.00	-	-
Exercised	(186,969)	1.15	-	-
Outstanding at June 30, 2019, all vested	7,779,602	$3.54	4.61	$158,000

During the six months ended June 30, 2019, the Company granted warrants to purchase a total of 6,869,084 shares of Common Stock as part of a public offering. The warrants are exercisable at an average price of $3.46 per share and will expire in January 2023 (see Note 12). See Note 12, Equity Transactions, for additional information.

During the six months ended June 30, 2019, the Company granted fully vested warrants to purchase a total of 163,739 shares of Common Stock for services rendered. The warrants are exercisable at an average price of $3.76 per share and will expire in January 2023. The total fair value of these warrants at the grant date was approximately $439,000 using the Black-Scholes Option pricing model and was expensed upon grant.

During the six months ended June 30, 2019, a total of 186,969 warrants were exercised and converted into 173,714 common shares at a weighted average exercise price of $1.15. The Company received $45,000 upon exercise of the warrants.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

On April 24, 2018, EMA  Financial, LLC, a New York limited liability company (“EMA”) commenced an action against us, styled EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The Complaint sets forth four causes of action and seeks relief consisting of: (1) money damages, (2) injunctive relief, (3) liquidated damages, and (4) declaratory relief. All of the claims stem from our refusal to honor EMA’s exercise notice in connection with a common stock purchase warrant that we had granted to it. We believe EMA’s allegations are entirely without merit.

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

The parties have undergone depositions and exchanged document production. Discovery was scheduled to end on January 31, 2019. Neither party has requested to extend the discovery period. Notwithstanding the pending action, in December 2018, EMA attempted to exercise the warrant through the Company’s transfer agent utilizing the disputed cashless exercise formula. The transfer agent rejected EMA’s request and notified the Company who promptly filed a motion for a preliminary injunction to enjoin EMA from making any further attempts to exercise the warrant in this manner during the pendency of the action. The Company is awaiting a decision from the Court on its preliminary injunction motion. As of the date of this Quarterly Report on the Form 10-Q, the Court has not ruled on our motion. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

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

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896. As of the date of this Quarterly Report on Form 10-Q, the plaintiff has not served either defendant. The complaint purports to be a “class action complaint for violations of the Federal Securities Laws.” The allegations relate to a January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc., and the purchases of and sales of securities by the named plaintiff (and, purportedly, all of the members of the yet to be established class through and including approximately May 2, 2018). The Company and Mr. Cutaia deny all allegations contained in the Complaint and, if and when served, intends to defend vigorously.

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Board of Directors

The Company has committed an aggregate of $270,000 in annual compensation to its three independent board members commencing on the date the Company became listed on the Nasdaq Stock Market, LLC (“Nasdaq”). The members will serve on the board of directors until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

14.	SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to June 30, 2019, the Company issued 9,716 shares of Common Stock to vendors for services rendered with a fair value of $15,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Grant of Stock Options

Subsequent to June 30, 2019, the Company granted stock options to an employee to purchase a total 45,167 shares of Common Stock for services rendered. The options have an exercise price of $3.13 per share, expire in five years, and vest on grant date or over a period of four years from grant date. The total fair value of these options at the grant date was $91,000 using the Black-Scholes option pricing model.

Conversion of Notes Payable

Subsequent to June 30, 2019, the Company issued 598,286, shares of restricted Common Stock and warrants to purchase up to 108,196 shares of Common Stock, with an exercise price of $3.44, upon the conversion of the aggregate principal amount notes outstanding and accrued interest thereunder of $719,000. For additional information, please see Note 8, Notes Payable, to these unaudited consolidated financial statements.

Issuance of Notes Payable

Subsequent to June 30, 2019, we issued unsecured promissory notes to an unaffiliated third-party in the aggregate principal amount of $320,000, in exchange for net proceeds of $300,000, representing an original issue discount of $20,000, which is included in the original principal amount. The note is unsecured. The note is due three business days following an equity or debt offering (or combination) in excess of One Million Dollars ($1,000,000) by the Company.

Preferred Stock and Warrant Offering

On August 14, 2019, we entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers named therein (collectively, the “Preferred Purchasers”), pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of up to 3.87 million shares of Common Stock (an amount equivalent to the number of shares of Common Stock into which the Series A Preferred Stock is initially convertible). Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option into that number of shares of Common Stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of Common Stock. The Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable from and after six months after the date of issuance, and will expire five years from the date of issuance. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted warrants to issue up to 3,245,162 shares of Common Stock in connection therewith resulting in aggregate proceeds of $5,030,000. Both the conversion price of the Series A Preferred Stock and the exercise price of the Warrants are subject to downward price adjustments in the event of certain future equity sales or rights offerings.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of Verb for the three and six-month periods ended June 30, 2019 and 2018, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can affect actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiary, Verb Direct, on a consolidated basis, unless otherwise specified.

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

On February 1, 2019, we implemented a 1-for-15 Reverse Stock Split of our Common Stock. The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen (15) as of February 1, 2019. All historical share and per share amounts reflected throughout our consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

On April 12, 2019, we completed our acquisition of Sound Concepts through a two-step merger, consisting of merging Merger Sub 1 with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 then having ceased) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary. As a result of the merger, Merger Sub 2’s corporate name changed to “Verb Direct, LLC.” On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of Sound Concepts Capital Stock issued and outstanding immediately prior to the effective time, was cancelled in exchange for cash payment by us of an aggregate of $15,000,000, and the issuance of an aggregate of 3,327,791 restricted shares of our Common Stock, with an agreed value of $10,000,000 on the pricing date, which was at or about the date on which we priced our Public Offering. The Acquisition Cash Payment was paid using a portion of the net proceeds we received as a result of our recent Public Offering of Units that closed on April 9, 2019. Pursuant to the requirements of current accounting guidance, we valued the acquisition shares at $7,820,000 on the closing date of the transaction.

We are an applications services provider, offering cloud-based business software products under the brand name “Verb” on a subscription basis. Our flagship product, Verb Go, is a CRM application that is distinguishable from other CRM programs because it utilizes our proprietary interactive video technology as the primary means of communication between sales and marketing professionals and their customers or prospects. The data collection and analytics capabilities of our application inform our users right on their device how long the prospects watched the video, how many times they watched it, and what they clicked-on. It then displays information within the application to immediately separate hot leads or interested customers from those that haven’t seen the video or otherwise expressed interest in the content. These capabilities provide for a much more efficient and effective sales process, resulting in increased sales conversion rates.

Through Verb Go, users can quickly, simply, and easily create, distribute, and post videos on social media to which they can add a choice of on-screen clickable “tags,” which are interactive icons, buttons, and other on-screen elements, that when clicked, allow their prospects and customers to respond to a users’ call to action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer the ability to click on a product they see featured in a video and buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionality. Verb Go interactive videos can be distributed via email or text messaging or posted directly to social media, and no software download is required to view the Verb interactive videos. Verb Go is available by subscription for individual and enterprise users. We developed the proprietary patent-pending interactive video technology that serves as the basis for all of our cloud, SaaS Verb applications.

Our client base consists primarily of enterprise customers in the $200 billion global direct sales industry1, though we have begun to provide our application services on a SaaS basis to clients in other business sectors, including large professional associations such as the National Association of Health Underwriters; educational institutions, such as the Sachem School District in New York; auto leasing, such as D & M Auto Leasing, the largest auto leasing business in the country; as well as to clients in health care, and the burgeoning CBD industry, among others business sectors. Currently, we provide services to approximately 100 clients in the direct sales industry, which include Young Living Essential Oils, Isagenix International, Vasayo, Nerium International, Forever Living Products International, Seacret Spa, among many others. For the direct sales industry, our application provides recruiting tools, sales representative training, and education tools, as well as instant notification capabilities to notify users when a prospect has watched an interactive video or other content shared through our application. The application also tracks customer purchases and provides tools for corporate management to monitor field activity for tracking the effectiveness of campaigns, as well as compliance. Our application is currently in use in over 59 different countries, in 48 languages, and currently has approximately 700,000 individual users.

Results of Operations

Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

The following is a comparison of our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change

Revenue, net	$3,733,000	$8,000	$3,725,000
Cost of revenue	2,042,000	7,000	2,035,000

Gross margin	1,691,000	1,000	1,690,000

Operating Expenses:
Research and development	1,335,000	105,000	1,230,000
Depreciation and amortization	567,000	5,000	495,000
General and administrative	3,262,000	(495,000)	3,824,000
Total operating expenses	5,164,000	(385,000)	5,549,000

Income / (Loss) from operations	(3,473,000)	386,000	(3,859,000)

Other income (expense)
Other income / (expense)	(1,000)	1,000	(2,000)
Financing costs	(55,000)	-	(55,000)
Interest expense - amortization of debt discount	(572,000)	-	(572,000)
Change in fair value of derivative liability	(426,000)	1,444,000	(1,870,000)
Gain on extinguishment of derivative liability, net	2,227,000	-	2,227,000
Interest expense	(43,000)	(59,000)	16,000
Total other income / (expense)	1,130,000	1,386,000	(256,000)

Net Income / (Loss)	$(2,343,000)	$1,772,000	$(4,115,000)

Revenues

Total revenues for the quarter ended June 30, 2019 were $3.7 million compared to $8,000 for the quarter ended June 30, 2018. The increase in revenues is attributed to sales of Verb Direct, our wholly-owned subsidiary that we acquired in April 2019. As a result of the acquisition of Verb Direct, Verb now has three revenue channels: (1) SaaS that is an interactive video CRM application, (2) welcome kits, which consists of “starter kits” for corporations to use for their marketing needs, and (3) fulfillments, which consists of various custom products used for marketing purposes at conferences and other events or sample packs ordered through the digital application. SaaS revenue for the quarter ended June 30, 2019 was $1.5 million compared to $8,000 for the quarter ended June 30, 2018. Revenue derived from welcome kits, fulfillment, and shipping for the quarter ended June 30, 2019 was $2.2 million compared to $0 for the quarter ended June 30, 2018.

Cost of Revenue

Total cost of revenue for the quarter ended June 30, 2019 was $2.0 million compared to $7,000 for the quarter ended June 30, 2018. The increase in cost of revenue is attributed to costs of Verb Direct. SaaS cost of revenue for the quarter ended June 30, 2019 was $176,000 compared to $7,000 for the quarter ended June 30, 2018. Cost of revenue derived from the welcome kits, fulfillments, and shipping for the quarter ended June 30, 2019 was $1.9 million compared to $0 for the quarter ended June 30, 2018.

Operating Expenses

Research and development expenses were $1.3 million for the quarter ended June 30, 2019, as compared to $105,000 for the quarter ended June 30, 2018. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct and additional product development and testing to support the integration of Verb Direct plus enhancements to our core platform to facilitate native integrations with Salesforce.com, Inc. (“Salesforce.com”), Microsoft Corporation (“Microsoft”), Adobe Inc. (“Adobe”), and other channel partners.

Depreciation and amortization expense was $567,000 for the quarter ended June 30, 2019, as compared to $5,000 for the quarter ended June 30, 2018. The increase was associated with the $495,000 of amortization related to the intangible asset recorded as part of the acquisition of Verb Direct in April 2019 plus other depreciation and amortization attributed to Verb Direct.

General and administrative expenses for the quarter ended June 30, 2019 were $3.3 million as compared to ($495,000) for the quarter ended June 30, 2018. The increase to general and administrative expenses is related to an increase in stock compensation expense of $2.4 million, general and administration expenses attributed to Verb Direct of $1.0 million, an increase in labor to support growth of $323,000, and an increase in recruiting expense of $70,000. General and administrative expenses for the quarter ended June 30, 2018 were primarily attributed to a contra expense in stock-based compensation expense of $1.2 million. The credit in stock-based compensation was attributed to the prior year revaluation of our consultants’ unvested restricted stock and stock options.

Other income / (expense), net, for the quarter ended June 30, 2019 equaled $1.1 million, which represented a gain on extinguishment of derivative liability of $2.2 million, offset by interest expense for amortization of debt discount of ($572,000), a change in the fair value of derivative liability of ($426,000), financing costs of ($55,000), interest expense of ($43,000), and other expense of ($1,000). Other income, net, for the quarter ended June 30, 2018 equaled $1.4 million, which represented a change in the fair value of derivative liability of $1.4 million plus other income of $1,000, offset by interest expense of ($59,000).

Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

The following is a comparison of our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change

Revenue, net	$3,742,000	$16,000	$3,726,000
Cost of revenue	2,072,000	8,000	2,064,000
Gross margin	1,670,000	8,000	1,662,000

Operating Expenses:
Research and development	1,899,000	236,000	1,663,000
Depreciation and amortization	570,000	10,000	560,000
General and administrative	5,448,000	4,769,000	679,000
Total operating expenses	7,917,000	5,015,000	2,902,000

Income / (Loss) from operations	(6,247,000)	(5,007,000)	(1,240,000)

Other income (expense)
Other income / (expense)	(1,000)	(4,000)	3,000
Financing costs	(139,000)	(172,000)	33,000
Interest expense - amortization of debt discount	(1,626,000)	(748,000)	(878,000)
Change in fair value of derivative liability	518,000	(1,181,000)	1,699,000
Gain on extinguishment of derivative liability, net	2,227,000	652,000	1,575,000
Interest expense	(83,000)	(263,000)	180,000
Total other income / (expense)	896,000	(1,716,000)	2,612,000

Net Income / (Loss)	$(5,351,000)	$(6,723,000)	$1,372,000

Revenues

Total revenues for the six months ended June 30, 2019 were $3.7 million compared to $16,000 for the six months ended June 30, 2019. The increase in revenues is attributed to revenues generated by Verb Direct, our wholly-owned subsidiary that we acquired in April 2019. As a result of the acquisition, Verb now has three revenue channels: (1) SaaS that is an interactive video CRM application; (2) welcome kits, which consists of “starter kits” for corporations to use for their marketing needs; and (3) fulfillments, which consists of various custom products used for marketing purposes at conferences and other events or sample packs ordered through the digital application. SaaS revenue for the six months ended June 30, 2019 was $1.5 million compared to $16,000 for the six months ended June 30, 2018. Revenue derived from welcome kits, fulfillments, and shipping for the six months ended June 30, 2019 was $2.2 million compared to $0 for the six months ended June 30, 2018.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2019 was $2.1 million compared to $16,000 for the six months ended June 30, 2018. The increase in cost of revenue is attributed to cost of revenues of Verb Direct. SaaS cost of revenue for the six months ended June 30, 2019 was $206,000 compared to $8,000 for the six months ended June 30, 2018. Cost of revenue for the welcome kits, Fulfillment, and shipping for the quarter ended June 30, 2019 was $1.9 million compared to $0 for the six months ended June 30, 2018.

Operating Expenses

Research and development expenses were $1.9 million for the six months ended June 30, 2019, as compared to $236,000 for the six months ended June 30, 2018. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct and additional product development and testing to support the integration of Verb Direct plus enhancements to our core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners.

Depreciation and amortization expense was $570,000 for the six months ended June 30, 2019, as compared to $10,000 for the six months ended June 30, 2018. The increase was associated with the $495,000 of amortization related the intangible asset recorded as part of the acquisition of Verb Direct, in addition to depreciation and amortization for Verb Direct for the six months ended June 30, 2019.

General and administrative expenses for the six months ended June 30, 2019 were $5.4 million as compared to $4.8 million for the six months ended June 30, 2018. The increase to general and administrative expenses is related to the inclusion of general and administration expenses of Verb Direct, which totaled $1.0 million, an increase in professional services of $673,000 related to the up-listing of our Common Stock and warrants to Nasdaq, the acquisition of Verb Direct, and an increase in labor to support growth of $494,000, all offset by a decrease in stock compensation expense of $1.4 million.

Other income / (expense), net, for the six months ended June 30, 2019 equaled $896,000, which represented a gain on extinguishment of derivative liability of $2.2 million and a change in the fair value of derivative liability of $518,000, offset by interest expense for amortization of debt discount of ($1.6 million), financing costs of ($139,000), and interest expense of ($83,000) and other expense of ($1,000). Other income / (expense), net, for the six months ended June 30, 2018 equaled $1.7 million, which represented a change in the fair value of derivative liability of ($1.2 million), interest expense for amortization of debt discount of ($748,000), interest expense of ($263,000), financing costs of ($172,000), other expense of ($4,000), offset by a gain on extinguishment of derivative liability of $652,000.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net loss	$(2,343,000)	$1,772,000	(5,351,000)	$(6,723,000)

Adjustments:
Other (income) / expense	1,000	(1,000)	1,000	(4,000)
Stock compensation expense	1,236,000	(1,154,000)	2,087,000	3,457,000
Financing costs	55,000	-	139,000	172,000
Amortization of debt discount	572,000	-	1,626,000	748,000
Change in fair value of derivative liability	426,000	(1,444,000)	(518,000)	1,181,000
Debt extinguishment, net	(2,227,000)	-	(2,227,000)	(652,000)
Interest expense	43,000	59,000	83,000	263,000
Depreciation	7,000	5,000	13,000	10,000
Amortization of intangible assets	495,000	-	495,000	-
Total EBITDA adjustments	608,000	(2,535,000)	1,699,000	5,175,000
Modified EBITDA	$(1,735,000)	$(763,000)	(3,652,000)	$(1,548,000)

The $972,000 decrease in modified EBITDA for the three months ended June 30, 2019 compared to the same period in 2018, resulted from the increase in labor-related costs and professional services associated with our growth and the acquisition of Verb Direct.

The $2.1 million decrease in modified EBITDA for the six months ended June 30, 2019 compared to the same period in 2018, resulted from the increase in professional services and business-related expenses related to the up-listing our Common Stock and the warrants to Nasdaq, the acquisition of Verb Direct, and an increase in labor-related costs.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $5.4 million during the six months ended June 30, 2019. We also utilized cash in operations of $3.5 million during the six months ended June 30, 2019. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Overview

As of June 30, 2019, we had cash of $412,000. We estimate our operating expenses for the next three months may continue to exceed any revenues we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

In April 2019, we closed our Public Offering that provided the Company with gross proceeds of approximately $20,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The proceeds were used to pay the Acquisition Cash Payment of $15,000,000 in connection with the acquisition of Sound Concepts (now, Verb Direct), pay principal and interest amounts outstanding under convertible debt in the amount of $2,025,000, pay commissions and other offering expenses related to the Public Offering in the amount of $2,100,000, and pay other operating expenses.

On August 14, 2019, we entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers named therein (collectively, the “Preferred Purchasers”), pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of up to 3.87 million shares of Common Stock (an amount equivalent to the number of shares of Common Stock into which the Series A Preferred Stock is initially convertible). Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option into that number of shares of Common Stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of Common Stock. The Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable from and after six months after the date of issuance, and will expire five years from the date of issuance. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted warrants to issue up to 3,245,162 shares of Common Stock in connection therewith. We received gross proceeds equal to $5,030,000.

Subsequent to June 30, 2019, the Company closed unsecured debt financing totaling $300,000. The proceeds were used for working capital.

Cash Flows – Operating

For the six months ended June 30, 2019, our cash flows used in operating activities amounted to $3.5 million, compared to cash used for the six months ended June 30, 2018 of $1.9 million. The change is due to costs associated with the up-listing of our Common Stock and the listing of our warrants to Nasdaq, the acquisition of Verb Direct, and the growth of the business, which resulted in additional professional services, salary, and various operating expenses totaling $1.6 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in business activity was offset by an increase in accounts payable of $829,000.

Cash Flows – Investing

For the six months ended June 30, 2019, our cash flows used in investing activities amounted to $14.4 million, compared to cash provided in investing activities for the six months ended June 30, 2018 of $0. The change is attributed to the Acquisition Cash Payment of $15 million paid for Verb Direct offset by Verb Direct’s cash on hand at the time of acquisition of $557,000.

Cash Flows – Financing

Our cash provided by financing activities for the six months ended June 30, 2019 amounted to $17.8 million, which represented $18.6 million of net proceeds from the issuance of shares of our Common Stock, $1.0 million of proceeds from notes payable, $432,000 of proceeds from the issuance of convertible debt, $58,000 of unsecured related party debt, $45,000 of proceeds from warrant exercises, partially offset by $2.0 million paid in connection with convertible notes outstanding, $311,000 paid in connection with notes outstanding, and $58,000 paid in connection with related party notes outstanding. Our cash provided by financing activities for the six months ended June 30, 2018 amounted to $3.3 million, which represented $3.0 million of proceeds received from the issuances of shares of our Common Stock, $1.0 million of proceeds from the issuance of shares of our Common Stock from the exercise of a put option, $130,000 of proceeds from the issuance of convertible debt, and $22,000 of proceeds from the exercise of warrants, partially offset by $845,000 paid in connection with convertible notes outstanding.

Notes Payable – Related Parties

The Company has the following outstanding notes payable to related parties at June 30, 2019 that are due in the current year:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2019
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	170,000

Total notes payable – related parties					1,177,000
Non-current					(1,065,000)
Current					$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Rory J. Cutaia, the Company’s Chief Executive Officer and then-majority stockholder, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on February 8, 2021, as amended.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of June 30, 2019, the outstanding principal balance of the note was equal to $112,000.

(C)	On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note, as amended, bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021.

Notes Payable

The Company has the following outstanding convertible notes payable June 30, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2019
Note 1 (A)	March 29, 2019	July 10, 2019	5.0%	$53,000	$53,000
Note 2 (B)	April 2, 2019	July 10, 2019	5.0%	53,000	157,000
Note 3 (C)	April 30, 2019	April 29, 2020	5.0%	500,000	500,000

Total notes payable – related parties					710,000
Debt discount					(1,000)
Total notes payable, net of debt discount					$709,000

(A)	On March 29, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $53,000, in exchange for net proceeds of $50,000, representing an original issue discount of $3,000, which is included in the original principal amount. The note was unsecured and bore interest on the principal amount at a rate of 5% per annum. The note was due on demand at any time after July 10, 2019. On July 10, 2019, the Company and the note holder entered into an amendment, pursuant to which, on July 10, 2019, the outstanding principal amount and all accrued but unpaid interest was converted into 27,018 shares of Common Stock and warrants to purchase up to 27,018 shares of Common Stock at an exercise price of $3.44 per share.

(B)	On April 2, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $157,000, in exchange for net proceeds of $150,000, representing an original issue discount of $7,000, which is included in the original principal amount. The note was unsecured and bore interest on the principal amount at a rate of 5% per annum. The note was due on demand at any time after July 10, 2019. On July 10, 2019, the Company and the note holder entered into an amendment, pursuant to which, on July 10, 2019, the outstanding principal amount and all accrued but unpaid interest was converted into 81,178 shares of Common Stock and warrants to purchase up to 81,178 shares of Common Stock at an exercise price of $3.44 per share.

(C)	On April 30, 2019, we issued an unsecured promissory note to an unaffiliated third-party in the aggregate principal amount of $500,000, in exchange for net proceeds of $500,000. The note was unsecured and bore interest on the principal amount at a rate of 5% per annum. The note was due on April 29, 2020. On July 29, 2019, the Company and the note holder entered into an amendment pursuant to which, on July 29,2019, the outstanding principal amount and all accrued but unpaid interest was converted into 490,090 shares of Common Stock.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU2018-07 on January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

The Company values stock compensation based on the market price on the measurement date.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the six months ended June 30, 2019 and 2018 are as follows:

Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.91 - 2.75%	2.25 – 2.85%
Average expected term (years)	5 years	5 years
Expected volatility	201.3 -241.7%	184.5 – 190.2%
Expected dividend yield	-	-

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

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have undergone depositions and exchanged document production. Discovery was scheduled to end on January 31, 2019. Neither party has requested to extend the discovery period. Notwithstanding the pending action, in December 2018, EMA attempted to exercise the warrant through the Company’s transfer agent utilizing the disputed cashless exercise formula. The transfer agent rejected EMA’s request and notified the Company who promptly filed a motion for a preliminary injunction to enjoin EMA from making any further attempts to exercise the warrant in this manner during the pendency of the action. The Company is awaiting a decision from the Court on its preliminary injunction motion. As of the date of this Quarterly Report on Form 10-Q, the Court has not ruled on our motion. We intend to vigorously defend the action, as well as vigorously prosecute our counterclaims against EMA. The action is still pending.

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

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled Scott C. Hartmann, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, Defendant, Case Number 2:19-CV-05896. As of the date of this Quarterly Report on Form 10-Q, plaintiff has not served either defendant. The complaint purports to be a “class action complaint for violations of the Federal Securities Laws.” The allegations relate to a January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc., and the purchases of and sales of securities by the named plaintiff (and, purportedly, all of the members of the yet to be established class through and including approximately May 2, 2018). The Company and Mr. Cutaia deny all allegations contained in the complaint and, if and when served, intends to defend vigorously.

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for the Acquisition of Verb Direct

On April 12, 2019, we completed our acquisition of Sound Concepts pursuant to the Merger Agreement, by and among Sound Concepts, Merger Sub 1, Merger Sub 2, the Shareholders, the shareholders’ representative, and us. Pursuant to the Merger Agreement, we acquired Sound Concepts through a two-step merger, consisting of merging Merger 1 Sub with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 then having ceased) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary under the name Verb Direct. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective Time, each share of Sound Concepts Capital Stock, was cancelled in exchange for cash payment by us of an aggregate of $15,000,000, and the issuance of an aggregate of 3,327,791 restricted shares of our Common Stock. The Acquisition Cash Payment was paid using a portion of the net proceeds we received as a result of our Public Offering of Units that closed on April 9, 2019.

Shares Issued for Services – During the six months ended June 30, 2019, the Company issued 197,810 shares of Common Stock to vendors for services rendered with a fair value of $728,000. Issuance date or the date the Company entered into the agreement related to the issuance.

Shares Issued Upon Issuance of Convertible Note – During the six months ended, the Company granted a note holder 25,272 shares of Common Stock with a fair value of $182,000 as an inducement for the issuance of a note payable. For additional information, please see Note 10, Convertible Notes Payable, to the unaudited consolidated financial statements.

Conversion of Notes Payable – During the six months ended June 30, 2019, the Company issued 182,333 shares of Common Stock upon conversion of notes payable and accrued interest of $410,000. See Note 10, Convertible Notes Payable, to the unaudited consolidated financial statements.

Conversion of Accounts Payable - On April 30, 2019, the Company converted accounts payable of $10,000 into 4,142 shares of Common Stock with a fair value of $10,000 at the date of conversion.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On August 14, 2019, we entered into the SPA with the Preferred Purchasers, pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Preferred Stock (which, at the initial conversion price, are convertible into an aggregate of up to approximately 3.87 million shares of Common Stock) and Warrants to purchase up to an equivalent number of shares of Common Stock. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted warrants to issue up to 3,245,162 shares of Common Stock in connection therewith. We received gross proceeds equal to $5,030,000. The offering was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

The SPA grants the Preferred Purchasers a right to participate, up to a certain amount, in subsequent financings for a period of 24 months. The SPA also prohibits us from entering into any agreement to issue, or announcing the issuance or proposed issuance, of any shares of Common Stock or Common Stock equivalents for a period of 90 days after the date that the registration statement, registering the shares issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, is declared effective. We are also prohibited, until the date that the Preferred Purchasers no longer collectively hold at least 20% of the then-outstanding shares of Series A Preferred Stock issued pursuant to the SPA, from entering into an agreement to effect any issuance by us of Common Stock or Common Stock equivalents involving certain variable rate transactions. We also cannot enter into agreements related to “at-the-market” transactions for a period of 12 months. At the later of (i) the date that the Warrants are fully exercised, and (ii) 12 months from the date of the SPA, we cannot draw down on any existing or future agreement with respect to “at-the-market” transactions if the sale of the shares in such transactions has a per share purchase price that is less than $3.76 (two times the exercise price of the Warrants).

We have agreed to file a Registration Statement on Form S-1 with the SEC within 30 days after the closing date to register the shares of Common Stock underlying the Series A Preferred Stock and the Warrants and, once effective, to keep such Registration Statement continuously effective for a period of 24 months.

Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option in to that number of shares of Common Stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of Common Stock. In certain circumstances, the Series A Preferred Stock is mandatorily convertible into shares of Common Stock after the Company obtains stockholder approval to issue a number of shares of Common Stock in excess of 19.99% and the closing price of the Common Stock is 100% greater than the then-base conversion price on each trading day for any 20 trading days during a consecutive 30-trading-day period.

The holders of the Series A Preferred Stock have no voting rights. However, we cannot, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the rights, preferences, or restrictions given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption, or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series A Preferred Stock, (c) amend our Articles of Incorporation, or other charter documents in any manner that materially and adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

The holders of Series A Preferred Stock cannot convert the Series A Preferred Stock if, after giving effect to the conversion, the number of shares of our Common Stock beneficially held by the holder (together with such holder’s affiliates) would be in excess of 4.99% (or, upon election by a holder prior to the issuance of any shares, 9.99% of the number of shares of Common Stock issued and outstanding immediately after giving effect to the issuance of any shares of Common Stock issuance upon conversion of the Series A Preferred Stock held by the holder). The conversion price of the Series A Preferred Stock is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings.

The Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings.

We are also prevented from issuing shares of Common Stock upon conversion of the Series A Preferred Stock or exercise of the Warrants, which, when aggregated with any shares of Common Stock issued on or after the issuance date and prior to such conversion date or exercise date, as applicable (i) in connection with any conversion of the Series A Preferred Stock issued pursuant to the SPA, (ii) in connection with the exercise of any Warrants issued pursuant to the SPA, and (iii) in connection with the exercise of any warrants issued to any registered broker-dealer as a fee in connection with the issuance of the securities pursuant to the SPA, would exceed 4,459,725 shares of Common Stock (the “19.99% Cap”). This prohibition will terminate upon the approval by our stockholders of a release from such 19.99% Cap.

The foregoing descriptions of the SPA, Series A Preferred Stock, and the Warrants are qualified in their entirety by reference to each of the SPA, the Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock, and form of the Warrants, a copy of each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.), and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.), which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2014, and is incorporated herein by reference thereto.
3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012, which was filed as Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017, which was filed as Exhibit 3.5 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017, which was filed as Exhibit 3.6 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019, which was filed as Exhibit 3.7 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019, which was filed as Exhibit 3.8 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019, which was filed as Exhibit 3.9 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019, which was filed as Exhibit 3.10 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and is incorporated herein by reference thereto.
3.11	Statement of Merger of Verb Direct, Inc., a Utah corporation with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on
3.12*	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019.
4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.4	Promissory Note (Commitment Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.5	Promissory Note (First Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.6	Promissory Note (Second Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.7	Form of Warrant Certificate dated March 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
4.8	12% Secured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.9	12% Unsecured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.10	12% Unsecured Note dated December 1, 2015, issued by the Company in favor of Audit Prep Services, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.11	Form of 12% Secured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.12	Form of Warrant Certificate dated April 4, 2016 issued to Rory J. Cutaia, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.13	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.14	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.15	Form of Warrant Certificate dated April 4, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.16	Amendment to 12% Unsecured Convertible Note dated December 30, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.17	Warrant Certificate dated December 30, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.

4.18	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 13, 2017, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
4.19	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on July 28, 2017, which was filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017, and is incorporated herein by reference thereto.
4.20	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.21	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.22	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.23	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.24	8% Unsecured Convertible Note dated December 13, 2017 issued by the Company in favor of PowerUp Lending Group, LTD., which was filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 11, 2018 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.26	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.27	8% Unsecured Convertible Note dated January 10, 2018 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.28	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.29	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on September 1, 2017, which was filed as Exhibit 4.27 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.30	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018, which was filed as Exhibit 4.28 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.31	Convertible Promissory Note dated October 30, 2018 issued in favor of Ira Gains, which was filed as Exhibit 4.31 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.32	Convertible Promissory Note dated October 30, 2018 issued in favor of Gina Trippiedi, which was filed as Exhibit 4.32 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.33	5% Original Issue Discount Promissory Note due August 1, 2019 issued in favor of Bellridge Capital, LP, which was filed as Exhibit 4.33 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.34	Form of Investor Common Stock Purchase Warrant, which was filed as Exhibit 4.34 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
4.35	Form of Underwriter’s Common Stock Purchase Warrant, which was filed as Exhibit 4.35 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
4.36	Form of Common Stock Purchase Warrant granted in favor of A.G.P./Alliance Global Partners, which was filed as Exhibit 4.36 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
4.37*	Form of Common Stock Purchase Warrant.
10.1	2014 Stock Option Plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
10.2	Employment Agreement dated November 1, 2014, by and between the Company and Rory Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2014, and is incorporated herein by reference thereto.

10.3	Secured Promissory Note dated December 11, 2014 issued by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.4	Secured Promissory Note dated December 11, 2014 issued by Rocky Wright in favor of the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.5	Security Agreement dated December 11, 2014 executed by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.6	Security Agreement dated December 11, 2014 executed Rocky Wright in favor of the Company, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.7	Acquisition Agreement dated January 20, 2015 among Songstagram, Inc., Rocky Wright, and us, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.8	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015, by and between Songstagram, Inc. and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.9	Form of Termination Agreement and Release dated January 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.10	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2015, and is incorporated herein by reference thereto.
10.11	Engagement letter dated March 20, 2015, by and among DelMorgan Group LLC, Globalist Capital, LLC, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.12	Form of Note Purchase Agreement dated March 20, 2015, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.13	Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
10.14	Form of Stock Repurchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2016, and is incorporated herein by reference thereto.
10.15	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.16.	Form of Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.17	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.18	Form of Option Agreement for Messrs. Geiskopf and Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.19	Term Sheet dated July 12, 2016, between Nick Cannon and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.20	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.

10.21	Form of Consulting Agreement dated August 8, 2016, by and between International Monetary and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016, and is incorporated herein by reference thereto.
10.22	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 19, 2016, and is incorporated herein by reference thereto.
10.23	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
10.24	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2017, and is incorporated herein by reference thereto.
10.25	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
10.26	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.27	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.28	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD, which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.29	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.30	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.31	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2018, and is incorporated herein by reference thereto.
10.32	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.33 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.33	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.34 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.34	Adobe Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Adobe Marketo, which was filed as Exhibit 10.35 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.35	Securities Purchase Agreement, dated October 19, 2018, which was filed as Exhibit 10.36 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.36	10% Original Issue Discount Promissory Note, dated October 19, 2018, which was filed as Exhibit 10.37 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.37	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.

10.38	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.39	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.40	Securities Purchase Agreement dated February 1, 2019 by and between the Company and Bellridge, which was filed as Exhibit 10.40 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.41	Lock-Up Agreement dated October 30, 2018, by and between the Company and Gina Trippiedi, which was filed as Exhibit 10.41 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.42	Lock-Up Agreement dated October 30, 2018, by and between the Company and Ira Gaines, which was filed as Exhibit 10.42 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.43	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce, which was filed as Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.44	Service Agreement dated December 21, 2018, by and between the Company and Major Tom, which was filed as Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.45	Lease Agreement dated February 5, 2019, by and between the Company and NPBeach Marina LLC, which was filed as Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on February 19, 2019, and is incorporated herein by reference thereto.
10.46	Form of Warrant Agent Agreement by and between the Company and VStock Transfer, LLC, which was filed as Exhibit 10.46 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
10.47	Short-Term Demand Promissory Note of the Company in favor of David Martin, dated March 22, 2019, which was filed as Exhibit 10.47 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
10.48	Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated April 2, 2019, which was filed as Exhibit 10.48 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and is incorporated herein by reference thereto.
10.49	Demand Promissory Note of the Company in favor of Adam Wolfson, dated April 30, 2019, which was filed as Exhibit 3.10 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and is incorporated herein by reference thereto.
10.50*	Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated March 29, 2019.
10.51*	Amendment to Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated July 10, 2019.
10.52*	Amendment to Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated July 10, 2019.
10.53*	Amendment to Short-Term Demand Promissory Note of the Company in favor of Adam Wolfson, dated July 29, 2019.
10.54*	First Amendment to Lease dated June 26, 2019, by and between the Company and NPBeach Marina LLC.
10.55*	Extension Letter from the Company to NPBeach Marina LLC, dated March 26, 2019.
10.56*	Securities Purchase Agreement dated August 14, 2019, between the Company and certain purchasers identified therein.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

August 14, 2019	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

August 14, 2019	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Accounting Officer)

