Form 10-Q
period 2019-09-30
Verb Technology Company, Inc.
filed 2019-11-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of Registrant as Specified in its Charter)

Nevada	90-1118043
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2210 Newport Boulevard

Suite 200

Newport Beach, California 92663

(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, par value of $0.0001 per share	VERB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	VERBW	The Nasdaq Stock Market LLC

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

As of November 14, 2019, there were 23,524,753 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$1,885,000	$634,000
Accounts receivable, net of allowance of $62,000 and $0, respectively	1,338,000	1,000
Inventory, net of allowance of $21,000 and $0, respectively	121,000	-
Prepaid expenses	188,000	83,000
Total current assets	3,532,000	718,000

Right-of-use assets	2,986,000	-
Deferred offering costs	-	162,000
Property and equipment, net	741,000	11,000
Intangible assets, net (provisional)	9,340,000	-
Goodwill (provisional)	12,347,000	-
Other assets	69,000	7,000

Total assets	$29,015,000	$898,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,524,000	$1,148,000
Accrued officers’ salary	207,000	188,000
Accrued interest (including $48,000 and $41,000 payable to related parties)	52,000	46,000
Notes payable - related party	112,000	112,000
Convertible notes payable, net of discount of $0 and $1,082,000, respectively	-	818,000
Operating lease liability, current	311,000	-
Deferred revenue	191,000	-
Derivative liability	3,591,000	2,576,000
Customer deposits	67,000	-
Total current liabilities	7,055,000	4,888,000

Long Term liabilities:
Note payable - related party, non-current	1,065,000	1,065,000
Operating lease liability, non-current	3,296,000	-
Total liabilities	11,416,000	5,953,000

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 5,030 and 0 issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,409,949 and 12,055,491 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2,000	1,000
Additional paid-in capital	66,730,000	35,611,000
Accumulated deficit	(49,133,000)	(40,667,000)

Total stockholders’ equity (deficit)	17,599,000	(5,055,000)

Total liabilities and stockholders’ equity (deficit)	$29,015,000	$898,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Statements of Operations
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenue
Digital	$1,438,000	$10,000	$2,901,000	$26,000
Welcome kits and fulfillment	1,164,000	-	2,948,000	-
Shipping	271,000	-	766,000	-
	2,873,000	10,000	6,615,000	26,000

Cost of revenue
Digital	221,000	13,000	427,000	21,000
Welcome kits and fulfillment	990,000	-	2,375,000	-
Shipping	280,000	-	761,000	-
	1,491,000	13,000	3,563,000	21,000

Gross margin	1,382,000	(3,000)	3,052,000	5,000

Operating expenses:
Research and development	1,214,000	202,000	3,113,000	438,000
Depreciation and amortization	518,000	6,000	1,025,000	16,000
General and administrative	3,292,000	465,000	8,803,000	5,235,000
Total operating expenses	5,024,000	673,000	12,941,000	5,689,000

Loss from operations	(3,642,000)	(676,000)	(9,889,000)	(5,684,000)

Other income (expense), net
Other income / (expense), net	(9,000)	-	(10,000)	(4,000)
Financing costs	(1,486,000)	-	(1,625,000)	(172,000)
Interest expense - amortization of debt discount	(21,000)	-	(1,647,000)	(748,000)
Change in fair value of derivative liability	2,802,000	341,000	3,320,000	(840,000)
Debt extinguishment, net	(691,000)	(1,075,000)	1,536,000	(423,000)
Interest expense	(68,000)	(59,000)	(151,000)	(322,000)
Total other income / (expense), net	527,000	(793,000)	1,423,000	(2,509,000)

Net loss	$(3,115,000)	$(1,469,000)	$(8,466,000)	$(8,193,000)

Loss per share - basic and diluted	$(0.13)	$(0.14)	$(0.44)	$(0.84)
Weighted average number of common shares outstanding - basic and diluted	23,155,801	10,221,479	19,038,802	9,744,298

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	-	$-	12,055,491	$1,000	$35,611,000	$(40,667,000)	$(5,055,000)

Sale of common stock from public offering	-	-	6,549,596	1,000	18,362,000	-	18,363,000
Fair value of common stock issued for acquisition	-	-	3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	-	-	4,142	-	10,000	-	10,000
Fair value of common stock and warrants issued to settle notes payable	-	-	598,286	-	1,410,000	-	1,410,000
Conversion of convertible debt	-	-	182,333	-	410,000	-	410,000
Common stock issued upon exercise of warrants	-	-	173,714	-	45,000	-	45,000
Common stock upon issuance of convertible debt	-	-	25,272	-	182,000	-	182,000
Fair value of common stock issued for services	-	-	354,288	-	930,000	-	930,000
Issuance of fractional shares due to reverse split	-	-	139,036	-	-	-	-
Issuance of Series A convertible preferred stock for cash	5,030	-	-	-	4,688,000	-	4,688,000
Fair value of warrants issued with the Series A convertible preferred stock	-	-	-	-	(4,688,000)	-	(4,688,000)
Fair value of vested stock options and warrants	-	-	-	-	1,950,000	-	1,950,000
Net loss	-	-	-	-	-	(8,466,000)	(8,466,000)
Balance at September 30, 2019	5,030	$-	23,409,949	$2,000	$66,730,000	$(49,133,000)	$17,599,000

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2019	-	$-	22,655,185	$2,000	$64,617,000	$(46,018,000)	$18,601,000

Sale of common stock from public offering	-	-	-	-	(90,000)	-	(90,000)
Fair value of common stock and warrants issued to settle notes payable	-	-	598,286	-	1,410,000	-	1,410,000
Fair value of common stock issued for services	-	-	156,478	-	202,000	-	202,000
Issuance of Series A convertible preferred stock for cash	5,030	-			4,688,000		4,688,000
Fair value of warrants issued with the Series A convertible preferred stock	-	-			(4,688,000)		(4,688,000)
Fair value of vested stock options and warrants	-	-	-	-	591,000	-	591,000
Net loss	-	-	-	-	-	(3,115,000)	(3,115,000)
Balance at September 30, 2019	5,030	$-	23,409,949	$2,000	$66,730,000	$(49,133,000)	$17,599,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	-	$-	7,941,235	$1,000	$22,749,000	$(28,540,000)	$(5,789,000)

Common stock issued upon exercise of warrants	-		794,514	-	22,000	-	22,000
Common stock issued upon exercise of options	-	-	32,508	-	34,000	-	34,000
Proceeds from sale of common stock	-	-	1,163,938	-	2,979,000	-	2,979,000
Fair Value of warrants issued for debt extension	-	-	-	-	1,075,000	-	1,075,000
Fair value of common stock issued for services	-	-	319,346	-	1,547,000	-	1,547,000
Fair value of common stock issued upon conversion of debt	-	-	1,243,189	-	3,066,000	-	3,066,000
Fair value of common stock issued upon conversion of accrued expenses	-	-	27,148	-	582,000	-	582,000
Common stock issued upon exercise of put option	-	-	203,207	-	1,000,000	-	1,000,000
Fair value of vested stock options	-	-	(46,667)	-	1,413,000	-	1,413,000
Stock repurchase	-	-		-	(20,000)		(20,000)
Net loss	-	-				(8,193,000)	(8,193,000)
Balance at September 30, 2018	-	$-	11,678,418	$1,000	$34,447,000	$(36,733,000)	$(2,284,000)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	-	$-	10,246,537	$1,000	$33,081,000	$(35,263,000)	$(2,181,000)

Common stock issued upon exercise of warrants	-	-	680,893	-	-	-	-
Fair Value of warrants issued for debt extension	-	-	-	-	1,074,000	-	1,074,000
Fair value of common stock issued for services	-	-	-	-	(1,080,000)	-	(1,080,000)
Fair value of common stock issued upon conversion of debt	-	-	750,988	-	788,000	-	788,000
Fair value of vested stock options	-	-	-	-	584,000	-	584,000
Net Income	-	-	-	-	-	(1,469,000)	(1,469,000)
Balance at September 30, 2018	-	$-	11,678,418	$1,000	$34,447,000	$(36,732,000)	$(2,284,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Operating activities:
Net loss	$(8,466,000)	$(8,193,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options and warrants	2,880,000	2,961,000
Financing costs	1,625,000	172,000
Amortization of debt discount	1,647,000	748,000
Change in fair value of derivative liability	(3,320,000)	840,000
Debt extinguishment, net	(1,536,000)	423,000
Depreciation and amortization	1,025,000	16,000
Amortization of right-of-use assets	150,000	-
Inventory reserve	5,000	-
Allowance for doubtful accounts	31,000	-
Effect of changes in assets and liabilities:		-
Accounts receivable	(278,000)	(3,000)
Inventory	90,000	-
Prepaid expenses	37,000	(22,000)
Other assets	(41,000)	1,000
Accounts payable, accrued expenses, and accrued interest	280,000	253,000
Operating lease liability	(109,000)	-
Deferred revenue	(130,000)	3,000
Customer deposits	(396,000)	-
Net cash used in operating activities	(6,506,000)	(2,801,000)

Investing Activities:
Acquisition of subsidiary	(15,000,000)	-
Cash acquired from acquisition of Verb Direct	557,000	-
Property & equipment purchases	(134,000)	-
Net cash used in investing activities	(14,577,000)	-

Financing Activities:
Proceeds from convertible note payable	432,000	130,000
Proceeds from notes payable	1,300,000	-
Proceeds from related party note payable	58,000	-
Proceeds from sale of common stock	18,524,000	2,979,000
Proceeds from sale of preferred stock	4,688,000	-
Proceeds from exercise of put option	-	1,000,000
Proceeds from option exercise	-	34,000
Proceeds from warrant exercise	45,000	22,000
Payment of convertible notes payable	(2,025,000)	(845,000)
Payment of notes payable	(630,000)	-
Payment of related party notes payable	(58,000)	-
Deferred offering costs	-	(130,000)
Repurchase common stock	-	(20,000)
Net cash provided by financing activities	22,334,000	3,170,000

Net change in cash	1,251,000	369,000

Cash - beginning of period	634,000	11,000

Cash - end of period	$1,885,000	$380,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$146,000	$370,000
Cash paid for income taxes	-	800

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued upon acquisition of subsidiary	$7,820,000	$-
Conversion of note payable and accrued interest to common stock	$1,184,000	$3,066,000
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$6,561,000	$150,000
Fair value of warrants issued and beneficial conversion feature to extinguish debt	$719,000	$-
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$592,000	$-
Derecognition of deferred offering costs	$162,000
Common stock issued to settle accounts payable	$10,000	$-
Common stock issued to settle accrued officers’ salary	$-	$582,000
Recording of lease assets and liabilities upon adoption of ASC 842	$1,856,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018
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

On April 12, 2019, we completed our acquisition of Sound Concepts Inc. (“Sound Concepts”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), by and among Sound Concepts, NF Merger Sub, Inc., a Utah corporation (“Merger Sub 1”), NF Acquisition Company, LLC, a Utah limited liability company (“Merger Sub 2”), the shareholders of Sound Concepts (the “Shareholders”), the Shareholders’ representative, and us. Pursuant to the Merger Agreement, we acquired Sound Concepts through a two-step merger, consisting of merging Merger Sub 1 with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 ceased) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary under the name “Verb Direct, LLC” (“Verb Direct”). On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the closing, each share of Sound Concepts’ capital stock issued and outstanding immediately prior to the effective time (the “Sound Concepts Capital Stock”), was cancelled and converted into the right to receive a proportionate share of (i) a cash payment by us of an aggregate of $15,000,000 (the “Acquisition Cash Payment”), and (ii) 3,327,791 restricted shares of our Common Stock. The Acquisition Cash Payment was paid using a portion of the net proceeds we received as a result of our public offering that closed on April 9, 2019. The fair market value of the 3,327,791 restricted shares on April 12, 2019 was $7,820,000.

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

Our client base consists primarily of enterprise customers in the global direct sales industry. We also have begun to provide our application services on a SaaS basis to clients in other business sectors, including large professional associations such as the National Association of Health Underwriters; educational institutions, such as the Sachem School District in New York; auto leasing, such as D & M Auto Leasing, the largest auto leasing business in the country; as well as to clients in the health care industry and the burgeoning CBD industry, among other business sectors. Currently, we provide services to approximately 100 clients in the direct sales industry, which include Young Living Essential Oils, LC, Isagenix International, LLC, Vasayo, LLC, Nerium International, LLC, Modere Inc., Revital U International, LLC, Monat Global, Inc., 4Life Research, LLC, Forever Living Products International, LLC, Seacret Spa, LLC, among many others. For the direct sales industry, our application provides recruiting tools, sales representative training, and education tools, as well as instant notification capabilities to notify users when a prospect has watched an interactive video or other content shared through our application. The application also tracks customer purchases and provides tools for corporate management to monitor field activity for tracking the effectiveness of campaigns, as well as compliance. Our application is currently in use in over 60 different countries, in over 48 languages, and currently has approximately 825,000 individual users.

We also provide printing services to their corporate clients: welcome kits, which consists of “starter kits” for clients to use for their marketing needs, and fulfillments, which consists of various custom products used for marketing purposes at conferences and other events or sample packs ordered through the digital application.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2019, the Company incurred a net loss of $8,466,000 and used cash in operations of $6,506,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

In April 2019, the Company completed an underwritten public offering of units, which offering was made pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-226840) (the “Registration Statement”). The Company raised net proceeds of approximately $18,524,000, after taking into account offering costs, of which $15,000,000 was used to Acquisition Cash Payment to acquire Sound Concepts, $2,025,000 was applied towards the payment of certain notes payable, and the remaining balance was used for working capital purposes.

On August 14, 2019, we entered into a Securities Purchase Agreement (“SPA”) with certain purchasers named therein (collectively, the “Preferred Purchasers”), pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which, at the initial conversion price, are convertible into an aggregate of up to approximately 3.87 million shares of Common Stock, and warrants (the “August Warrants”) to purchase up to an equivalent number of shares of Common Stock. Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option into that number of shares of Common Stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of Common Stock. The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable from and after six months after the date of issuance, and will expire five years from the date of issuance. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted the August Warrants exercisable for up to 3,245,162 shares of Common Stock in connection therewith. We received gross proceeds equal to $5,030,000. Both the conversion price of the Series A Preferred Stock and the exercise price of the August Warrants are subject to downward price adjustments in the event of certain future equity sales or rights offerings.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made in analysis of reserves for allowance of doubtful accounts, inventory, purchase price allocations, impairment of long-term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and valuation of equity instruments issued for services. Amounts could materially change in the future.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for nine months ended September 30, 2019:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Verb’s largest customers are presented below as a percentage of Verb’s aggregate:

Accounts receivable	3 major customers accounted for 13%, 13%, and 11% of accounts receivable individually, or 37% of accounts receivable in the aggregate	None

Verb’s largest vendors are presented below as a percentage of Verb’s aggregate:

Purchases	One major vendor accounted for 10% of purchases	None

Accounts payable	2 major customers accounted for 16% and 12% of accounts payable individually, or 28% of accounts payable in the aggregate	None

Leases

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 94 months. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. See Note 5, Right-of-Use Assets and Operating Lease Liabilities, for additional information.

Revenue Recognition

The Company derives its revenue primarily from providing application services through the SaaS application, digital marketing and sales support services, from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. The subscription revenue from the application services are recognized over the life of the estimated subscription period. The Company also charges certain customers setup or installation fees for the creation and development of websites and phone application. These fees are accounted as part of deferred revenue and amortized over the estimated life of the agreement. Amounts related to shipping and handling that are billed to customers are reflected as part of revenue, and the related costs are reflected in cost of revenue in the accompanying Statements of Operations.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Pursuant to ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Customers setup or installation fees for the creation and development of websites and phone application are recognized as revenue over the estimated subscription period. Design assets of the websites and phone application are recognized when the work is completed. Licensing revenue is recognized over the estimated subscription period. In addition, certain revenue is recorded based upon stand-alone selling prices and is primarily recognized when the customer uses these services, based on the quantity of services rendered, such as number of customer usage.

A description of our principal revenue generating activities is as follows:

Digital Sales – We offer cloud-based business software on a subscription basis. Subscriptions are paid in advance of the services or billed 30 days in arrears of the subscription period. The revenue is recognized over the subscription period.

Welcome kits – We offer design and printing services to create corporate starter kits that our clients use for their marketing needs. The revenue is recognized upon completion and shipment of the welcome kits.

Fulfillment – We offer print on demand and fulfilment services of various custom products our clients use for marketing purposes. The revenue is recognized upon completion and shipment of the products.

Shipping – We charge our customers the costs related to the shipping of their welcome kits and fulfillment products through third parties. The revenue is recognized when the welcome kits or fulfillment products are shipped.

Cost of Revenue

Cost of revenue primarily consists of the salaries of certain employees, purchase price of consumer products, digital content costs, packaging supplies, and customer shipping and handling expenses. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers.

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

Share Based Payments

The Company issues stock options and warrants, shares of Common Stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with the Financial Accounting Standards Board’s (“FASB”) ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

From prior periods until December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the nine months ended September 30, 2019 or the previously reported financial statements.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of September 30, 2019 and 2018, the Company had total outstanding options of 2,914,641 and 2,265,641, respectively, and warrants of 11,132,960 and 1,276,803, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The acquisition of Verb Direct, formerly Sound Concepts, occurred on April 12, 2019. The Company will perform its first impairment test in fiscal 2020.

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

The acquisition of Verb Direct, formerly Sound Concepts, occurred on April 12, 2019. The Company will perform its first impairment test in fiscal 2020.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the year ended December 31, 2018 and for the period ended September 30, 2019.

Segments

The Company has three revenue channels: (1) digital/SaaS, (2) welcome kits, and (3) fulfillments. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to (i) their similar customer base and (ii) the Company having a single sales team, marketing department, customer service department, operations department, finance department, and accounting department to support all revenue channels. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

Verb is required to allocate the purchase price to the acquired tangible assets, identifiable intangible assets, and assumed liabilities based on their fair values. At the date of the acquisition and of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets assumed and liabilities acquired on the date of acquisition:

Assets Acquired:
Other current assets	$2,004,000
Property and equipment	58,000
Other assets	1,302,000	$3,364,000
Liabilities Assumed:
Current liabilities	(2,153,000)
Long-term liabilities	(1,068,000)	(3,221,000)
Intangible assets (provisional)		10,330,000
Goodwill (provisional)		12,347,000
Purchase Price		$22,820,000

The intangible assets, which consist mostly of developed technology, are being amortized over its estimated useful life of five years. During the period ended September 30, 2019, the Company recorded amortization expense of $990,000. As of September 30, 2019, the remaining unamortized balance of the intangible assets was $9,340,000.

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of Verb Direct based on the historical financial statements of the Company and Verb Direct. The unaudited pro forma statements of operations for the three and nine months ended September 30, 2019 and 2018 give effect to the transaction to the merger as if it had occurred on January 1, 2018.

	Statement of Operations
	(Unaudited)
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(Actual)	(Proforma)	(Proforma)	(Proforma)
Revenue
Digital	$1,438,000	$1,120,000	$3,951,000	$2,970,000
Welcome kits & fulfillment	1,164,000	1,868,000	5,213,000	5,242,000
Shipping	271,000	479,000	1,443,000	1,128,000
	2,873,000	3,467,000	10,607,000	9,340,000

Cost of revenue
Digital	221,000	113,000	564,000	376,000
Welcome kits & fulfillment	990,000	1,494,000	3,850,000	3,554,000
Shipping	280,000	493,000	1,367,000	1,137,000
	1,491,000	2,100,000	5,781,000	5,067,000

Gross margin	1,382,000	1,367,000	4,826,000	4,273,000

Operating Expenses:
Research & development	1,214,000	758,000	3,804,000	2,005,000
Depreciation & amortization	518,000	510,000	1,530,000	1,528,000
General & administrative	3,293,000	1,055,000	9,823,000	7,285,000
Total operating expenses	5,025,000	2,323,000	15,157,000	10,818,000

Loss from operations	(3,643,000)	(956,000)	(10,331,000)	(6,545,000)

Other income (expense), net
Other expense	(10,000)	(24,000)	(27,000)	(16,000)
Financing costs	(1,486,000)	-	(1,625,000)	(172,000)
Interest expense - amortization of debt discount	(21,000)	-	(1,647,000)	(748,000)
Change in fair value of derivative liability	2,802,000	341,000	3,320,000	(840,000)
Gain on extinguishment of debt, net	(691,000)	(1,075,000)	1,536,000	(423,000)
Interest expense	(68,000)	(59,000)	(151,000)	(322,000)
Total other income/ (expense), net	526,000	(817,000)	1,406,000	(2,521,000)

Net loss	$(3,117,000)	$(1,773,000)	$(8,925,000)	$(9,066,000)

Loss per share	$(0.13)	$(0.13)	$(0.44)	$(0.69)
Weighted average number of common shares outstanding - basic and diluted	23,155,801	13,549,270	20,300,163	13,072,089

Results of operation of Verb Direct subsequent to the acquisition are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Revenue	$2,858,000	$10,562,000
Cost of revenue	1,467,000	5,705,000
Operating expenses	2,157,000	6,174,000
Other expenses	9,000	26,000
Net income / (loss)	$(775,000)	$(1,343,000)

These amounts were included in the accompanying Consolidated Statement of Operations.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(Unaudited)
Computers	$29,000	$28,000
Furniture and fixture	64,000	56,000
Machinery and equipment	51,000	24,000
Leasehold improvement	729,000	-
Total property and equipment	873,000	108,000
Accumulated depreciation	(132,000)	(97,000)
Total property and equipment, net	$741,000	$11,000

Depreciation expense amounted to $35,000 and $16,000 for nine months ended September 30, 2019 and 2018, respectively.

5.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Effective January 1, 2019, the Company adopted the guidance of ASC 842, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

On April 12, 2019, the Company acquired four office and warehouse leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. Each lease expires in December 2023. In addition, the Company acquired an office equipment lease with a lease payment of $5,111 per month that will expire in September 2021. As a result, the Company recorded operating lease right-of-use assets of and lease liabilities for operating lease of $1,282,000 and $1,288,000, respectively. The lessor of the office and warehouse area is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of Verb Direct.

In February 2019, the Company entered into a lease agreement with respect to the Company’s corporate headquarters (the “Original Lease”). In March 2019, the Company elected to exercise its right to extend the term of the Original Lease by an addition 24 months, for a total of 89 months (the “Extension”). In July 2019, the Company amended the Original Lease (the “Amended Lease”; and, together with the Original Lease and the Extension, the “Lease”). On August 1, 2019, the Company took possession of the office space upon completion of certain leasehold improvements. The leased office is located at 2210 Newport Boulevard, Suite 200, Newport Beach, California 92663, on the Balboa Peninsula. The Lease is for approximately 6,700 square feet of new construction space, comprised of approximately 4,880 square feet (the “Initial Premises”) and approximately 1,850 square feet (the “Must-Take Space”). The Lease commenced in August 2019 with respect to the Initial Premises and the Company anticipates that it will take control of the Must-Take Space in January 2020; thus, the Company believes that the total term of the Lease will be for 94 months. The average monthly base rent for the first 12 months of the Lease is approximately $13,000 after rent abatement. For the next 82 months of the Lease, the average monthly base rent will be approximately $39,000. As part of the agreement, the landlord provided leasehold incentive of $572,000 for the construction of the leasehold improvements. Pursuant to ASC 842, the lease incentive of $572,000 was recorded as a part of leasehold improvements and a reduction to the right of use assets. As a result, the Company recorded operating lease right-of-use assets of and lease liabilities for operating lease of $1,856,000 and $2,428,000, respectively.

The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of and lease liabilities for operating lease in the aggregate of $3,139,000 and $3,716,000, respectively. There was no cumulative-effect adjustment to retained earnings.

Nine Months Ended September 30, 2019
Lease cost
Operating lease cost (included in general and administrative in the Company’s unaudited condensed statement of operations)	$281,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$—
Weighted average remaining lease term – operating leases (in years)	5.44
Average discount rate – operating leases	8.5%

At September 30, 2019
Operating leases
Long-term right-of-use assets	$2,986,000

Short-term operating lease liabilities	$311,000
Long-term operating lease liabilities	3,296,000
Total operating lease liabilities	$3,607,000

Year ending	Operating Leases
2019 (remaining 3 months)	$85,000
2020	687,000
2021	775,000
2022	750,000
2023	771,000
2024 and thereafter	1,653,000
Total lease payments	4,721,000
Less: Imputed interest/present value discount	(1,114,000)
Present value of lease liabilities	$3,607,000

6.	NOTES PAYABLE

During the period ended September 30, 2018, the Company issued notes payable in the aggregate principal amount of $1,340,000 to various non-related entities or individuals, in exchange for net proceeds of $1,300,000, representing an original discount of $40,000. The notes were unsecured and bear interest on the principal amount at an average rate of 5.42% per annum. The notes were due on demand at any time starting April 10, 2019. As a result of the issuance of the notes, the Company incurred aggregate costs of $40,000 related to the notes’ original issue discount. The Company recorded these costs as a note discount and was being amortized to interest over the term of the notes.

The Company settled these notes payable through a combination of cash payments in the aggregate of $630,000 and the issuance of 598,286 shares of Common Stock with a fair value of $1,196,000 and warrants to purchase up to 108,196 shares of Common Stock with a fair value of $215,000. As a result, we recorded a loss on debt extinguishment of $691,000 to account for the difference between the face value of the notes payable settled plus accrued interest and the fair value of the shares of Common Stock and warrants issued. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. The fair value of the warrants was determined using a Black Scholes Option pricing model.

As of September 30, 2019, the outstanding balance of the notes payable was $0. Total interest expense for notes payable was $10,000 and $0 for nine months ended September 30, 2019 and 2018, respectively. The Company paid $1,000 and $0 in interest for the nine months ended September 30, 2019 and 2018, respectively.

7.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of September 30, 2019 and December 31, 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2019	Balance at December 31, 2018
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Note 4 (D)	March 22, 2019	April 30, 2019	5.0%	58,000	-	-
Total notes payable – related parties					1,177,000	1,177,000
Non-current					(1,065,000)	(1,065,000)
Current					$112,000	$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on February 8, 2021, as amended.

As of September 30, 2019, and December 31, 2018, the outstanding balance of the note amounted to $825,000, respectively.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of September 30, 2019 and December 31, 2018, the outstanding principal balance of the note was equal to $112,000, respectively. As of September 30, 2019, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of September 30, 2019, and December 31, 2018, the outstanding balance of the note amounted to $240,000, respectively.

(D)

On March 22, 2019, the Company issued a note payable to Mr. Jeffrey Clayborne, the Company’s Chief Financial Officer, in the amount of $58,000. The note was unsecured, bore interest at a rate of 5% per annum, and matured on April 30, 2019.

On April 11, 2019, the Company paid off the balance of $58,000.

As of September 30, 2019, the outstanding balance of the note was $0.

Total interest expense for notes payable to related parties was $106,000 and $176,000 for nine months ended September 30, 2019 and 2018, respectively. The Company paid $96,000 and $237,000 in interest for the nine months ended September 30, 2019 and 2018, respectively.

8.	CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of September 30, 2019 and December 31, 2018:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2019	Balance at December 31, 2018

Note payable (A)	October 19, 2018	April 19, 2019	10%	$1,500,000	$-	$1,500,000
Note payable (B)	October 30, 2018	April 29, 2019	5%	$400,000	-	400,000
Note payable (C)	February 1, 2019	August 2, 2019	10%	$500,000	-	-
Total notes payable					-	1,900,000
Debt discount					-	(1,082,000)

Total notes payable, net of debt discount					$-	$818,000

(A)	On October 19, 2018, the Company issued an unsecured convertible note to Bellridge Capital, LP (“Bellridge”), an unaffiliated third-party, in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,242,000, representing an original issue discount of $150,000, and paid legal and financing expenses of $109,000. In addition, the Company issued 96,667 shares of its Common Stock with a fair value of $595,000. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% since the note was issued at 10% less than its face value. The note matured in April 2019. The note was also convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company would be in default if it did not repay the principal amount of the note, as required. The other events of default are standard for the type of transaction represented by the related securities purchase agreement and the note. In the event of a default, the conversion price in effect on any date on which some or all of the principal of the note is to be converted would be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which Bellridge provided its notice of conversion. Upon an Event of Default, the Company would owe Bellridge an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to of all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company agreed that, on or after the occurrence of an Event of Default, it would reserve and keep available that number of shares of its Common Stock that equaled 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination). The Company determined that, because the conversion price is unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $1,273,000 at the date of issuance.

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

In April 2019, the Company paid the balance of $1,500,000. Prior to the payoff the Company recognized a change in fair market value in the derivative liability totaling $670,000. As part of the payoff, the Company amortized the remaining debt discount of $144,000 and recognized a gain on extinguishment of the derivative liability totaling $1,396,000.

As of September 30, 2019, the outstanding balance of the note was $0 and unamortized debt discount was $0.

(B)	On October 30, 2018, the Company issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000. The notes bore interest at a rate of 5% per annum and matured on April 29, 2019. Upon the Company’s consummation of its underwritten public offering of the Company’s units, all, and not less than all, of (i) the outstanding principal amount and (ii) the accrued interest thereunder were to be converted into shares of the Company’s Common Stock. The per-share conversion price equaled seventy-five percent (75%) of the effective offering price of the Common Stock in the Company’s underwritten public offering. The Company determined that, because the conversion price was unknown, that the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $302,000 at the date of issuance and was accounted as a debt discount and was being amortized over the term of the notes payable.

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

As of September 30, 2019, the outstanding balance of the note was $0 and unamortized debt discount was $0.

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

On April 2, 2019, the Company increased the outstanding principal amount of the note by $25,000 to an aggregate of $525,000 and issued 8,606 shares of Common Stock with a fair value of $55,000. The Company accounted for the increase in principal and the fair value of the shares of Common Stock in the aggregate of $80,000 as part of its financing costs.

In April 2019, the Company paid off the outstanding principal balance of $525,000. Prior to the payoff, the Company recognized a change in fair market value in the derivative liability totaling $260,000. In addition, the Company amortized the remaining debt discount of $366,000 and recognized a gain on extinguishment of the derivative liability totaling $644,000.

As of September 30, 2019, the outstanding balance of the note was $0 and unamortized debt discount was $0.

Total interest expense for convertible notes payable was $35,000 and $145,000 for the nine months ended September 30, 2019 and 2018, respectively.

9.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes whose conversion prices contains reset provisions based on a discounted future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. In addition, the Company also granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder.

As a result, the conversion feature of the notes and warrants are classified as liabilities and are bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following average assumptions:

	September 30, 2019	Upon Issuance	December 31, 2018
Stock Price	$1.08	$4.78	$4.80
Exercise Price	$1.88	$3.76	$2.70
Expected Life	3.78	2.75	1.78
Volatility	219%	192%	184%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.56%	1.99%	2.46%

Fair Value	$3,591,000	$6,561,000	$2,576,000

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

During the nine months ended September 30, 2019, the Company recorded an additional derivative liability totaling $388,000 as a result of the issuance of a convertible note and $6,173,000 as a result of the issuance of the August Warrants issued as part of the Company’s Series A Preferred Stock offering, or an aggregate of $6,561,000. The Company also recorded a change in fair value of $3,320,000 to account for the changes in the fair value of these derivative liabilities for the nine months ended September 30, 2019. In addition, the Company also recorded a gain on extinguishment of $2,227,000 to account for the extinguishment of derivative liabilities associated with the settlement of convertible debt during the nine months ended September 30, 2019. At September 30, 2019, the fair value of the derivative liability amounted to $3,591,000. The details of derivative liability transactions for the nine months ended September 30, 2019 are as follows:

September 30, 2019
Beginning Balance	$2,576,000
Fair value upon issuance of notes payable and warrants	6,561,000
Change in fair value	(3,320,000)
Extinguishment	(2,227,000)
Ending Balance	$3,591,000

10.	EQUITY TRANSACTIONS

The Company’s Common Stock activity for the nine months ended September 30, 2019 is as follows:

Common Stock

Shares and Warrants Issued as Part of the Company’s Underwritten Public Offering

On April 4, 2019, we entered into an Underwriting Agreement (the “Underwriter Agreement”) with A.G.P./Alliance Global Partners, as representative of the several underwriters named therein (the “Underwriter” or “AGP”), relating to a firm commitment public offering (the “Public Offering”) of 6,389,776 units (the “Units”) consisting of an aggregate of (i) 6,389,776 shares (the “Firm Shares”) of Common Stock, and (ii) warrants to purchase up to 6,389,776 shares of Common Stock (the “Firm Warrants”; and the shares of Common Stock issuable from time to time upon exercise of the Firm Warrants, the “Firm Warrant Shares”), at a public offering price of $3.13 per Unit. Pursuant to the Underwriting Agreement, we also granted the Underwriter an option, exercisable for 45 days, to purchase up to 958,466 additional Units, consisting of an aggregate of (x) 958,466 shares of Common Stock (the “Option Shares”; and, together with the Firm Shares, the “Shares”) and (y) warrants to purchase up to 958,466 shares of Common Stock (the “Option Warrants”; and together, with the Firm Warrants, the “Warrants”; and the shares of Common Stock issuable from time to time upon exercise of the Option Warrants, the “Option Warrant Shares”; and, together with the Firm Warrant Shares, the “Warrant Shares”). The Warrants have an initial per share exercise price of $3.443, subject to customary adjustments, are exercisable immediately, and will expire five years from the date of issuance, or April 9, 2024.

On April 9, 2019, we closed the Public Offering and issued 6,389,776 Units, consisting of an aggregate of 6,389,776 Firm Shares and Firm Warrants to purchase up to an aggregate of 6,389,776 Firm Warrant Shares. In connection with the closing, the Underwriter partially exercised its over-allotment option and purchased an additional 159,820 Units, consisting of an aggregate of 159,820 Option Shares and Option Warrants to purchase up to an aggregate of 159,820 Option Warrant Shares. We received net proceeds of approximately $18,524,000, net of underwriting commissions and other offering expenses in the aggregate of $2,138,000. Included in the offering expenses were $162,000 in various legal and professional expenses that were incurred and paid in fiscal 2018 and accounted for as a deferred offering costs as of December 31, 2018. This amount was derecognized upon close of the public offering in April 2019 and was recorded as a reduction to paid in capital.

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

Shares Issued for Services – During the nine months ended September 30, 2019, the Company issued 354,288 shares of Common Stock to vendors for services rendered with a fair value of $930,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Shares Issued Upon Issuance of Convertible Note – During the nine months ended September 30, 2019, the Company issued to a note holder 25,272 shares of Common Stock with a fair value of $182,000 as an inducement for the issuance of a note payable. See Note 8, Convertible Notes Payable, for additional information.

Conversion of Notes Payable – During the nine months ended September 30, 2019, the Company issued 780,619 shares of Common Stock upon conversion of notes payable and accrued interest of $1,129,000. See Note 6, Notes Payable, and Note 8, Convertible Notes Payable, for additional information.

Conversion of Accounts Payable – On April 30, 2019, the Company converted accounts payable in the amount of $10,000 into 4,142 shares of Common Stock with a fair value of $10,000 at the date of conversion.

Preferred Shares and Warrant Offering

On August 14, 2019, we entered into the SPA with the Preferred Purchasers, pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Preferred Stock (which, at the initial conversion price, are convertible into an aggregate of up to approximately 3.87 million shares of Common Stock) and the August Warrants to purchase up to an equivalent number of shares of Common Stock. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted the August Warrants to purchase up to 3,245,162 shares of Common Stock in connection therewith. We received proceeds of $4,688,000, net of direct costs of $342,000. The offering was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

The SPA grants the Preferred Purchasers a right to participate, up to a certain amount, in subsequent financings for a period of 24 months. The SPA also prohibits us from entering into any agreement to issue, or announcing the issuance or proposed issuance, of any shares of Common Stock or Common Stock equivalents for a period of 90 days after the date that the registration statement, registering the shares issuable upon conversion of the Series A Preferred Stock and exercise of the August Warrants, is declared effective. We are also prohibited, until the date that the Preferred Purchasers no longer collectively hold at least 20% of the then-outstanding shares of Series A Preferred Stock issued pursuant to the SPA, from entering into an agreement to effect any issuance by us of Common Stock or Common Stock equivalents involving certain variable rate transactions. We also cannot enter into agreements related to “at-the-market” transactions for a period of 12 months. At the later of (i) the date that the August Warrants are fully exercised, and (ii) 12 months from the date of the SPA, we cannot draw down on any existing or future agreement with respect to “at-the-market” transactions if the sale of the shares in such transactions has a per share purchase price that is less than $3.76 (two times the exercise price of the Warrants).

On September 16, 2019, we filed a registration statement on Form S-3 with the SEC to register the shares of Common Stock underlying the Series A Preferred Stock and the August Warrants. The registration statement was declared effective on September 19, 2019. We have agreed to keep such registration statement continuously effective for a period of 24 months.

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

We are also prevented from issuing shares of Common Stock upon conversion of the Series A Preferred Stock or exercise of the August Warrants, which, when aggregated with any shares of Common Stock issued on or after the issuance date and prior to such conversion date or exercise date, as applicable (i) in connection with any conversion of the Series A Preferred Stock issued pursuant to the SPA, (ii) in connection with the exercise of any August Warrants issued pursuant to the SPA, and (iii) in connection with the exercise of any warrants issued to any registered broker-dealer as a fee in connection with the issuance of the securities pursuant to the SPA, would exceed 4,459,725 shares of Common Stock (the “19.99% Cap”). This prohibition will terminate upon the approval by our stockholders of a release from such 19.99% Cap.

The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings. In addition, the August Warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the August Warrants are accounted as derivative liability with a fair value upon issuance of $6,173,000, of which, $4,688,000 was recorded as a reduction to additional paid in capital while the remaining fair value of $1,485,000 was accounted for as a financing cost during the period ended September 30, 2019.

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

A summary of option activity for the nine months ended September 30, 2019 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2018	2,478,974	$5.25	2.93	$2,660,000
Granted	735,667	3.97	-	-
Forfeited	(300,000)	5.05	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2019	2,914,641	$5.05	2.51	$-

Vested September 30, 2019	1,710,067	$4.46		$-

Exercisable at September 30, 2019	1,147,863	$5.20		$-

At September 30, 2019, the intrinsic value of these stock options was $0 as the exercise price of these stock options were greater than the market price.

During the nine months ended September 30, 2019, the Company granted stock options to employees and consultants to purchase a total of 735,667 shares of Common Stock for services to be rendered. The options have an average exercise price of $3.97 per share, expire in one or five years, and vests (i) 100% on the grant date, (ii) 50% on the grant date and the remaining 50% on the 12-month anniversary of the grant date, (iii) in three equal installments during the three years from the grant date, (iv) in 4 equal installments during the four years from the grant date, or (v) in 12 equal installments based on achieving performance targets during the three years from the grant date. The total fair value of these options at the grant date was approximately $2,155,000 using the Black-Scholes Option pricing model.

The total stock compensation expense recognized relating to vesting of stock options for the nine months ended September 30, 2019 amounted to $1,505,000. As of September 30, 2019, total unrecognized stock-based compensation expense was $4.3 million, which is expected to be recognized as part of operating expense through August 2023.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.55 - 2.75%	2.25 – 3.00%
Average expected term (years)	1 to 5 years	5 years
Expected volatility	180.0 - 275.3%	184.5 – 190.2%
Expected dividend yield	-	-

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

Warrants

The Company has the following warrants outstanding as of September 30, 2019, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	940,412	$3.60	2.32	$1,974,000
Granted	10,386,181	2.97	-	-
Forfeited	(6,667)	6.00	-	-
Exercised	(186,969)	1.15	-	-
Outstanding at September 30, 2019, all vested	11,132,960	$3.06	4.48	$-

At September 30, 2019, the intrinsic value of these stock options was $0 as the exercise price of these stock warrants were greater than the market price.

During the nine months ended September 30, 2019, the Company granted warrants to purchase a total of 6,869,084 shares of Common Stock as part of a public offering. The warrants are exercisable at an average price of $3.46 per share and will expire in April 2024. See Note 10, Equity Transactions, for additional information.

During the nine months ended September 30, 2019, the Company granted warrants to purchase a total of 3,245,162 shares of Common Stock as part of a preferred stock offering. The warrants are exercisable at a price of $1.88 per share and will expire in August 2024. See Note 10, Equity Transactions, for additional information.

During the nine months ended September 30, 2019, the Company granted fully vested warrants to purchase a total of 163,739 shares of Common Stock for services rendered. The warrants are exercisable at an average price of $3.76 per share and will expire in April 2024. The total fair value of these warrants at the grant date was approximately $439,000 using the Black-Scholes Option pricing model and was expensed upon grant.

During the nine months ended September 30, 2019, the Company granted fully vested warrants to purchase a total of 108,196 shares of Common Stock as partial consideration for the conversion of notes payable. The warrants are exercisable at an average price of $3.44 per share and will expire in July 2024. The total fair value of these warrants at the grant date was approximately $217,000 using the Black-Scholes Option pricing model and was expensed upon grant. See Note 6, Notes Payable, for additional information.

During the nine months ended September 30, 2019, a total of 186,969 warrants were exercised and converted into 173,714 shares of Common Stock at a weighted average exercise price of $1.15. The Company received $45,000 upon exercise of the warrants.

11.	COMMITMENTS AND CONTINGENCIES

Litigation

a.	On April 24, 2018, EMA Financial, LLC, a New York limited liability company (“EMA”) commenced an action against us, styled EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The Complaint sets forth four causes of action and seeks relief consisting of: (1) money damages, (2) injunctive relief, (3) liquidated damages, and (4) declaratory relief. All of the claims stem from our refusal to honor EMA’s exercise notice in connection with a common stock purchase warrant that we had granted to it. We believe EMA’s allegations are entirely without merit.

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

b.	In August 2014, a former employee and then current stockholder (the “Employee”) entered into that certain Executive Employment Agreement (the “Employment Contract”) with bBooth, Inc., our predecessor company. Section 3.1 of the Employment Contract provided, among other things, that Employee was employed to serve as our President and reported directly to Rory Cutaia, our Chief Executive Officer. Section 5.2 of Employment Contract provides, among other things, that Employee was entitled to receive a bonus (the “Bonus”) from us if certain conditions are met. These specified conditions were never met.

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

c.	On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896. The complaint purports to be brought on behalf of a class of persons or entities who purchased or otherwise acquired Verb Common Stock between January 3, 2018 and May 2, 2018. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the January 3, 2018 announcement by the Company of its agreement with Oracle America, Inc. The complaint seeks unspecified costs and damages. The Company believes the complaint is without merit and intends to vigorously defend the action.

d.	On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS. The derivative action also arises out of the January 3, 2018 announcement by the Company of its agreement with Oracle America, Inc. The derivative action encompasses a time frame of January 3, 2018 through the present, and purports to bring claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures.

We know of no other material pending legal proceedings to which we or any subsidiary is a party or to which any of our assets or properties, or the assets or properties of any subsidiary, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Board of Directors

The Company has committed an aggregate of $270,000 in annual compensation to its three independent board members commencing on the date the Company became listed on the Nasdaq Stock Market, LLC (“Nasdaq”). The members serve on the board of directors until the annual meeting for the year in which their term expires or until their successors have been elected and qualified. Each director is nominated for re-election at the Company’s annual meeting of stockholders, scheduled to take place in December 2019.

12.	SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to September 30, 2019, the Company issued 114,804 shares of Common Stock to vendors for services rendered with a fair value of $112,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Grant of Stock Options

Subsequent to September 30, 2019, the Company granted stock options to an employee to purchase a total of 26,000 shares of Common Stock for services rendered. The options have an average exercise price of $1.05 per share, expire in five years, and vest over a period of one to four years from grant date. The total fair value of these options at the grant date was $28,000 using the Black-Scholes option pricing model.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of Verb for the three- and nine-month periods ended September 30, 2019 and 2018, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can affect actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our client base consists primarily of enterprise customers in the $200 billion global direct sales industry, though we have begun to provide our application services on a SaaS basis to clients in other business sectors, including large professional associations such as the National Association of Health Underwriters; educational institutions, such as the Sachem School District in New York; auto leasing, such as D & M Auto Leasing, the largest auto leasing business in the country; as well as to clients in the health care industry and the burgeoning CBD industry, among others business sectors. Currently, we provide services to approximately 100 clients in the direct sales industry, which include Young Living Essential Oils, LC, Isagenix International, LLC, Vasayo, LLC, Nerium International, LLC, Modere Inc., Revital U International, LLC, Monat Global, Inc., 4Life Research, LLC, Forever Living Products International, LLC, Seacret Spa, LLC, among many others. For the direct sales industry, our application provides recruiting tools, sales representative training, and education tools, as well as instant notification capabilities to notify users when a prospect has watched an interactive video or other content shared through our application. The application also tracks customer purchases and provides tools for corporate management to monitor field activity for tracking the effectiveness of campaigns, as well as compliance. Our application is currently in use in over 60 different countries, in over 48 languages, and currently has approximately 825,000 individual users.

During the quarter ended September 30, 2019, we signed 14 new enterprise clients to our digital platform. This is an increase of 10 new enterprise clients, versus the four new enterprise clients we signed during the quarter ended June 30, 2019. We anticipate generating revenue from the 14 new enterprise clients beginning in the fourth quarter of 2019.

Results of Operations

Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

The following is a comparison of our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
	(unaudited)	(unaudited)
Revenue
Digital	$1,438,000	$10,000	$1,428,000
Welcome kits & fulfillment	1,164,000	-	1,164,000
Shipping	271,000	-	271,000
Total revenue	2,873,000	10,000	2,863,000

Cost of Revenue
Digital	221,000	13,000	208,000
Welcome kits & fulfillment	990,000	-	990,000
Shipping	280,000	-	280,000
Total cost of revenue	1,491,000	13,000	1,478,000

Gross margin	1,382,000	(3,000)	1,385,000

Operating expenses:
Research and development	1,214,000	202,000	1,012,000
Depreciation and amortization	518,000	6,000	512,000
General and administrative	3,292,000	465,000	2,827,000
Total operating expenses	5,024,000	673,000	4,351,000

Loss from operations	(3,642,000)	(676,000)	(2,966,000)

Other income (expense), net
Other expense	(9,000)	-	(9,000)
Financing costs	(1,486,000)	-	(1,486,000)
Interest expense - amortization of debt discount	(21,000)	-	(21,000)
Change in fair value of derivative liability	2,802,000	341,000	2,461,000
Debt extinguishment, net	(691,000)	(1,075,000)	384,000
Interest expense	(68,000)	(59,000)	(9,000)
Total other income / (expense), net	527,000	(793,000)	1,320,000

Net loss	$(3,115,000)	$(1,469,000)	(1,646,000)

Revenue

Total revenue for the quarter ended September 30, 2019 was $2.9 million, compared to $10,000 for the quarter ended September 30, 2018. The increase in revenue is attributed to sales of Verb Direct, our wholly-owned subsidiary that we acquired in April 2019. As a result of the acquisition of Verb Direct, Verb now has three revenue channels: (1) SaaS that is an interactive video CRM application, (2) welcome kits, which consists of “starter kits” for corporations to use for their marketing needs, and (3) fulfillments, which consists of various custom products used for marketing purposes at conferences and other events or sample packs ordered through the digital application. SaaS revenue for the quarter ended September 30, 2019 was $1.4 million, compared to $10,000 for the quarter ended September 30, 2018. Revenue derived from welcome kits, fulfillment, and shipping for the quarter ended September 30, 2019 was $1.4 million, compared to $0 for the quarter ended September 30, 2018.

Cost of Revenue

Total cost of revenue for the quarter ended September 30, 2019 was $1.5 million, compared to $13,000 for the quarter ended September 30, 2018. The increase in cost of revenue is attributed to costs of Verb Direct. SaaS cost of revenue for the quarter ended September 30, 2019 was $221,000, compared to $13,000 for the quarter ended September 30, 2018. Cost of revenue derived from the welcome kits, fulfillments, and shipping for the quarter ended September 30, 2019 was $1.3 million, compared to $0 for the quarter ended September 30, 2018.

Operating Expenses

Research and development expenses were $1.2 million for the quarter ended September 30, 2019, as compared to $202,000 for the quarter ended September 30, 2018. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct and additional product development and testing to support the integration of Verb Direct plus enhancements to our core platform to facilitate native integrations with Salesforce.com, Inc. (“Salesforce.com”), Microsoft Corporation (“Microsoft”), Adobe Inc. (“Adobe”), and other channel partners.

Depreciation and amortization expenses were $518,000 for the quarter ended September 30, 2019, as compared to $6,000 for the quarter ended September 30, 2018. The increase was associated with $495,000 of amortization related to the intangible asset recorded as part of the acquisition of Verb Direct in April 2019, and other depreciation and amortization attributed to Verb Direct.

General and administrative expenses for the quarter ended September 30, 2019 were $3.3 million, as compared to $465,000 for the quarter ended September 30, 2018. The increase in general and administrative expenses is related to an increase in stock compensation expense of $1.3 million, general and administration expenses attributed to Verb Direct of $943,000, an increase in labor to support growth of $285,000, an increase in professional services of $154,000, and board of director fees of $45,000. General and administrative expenses for the quarter ended September 30, 2018 were materially impacted by a contra expense in stock-based compensation expense of $496,000. The credit in stock-based compensation was attributed to the prior year revaluation of our consultants’ unvested restricted stock and stock options.

Other income / (expense), net, for the quarter ended September 30, 2019 totaled $527,000, which was driven by a change in the fair value of derivative liability of $2.8 million, offset by financing costs of ($1.5) million related to the valuation of the derivative liability associated with the August Warrants included in the Series A Preferred Stock offering, debt extinguishment of ($691,000), interest expense of ($68,000), interest expense for amortization of debt discount of ($21,000), and other expense of ($9,000). Other income, net, for the quarter ended September 30, 2018 totaled ($793,000), which represented debt extinguishment of ($1.1) million and interest expense of ($59,000), offset by a change in the fair value of derivative liability of $341,000.

Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

The following is a comparison of our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change

Revenue
Digital	$2,901,000	$26,000	2,875,000
Welcome kits and fulfillment	2,948,000	-	2,948,000
Shipping	766,000	-	766,000
Total revenue	6,615,000	26,000	6,589,000

Cost of Revenue
Digital	427,000	21,000	406,000
Welcome kits and fulfillment	2,375,000	-	2,375,000
Shipping	761,000	-	761,000
Total cost of revenue	3,563,000	21,000	3,542,000

Gross margin	3,052,000	5,000	3,047,000

Operating expenses:
Research and development	3,113,000	438,000	2,675,000
Depreciation and amortization	1,025,000	16,000	1,009,000
General and administrative	8,803,000	5,235,000	3,568,000
Total operating expenses	12,941,000	5,689,000	7,252,000

Loss from operations	(9,889,000)	(5,684,000)	(4,205,000)

Other income (expense), net
Other expense	(10,000)	(4,000)	(6,000)
Financing costs	(1,625,000)	(172,000)	(1,453,000)
Interest expense - amortization of debt discount	(1,647,000)	(748,000)	(899,000)
Change in fair value of derivative liability	3,320,000	(840,000)	4,160,000
Debt extinguishment, net	1,536,000	(423,000)	1,959,000
Interest expense	(151,000)	(322,000)	171,000
Total other income / (expense), net	1,423,000	(2,509,000)	3,932,000

Net loss	$(8,466,000)	$(8,193,000)	(273,000)

Revenue

Total revenue for the nine months ended September 30, 2019 was $6.6 million, compared to $26,000 for the nine months ended September 30, 2018. The increase in revenue is attributed to revenue generated by Verb Direct, our wholly-owned subsidiary that we acquired in April 2019. As a result of the acquisition, Verb now has three revenue channels: (1) SaaS that is an interactive video CRM application; (2) welcome kits, which consists of “starter kits” for corporations to use for their marketing needs; and (3) fulfillments, which consists of various custom products used for marketing purposes at conferences and other events or sample packs ordered through the digital application. SaaS revenue for the nine months ended September 30, 2019 was $2.9 million, compared to $26,000 for the nine months ended September 30, 2018. Revenue derived from welcome kits, fulfillments, and shipping for the nine months ended September 30, 2019 was $3.7 million, compared to $0 for the nine months ended September 30, 2018.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2019 was $3.6 million, compared to $21,000 for the nine months ended September 30, 2018. The increase in cost of revenue is attributed to cost of revenue of Verb Direct. SaaS cost of revenue for the nine months ended September 30, 2019 was $427,000, compared to $21,000 for the nine months ended September 30, 2018. Cost of revenue for the welcome kits, fulfillment, and shipping for the quarter ended September 30, 2019 was $3.1 million, compared to $0 for the nine months ended September 30, 2018.

Operating Expenses

Research and development expenses were $3.1 million for the nine months ended September 30, 2019, as compared to $438,000 for the nine months ended September 30, 2018. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct and additional product development and testing to support the integration of Verb Direct plus enhancements to our core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners.

Depreciation and amortization expenses were $1.0 million for the nine months ended September 30, 2019, as compared to $16,000 for the nine months ended September 30, 2018. The increase was associated with the $990,000 of amortization related the intangible asset recorded as part of the acquisition of Verb Direct, and other depreciation and amortization attributed to Verb Direct for the nine months ended September 30, 2019.

General and administrative expenses for the nine months ended September 30, 2019 were $8.8 million, as compared to $5.2 million for the nine months ended September 30, 2018. The increase to general and administrative expenses is related to the inclusion of general and administration expenses of Verb Direct, which totaled $1.9 million, an increase in professional services of $863,000 related to the up-listing of our Common Stock and Warrants to Nasdaq, the acquisition of Verb Direct, plus recruiting, and an increase in labor to support growth of $513,000.

Other income / (expense), net, for the nine months ended September 30, 2019 equaled $1.4 million, which was driven by a change in the fair value of derivative liability of $3.3 million, and debt extinguishment of $1.5 million, all offset by financing costs of ($1.6) million primarily attributed to the valuation of the derivative liability associated with the August Warrants included in the Series A Preferred Stock offering, interest expense for amortization of debt discount of ($1.6) million, interest expense of ($151,000), and other expense of ($10,000). Other income, net, for the nine months ended September 30, 2018 totaled ($2.5) million, which represented a change in the fair value of derivative liability of ($840,000), interest expense for amortization of debt discount of ($748,000), debt extinguishment of ($423,000), interest expense of ($322,000), financing costs of ($172,000), and other expense of ($4,000).

Modified EBITDA

In addition to our GAAP results, we present modified EBITDA as a supplemental measure of our performance. However, modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, financing costs, changes in fair value of derivative liability, and other (income) / expense, net.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(3,115,000)	$(1,469,000)	$(8,466,000)	$(8,193,000)

Adjustments:
Other (income) / expense, net	9,000	-	10,000	4,000
Stock compensation expense	792,000	(496,000)	2,880,000	2,961,000
Financing costs	1,486,000	-	1,625,000	172,000
Amortization of debt discount	21,000	-	1,647,000	748,000
Change in fair value of derivative liability	(2,802,000)	(341,000)	(3,320,000)	840,000
Debt extinguishment, net	691,000	1,075,000	(1,536,000)	423,000
Interest expense	68,000	59,000	151,000	322,000
Depreciation and amortization	518,000	6,000	1,025,000	16,000
Total EBITDA adjustments	783,000	303,000	2,482,000	5,486,000
Modified EBITDA	$(2,332,000)	$(1,166,000)	$(5,984,000)	$(2,707,000)

The $1.2 million decrease in modified EBITDA for the three months ended September 30, 2019 compared to the same period in 2018, resulted from the increase in research & development, labor-related costs, and professional services associated with our growth and the acquisition of Verb Direct.

The $3.3 million decrease in modified EBITDA for the nine months ended September 30, 2019 compared to the same period in 2018, resulted from the increase in research & development, professional services, labor-related costs, and business-related expenses related to the up-listing our Common Stock and the Warrants to Nasdaq, and the acquisition of Verb Direct.

We present modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use modified EBITDA in developing our internal budgets, forecasts, and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $8.5 million during the nine months ended September 30, 2019. We also utilized cash in operations of $6.5 million during the nine months ended September 30, 2019. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Overview

As of September 30, 2019, we had cash of $1.9 million. We estimate our operating expenses for the next three months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

On August 14, 2019, we entered into the SPA with the Preferred Purchasers, pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of the Series A Preferred Stock and the August Warrants to purchase an aggregate of up to 3.87 million shares of Common Stock (an amount equivalent to the number of shares of Common Stock into which the Series A Preferred Stock is initially convertible). Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option into that number of shares of Common Stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of Common Stock. The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable from and after six months after the date of issuance, and will expire five years from the date of issuance. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted August Warrants to issue up to 3,245,162 shares of Common Stock in connection therewith. We received gross proceeds equal to $5,030,000.

Cash Flows – Operating

For the nine months ended September 30, 2019, our cash flows used in operating activities amounted to $6.5 million, compared to cash used for the nine months ended September 30, 2018 of $2.8 million. The change is due to costs associated with the up-listing of our Common Stock and the listing of our Warrants to Nasdaq, the acquisition of Verb Direct, and the growth of the business, which resulted in additional professional services, salary, and various operating expenses totaling $3.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. A decrease in customer deposits and deferred revenue also impacted operating cash flow.

Cash Flows – Investing

For the nine months ended September 30, 2019, our cash flows used in investing activities amounted to $14.5 million, compared to cash provided in investing activities for the nine months ended September 30, 2018 of $0. The change is attributed to the acquisition cash payment of $15 million paid for Verb Direct and fixed asset purchases associated with our new corporate headquarters in Newport Beach, California of $128,000, offset by Verb Direct’s cash on hand at the time of acquisition of $557,000.

Cash Flows – Financing

Our cash provided by financing activities for the nine months ended September 30, 2019 amounted to $22.3 million, which represented $18.3 million of net proceeds from the issuance of shares of our Common Stock, $4.7 million of net proceeds from the issuance of shares of our Series A Preferred Stock, $1.3 million of proceeds from notes payable, $432,000 of proceeds from the issuance of convertible debt, $58,000 of unsecured related party debt, and $45,000 of proceeds from warrant exercises, partially offset by $2.0 million paid in connection with convertible notes outstanding, $630,000 paid in connection with notes outstanding, and $58,000 paid in connection with related party notes outstanding. Our cash provided by financing activities for the nine months ended September 30, 2018 amounted to $3.2 million, which represented $3.0 million of proceeds received from the issuances of shares of our Common Stock, $1.0 million of proceeds from the issuance of shares of our Common Stock from the exercise of a put option, $130,000 of proceeds from the issuance of convertible debt, $34,000 of proceeds from the exercise of stock options, and $22,000 of proceeds from the exercise of warrants, partially offset by $845,000 paid in connection with convertible notes outstanding, $130,000 of deferred offering costs, and $20,000 for the repurchase of our common stock.

Notes Payable – Related Parties

The Company has the following outstanding notes payable to related parties at September 30, 2019 that are due in the current year:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2019
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	170,000

Total notes payable – related parties					1,177,000
Non-current					(1,065,000)
Current					$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Rory J. Cutaia, the Company’s Chief Executive Officer and then-majority stockholder, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on February 8, 2021, as amended.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of September 30, 2019, the outstanding principal balance of the note was equal to $112,000.

(C)	On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note, as amended, bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include valuation of derivative liability, valuation of debt and equity instruments, share-based compensation arrangements, and realization of deferred tax assets. Amounts could materially change in the future.

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

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the nine months ended September 30, 2019 and 2018 are as follows:

Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.55 - 2.75%	2.25 – 3.00%
Average expected term (years)	1 to 5 years	5 years
Expected volatility	180.0 - 275.3%	184.5 – 190.2%
Expected dividend yield	-	-

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

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, refer to Note 2, Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896. The complaint purports to be brought on behalf of a class of persons or entities who purchased or otherwise acquired Verb Common Stock between January 3, 2018 and May 2, 2018. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Exchange Act, arising out of the January 3, 2018 announcement by the Company of its agreement with Oracle America, Inc. The complaint seeks unspecified costs and damages. The Company believes the complaint is without merit and intends to vigorously defend the action.

On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS. The derivative action also arises out of the January 3, 2018 announcement by the Company of its agreement with Oracle America, Inc. The derivative action encompasses a time frame of January 3, 2018 through the present, and purports to bring claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures.

We know of no other material pending legal proceedings to which we or any subsidiary is a party or to which any of our assets or properties, or the assets or properties of any subsidiary, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any subsidiary or has a material interest adverse to us or any subsidiary.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – During the three  months ended September 30, 2019, the Company issued 156,478 shares of Common Stock to vendors for services rendered with a fair value of $204,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) (in that the shares of Common Stock were issued by us in a transaction not involving any public offering).

Conversion of Notes Payable – During the three  months ended September 30, 2019, the Company issued 598,286 shares of Common Stock upon conversion of notes payable and accrued interest of $719,000. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of Common Stock were issued by us in a transaction not involving any public offering). See Note 6, Note Payables, and Note 8, Convertible Notes Payable, for additional information.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated as of August 11, 2014 by and among Global System Designs, Inc., bBooth (USA), Inc. (formerly bBooth, Inc.), and the stockholders of bBooth (USA), Inc. (formerly bBooth, Inc.), which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2014, and is incorporated herein by reference thereto.
3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012, which was filed as Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-187782) filed with the SEC on April 8, 2013, and is incorporated herein by reference thereto.
3.2	Amended and Restated Bylaws, which were filed as Exhibit 3.12 to our Current Report on Form 8-K filed with the SEC on November 1, 2019, and is incorporated herein by reference thereto.
3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017, which was filed as Exhibit 3.5 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017, which was filed as Exhibit 3.6 to our Current Report on Form 8-K filed with the SEC on April 24, 2017, and is incorporated herein by reference thereto.
3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019, which was filed as Exhibit 3.7 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019, which was filed as Exhibit 3.8 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019, which was filed as Exhibit 3.9 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019, which was filed as Exhibit 3.10 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and is incorporated herein by reference thereto.
3.11	Statement of Merger of Verb Direct, Inc., a Utah corporation with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019, which was filed as Exhibit 3.11 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and is incorporated herein by reference thereto.
3.12	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019, which was filed as Exhibit 3.12 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC, which was filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.4	Promissory Note (Commitment Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.5	Promissory Note (First Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.6	Promissory Note (Second Note), dated September 15, 2017, issued by the Company in favor of Kodiak Capital Group, LLC, which was filed as Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
4.7	Form of Warrant Certificate dated March 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
4.8	12% Secured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.9	12% Unsecured Convertible Note dated December 1, 2015, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.10	12% Unsecured Note dated December 1, 2015, issued by the Company in favor of Audit Prep Services, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
4.11	Form of 12% Secured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.12	Form of Warrant Certificate dated April 4, 2016 issued to Rory J. Cutaia, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.13	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.14	Form of 12% Unsecured Convertible Note dated April 4, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.15	Form of Warrant Certificate dated April 4, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
4.16	Amendment to 12% Unsecured Convertible Note dated December 30, 2016, issued by the Company in favor of Oceanside Strategies, Inc., which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.
4.17	Warrant Certificate dated December 30, 2016 issued to Oceanside Strategies, Inc., which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2017, and is incorporated herein by reference thereto.

4.18	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on February 13, 2017, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
4.19	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on July 28, 2017, which was filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017, and is incorporated herein by reference thereto.
4.20	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.21	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.22	8% Unsecured Convertible Note dated December 5, 2017 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.23	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.24	8% Unsecured Convertible Note dated December 13, 2017 issued by the Company in favor of PowerUp Lending Group, LTD., which was filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
4.25	8% Unsecured Convertible Note dated January 11, 2018 issued by the Company in favor of EMA Financial, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.26	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.27	8% Unsecured Convertible Note dated January 10, 2018 issued by the Company in favor of Auctus Fund, LLC, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.28	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
4.29	Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on September 1, 2017, which was filed as Exhibit 4.27 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.30	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018, which was filed as Exhibit 4.28 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
4.31	Convertible Promissory Note dated October 30, 2018 issued in favor of Ira Gains, which was filed as Exhibit 4.31 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.32	Convertible Promissory Note dated October 30, 2018 issued in favor of Gina Trippiedi, which was filed as Exhibit 4.32 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.33	5% Original Issue Discount Promissory Note due August 1, 2019 issued in favor of Bellridge Capital, LP, which was filed as Exhibit 4.33 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
4.34	Form of Investor Common Stock Purchase Warrant, which was filed as Exhibit 4.34 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
4.35	Form of Underwriter’s Common Stock Purchase Warrant, which was filed as Exhibit 4.35 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
4.36	Form of Common Stock Purchase Warrant granted in favor of A.G.P./Alliance Global Partners, which was filed as Exhibit 4.36 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
4.37	Form of Common Stock Purchase Warrant issued in connection with the Series A Preferred Stock offering, which was filed as Exhibit 4.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.1	2014 Stock Option Plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, and is incorporated herein by reference thereto.
10.2	Employment Agreement dated November 1, 2014, by and between the Company and Rory Cutaia, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2014, and is incorporated herein by reference thereto.

10.3	Secured Promissory Note dated December 11, 2014 issued by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.4	Secured Promissory Note dated December 11, 2014 issued by Rocky Wright in favor of the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.5	Security Agreement dated December 11, 2014 executed by Songstagram, Inc. in favor of the Company, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.6	Security Agreement dated December 11, 2014 executed Rocky Wright in favor of the Company, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 17, 2014, and is incorporated herein by reference thereto.
10.7	Acquisition Agreement dated January 20, 2015 among Songstagram, Inc., Rocky Wright, and us, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.8	Surrender of Collateral, Consent to Strict Foreclosure and Release Agreement dated January 20, 2015, by and between Songstagram, Inc. and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.9	Form of Termination Agreement and Release dated January 20, 2015, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 26, 2015, and is incorporated herein by reference thereto.
10.10	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2015, and is incorporated herein by reference thereto.
10.11	Engagement letter dated March 20, 2015, by and among DelMorgan Group LLC, Globalist Capital, LLC, and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.12	Form of Note Purchase Agreement dated March 20, 2015, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 27, 2015, and is incorporated herein by reference thereto.
10.13	Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 7, 2015, and is incorporated herein by reference thereto.
10.14	Form of Stock Repurchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2016, and is incorporated herein by reference thereto.
10.15	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.16.	Form of Security Agreement issued by the Company in favor of Rory J. Cutaia, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 11, 2016, and is incorporated herein by reference thereto.
10.17	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.18	Form of Option Agreement for Messrs. Geiskopf and Cutaia, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.19	Term Sheet dated July 12, 2016, between Nick Cannon and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.
10.20	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2016, and is incorporated herein by reference thereto.

10.21	Form of Consulting Agreement dated August 8, 2016, by and between International Monetary and the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016, and is incorporated herein by reference thereto.
10.22	Form of Private Placement Subscription Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 19, 2016, and is incorporated herein by reference thereto.
10.23	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2017, and is incorporated herein by reference thereto.
10.24	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2017, and is incorporated herein by reference thereto.
10.25	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2017, and is incorporated herein by reference thereto.
10.26	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.27	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.28	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD, which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 14, 2017, and is incorporated herein by reference thereto.
10.29	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.30	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 26, 2018, and is incorporated herein by reference thereto.
10.31	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle America, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2018, and is incorporated herein by reference thereto.
10.32	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.33 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.33	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company, which was filed as Exhibit 10.34 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.34	Adobe Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Adobe Marketo, which was filed as Exhibit 10.35 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on August 14, 2018, and is incorporated herein by reference thereto.
10.35	Securities Purchase Agreement, dated October 19, 2018, which was filed as Exhibit 10.36 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.36	10% Original Issue Discount Promissory Note, dated October 19, 2018, which was filed as Exhibit 10.37 to our Current Report on Form 8-K filed with the SEC on October 25, 2018, and is incorporated herein by reference thereto.
10.37	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.

10.38	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.39	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 14, 2018, and is incorporated herein by reference thereto.
10.40	Securities Purchase Agreement dated February 1, 2019 by and between the Company and Bellridge, which was filed as Exhibit 10.40 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.41	Lock-Up Agreement dated October 30, 2018, by and between the Company and Gina Trippiedi, which was filed as Exhibit 10.41 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.42	Lock-Up Agreement dated October 30, 2018, by and between the Company and Ira Gaines, which was filed as Exhibit 10.42 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.43	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce, which was filed as Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.44	Service Agreement dated December 21, 2018, by and between the Company and Major Tom, which was filed as Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on February 7, 2019, and is incorporated herein by reference thereto.
10.45	Lease Agreement dated February 5, 2019, by and between the Company and NPBeach Marina LLC, which was filed as Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on February 19, 2019, and is incorporated herein by reference thereto.
10.46	Form of Warrant Agent Agreement by and between the Company and VStock Transfer, LLC, which was filed as Exhibit 10.46 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on March 14, 2019, and is incorporated herein by reference thereto.
10.47	Short-Term Demand Promissory Note of the Company in favor of David Martin, dated March 22, 2019, which was filed as Exhibit 10.47 to Amendment No. 8 to our Registration Statement on Form S-1 (File No. 333-226840) filed with the SEC on April 2, 2019, and is incorporated herein by reference thereto.
10.48	Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated April 2, 2019, which was filed as Exhibit 10.48 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and is incorporated herein by reference thereto.
10.49	Demand Promissory Note of the Company in favor of Adam Wolfson, dated April 30, 2019, which was filed as Exhibit 3.10 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and is incorporated herein by reference thereto.
10.50	Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated March 29, 2019, which was filed as Exhibit 10.50 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.51	Amendment to Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated July 10, 2019, which was filed as Exhibit 10.51 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.52	Amendment to Short-Term Demand Promissory Note of the Company in favor of Amin Somani, dated July 10, 2019, which was filed as Exhibit 10.52 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.53	Amendment to Short-Term Demand Promissory Note of the Company in favor of Adam Wolfson, dated July 29, 2019, which was filed as Exhibit 10.53 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.54	First Amendment to Lease dated June 26, 2019, by and between the Company and NPBeach Marina LLC, which was filed as Exhibit 10.54 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.55	Extension Letter from the Company to NPBeach Marina LLC, dated March 26, 2019, which was filed as Exhibit 10.55 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.56	Securities Purchase Agreement dated August 14, 2019, between the Company and certain purchasers identified therein, which was filed as Exhibit 10.56 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019, and is incorporated herein by reference thereto.
10.57*	First Amendment to Executive Employment Agreement dated October 31, 2019, between the Company and Rory J. Cutaia.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934.
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

November 14, 2019	By:	/s/ Rory Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

November 14, 2019	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer (Principal Accounting Officer)

