Form 10-K
period 2019-12-31
Verb Technology Company, Inc.
filed 2020-05-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2210 Newport Boulevard, Suite 200 Newport Beach, California	92663
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value Common Stock Purchase Warrants	VERB VERBW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37,891,474.

As of May 5, 2020, there were 29,894,621 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, including the effects and consequences of the novel coronavirus (COVID-19) public health crisis, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the Securities and Exchange Commission, or SEC, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

We are a Software-as-a-Service, or SaaS, applications platform developer. Our platform is comprised of a suite of sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application; verbLEARN, our Learning Management System application; and verbLIVE, our Live Broadcast Video Webinar application.

Our Technology

Our suite of applications can be distinguished from other sales enablement applications because our applications utilize our proprietary interactive video technology as the primary means of communication between sales and marketing professionals and their customers and prospects. Moreover, the proprietary data collection and analytics capabilities of our applications inform our users in real time, on their devices, when and for how long their prospects have watched a video, how many times such prospects watched it, and what they clicked-on, which allows our users to focus their time and efforts on ‘hot leads’ or interested prospects rather than on those that have not seen such video or otherwise expressed interest in such content. Users can create their hot lead lists by using familiar, intuitive ‘swipe left/swipe right’ on-screen navigation. Our clients report that these capabilities provide for a much more efficient and effective sales process resulting in increased sales conversion rates. We developed the proprietary patent-pending interactive video technology, as well as several other patent-issued and patent-pending technologies that serve as the unique foundation for all of our platform applications.

Our Products

verbCRM combines the capabilities of customer relationship management, or CRM, lead-generation, content management, and in-video e-commerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons which, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, which are among the many novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs.

verbLEARN is an interactive video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application, however adapted for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time, when and for how long the viewers watched the video, how many times they watched it, and what they clicked-on.

verbLIVE builds on popular video-based platforms such as Facebook Live, Zoom, WebEx, and Go2Meeting, among others, by adding Verb’s proprietary interactive in-video ecommerce capabilities – including an in-video Shopify shopping cart integrated for Shopify account holders - to our own live stream video broadcasting application. verbLIVE is a next-generation webinar platform that allows webinar hosts to utilize a variety of novel sales-driving features, including placing interactive icons on-screen that appear on the screens of all viewers, providing in-video click-to-purchase capabilities for products or services featured in the live video broadcast, in real-time, driving friction-free selling. verbLIVE also provides the host with real-time viewer engagement data and interaction analytics. verbLIVE is entirely browser-based, allowing it to function easily and effectively on all devices without requiring the host or the viewers to download software, and is secured through end-to-end encryption. verbLIVE is currently in pre-sales, accepting customer deposits, and is expected to launch commercially in summer 2020.

The Verb In-App Eco-System

To more effectively and efficiently monetize our current large user base, we have developed and have begun to deploy in-app purchase capabilities for all verbCRM users. This feature is currently being distributed and deployed as an automatic software update to enterprise client users whose monthly subscription fees and use of the application are paid by their corporate employer, sponsor, or principal. The in-app purchase capability will allow these users to pay for subscriptions directly in the app with their own credit card in order to access upgraded or unlocked verbCRM features and additional functionality within the app.

In addition, these users will have in-app access to our forthcoming “app store” where users can subscribe for third-party apps that are complimentary to verbCRM user demographics, such as specialized expense tracking applications, tax software, among other third-party apps offered directly to our user base on a revenue share basis with the third-party developers. In addition, we are expecting to introduce during 2020 an “Open API” architecture, allowing third-party developers to create specialized apps with features and functionality that integrate seamlessly into our verbCRM application. These will be offered directly to our user base through our verbCRM app store on a revenue-sharing basis.

Verb Partnerships and Integrations

We have completed the integration of verbCRM into systems offered by 17 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. We believe that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

We are also in various stages of development, testing and deployment for the integration of our latest generation interactive video and enhanced analytics and reporting technology, and more recently, a core package that includes verbLIVE, into popular CRM providers, including Salesforce, Microsoft, Oracle/NetSuite, and Adobe/Marketo, among others with whom we have executed partnership agreements. Each of these agreements provides for revenue share arrangements resulting from sales of our product to their respective clients. The integrations for Salesforce and Microsoft represent new build integrations, while those for Oracle/NetSuite and Adobe/Marketo represent replacement integrations. We have intentionally, though temporarily, delayed further action on and deployment of these integrations in order to allocate design, engineering and development resources to those initiatives that we believe will become revenue producing opportunities sooner, especially those that we believe will likely produce greater market demand due to the current and anticipated continued effects of the COVID-19 pandemic. We expect to resume action on and deployment of these integrations in the summer of 2020.

Non-Digital Products and Services

Historically, we have also provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We designed and printed welcome kits and starter kits for their marketing needs and provided fulfillment services, which consisted of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events. We also managed the fulfillment of our clients’ product sample packs that verbCRM users order through the app for automated delivery and tracking to their customers and prospects.

However, on February 28, 2020, we executed a letter of intent with Range Printing, a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping and fulfillment services. Pursuant to the letter of intent, through an automated process we have established for this purpose, Range will receive orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range letter of intent provides for a revenue share arrangement based upon the specific services to be provided by Range that is designed to guarantee net revenue to us, maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us.

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations, educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. Currently, we provide subscription-based application services to approximately 100 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 1.3 million downloads of our verbCRM application. Among the new business sectors targeted for this year are pharmaceutical sales, government institutions, and political parties and candidates.

Revenue Generation

We generate revenue from the following sources:

●	Recurring subscription fees paid by enterprise users and affiliates;
●	Recurring subscription fees paid by non-enterprise, small business, and individual users;
●	Recurring subscription fees paid by users who access in-app purchases of various premium services, features, functionality, and upgrades;
●	Recurring subscription fees paid by users who access in-app purchases of third-party software provider apps in our forthcoming app store;
●	Recurring subscription fees paid by users of Salesforce, Microsoft, Oracle/NetSuite, and Adobe/Marketo, among others with whom we have executed partnership agreements, for access to our applications that we intend to integrate into these platforms, including recurring subscription fees paid by users who subscribe to bundled service offerings from these partners and/or their respective value-added resellers;
●	Recurring subscription fees paid by users for all of the foregoing products and services generated through our recently launched Japan operations;
●	Recurring subscription fees paid by users generated through our forthcoming reseller and affiliate distribution programs; and
●	Fees paid by enterprise clients for non-digital products and services through our Range Printing venture.

Distribution Methods

Our distribution methods include:

●	Prospective customers and clients can subscribe to our applications on a monthly or annual contract through a simple, web-based sign-up form accessible on our website (https://www.verb.tech), as well as through interactive sign-up links that we distribute via email, text messaging and through social media;

●	Enterprise users that subscribe to our verbCRM software service can distribute custom-branded sign-up links to their internal and external staff via email or other electronic means;

●	We have entered into partnership agreements with other CRM providers to incorporate our interactive video technology into such other CRM providers’ software platforms to be offered to their existing and prospective client base for an additional monthly recurring fee, which fee is shared with us. In January 2018, we entered into such an agreement with Oracle America, Inc. to integrate our interactive video technology into their NetSuite platform on a revenue-share basis. In February 2018, we entered into a similar agreement with Adobe Marketo to integrate our interactive video technology into their platform on a revenue-share basis. On January 23, 2019, we entered into an agreement with Microsoft to integrate our interactive video technology into Microsoft’s Office 365 services product line, beginning with its email platform Outlook and their internal communications platform TEAMS. On February 4, 2019, we entered into a revenue share partnership agreement with Salesforce.com to integrate our interactive video technology into the Salesforce.com CRM platform.

●	We have entered into license and partnership agreements with digital marketing companies and advertising agencies to resell our Verb interactive video technology to their existing and prospective client bases for monthly fees which fees are shared with us. In March 2018, we entered into such an agreement with DR2Marketing, LLC to use and resell our applications to their clients on a revenue-share basis;

●	We expect to enter into partnership agreements with large cloud services providers, to bundle our application with such providers’ other applications offered to their existing and prospective global customer base in order to generate greater utilization fees from such customers’ need for more data storage and bandwidth required by video-based applications. For example, under our agreement with Microsoft, their value-added cloud services resellers may choose to bundle our application for resale to their respective customer bases; and

●	We employ a direct sales team, as well as outside sales consultants.

Our Japan Operations

In April 2020, we commenced local language sales, sales support, customer support, and marketing operations in Japan. In order to ensure compliance with Japan’s laws, rules and regulations, our operations were established pursuant to, and in accordance with, an exclusive reseller agreement with an existing Tokyo-based Japanese corporation operated by a team with over 30-years’ experience in the Japan direct sales industry. They operate and market our applications in Japan under the Verb brand.

Japan represents the 3rd largest global economy1 and the 5th largest direct sales market2. There are approximately 4 million direct sales representatives in Japan which accounted for approximately $16B in 2018 direct sales revenue2. More than 50% of our current U.S.-based enterprise clients have a substantial number of sales representatives in Japan that currently do not subscribe to our application, with five of those clients generating the majority of their revenue from their Japan-based sales. We believe the in-country sales, sales support, and customer service we can provide through native language speaking staff in Japan represents a significant opportunity for us to grow our applications subscription business and enhance our clients’ Japan initiatives. Since we began operations, we have executed verbCRM subscription agreements with 6 Japanese enterprise clients.

We are currently exploring a similar expansion opportunity in Korea, which has the 3rd largest direct sales market in the world2.

1.	www.investopedia.com/insights/worlds-top-economies
2.	World Federation of Direct Selling Associations; Statistical Database 2015-2018 [https://wfdsa.org/global-statistics/]

Our Historical Background

We are a Nevada corporation originally formed as a limited liability company in 2012 as Cutaia Media Group, LLC, or CMG. In May 2014, CMG merged into bBooth, Inc., and in October 2014, bBooth, Inc. changed its name to bBooth (USA), Inc.

In October 2014, bBooth(USA), Inc. was acquired by Global System Designs, Inc. In connection with the acquisition, Global Systems Design, Inc. changed its name to bBooth, Inc.

In April 2017, we changed our name from bBooth, Inc. to nFüsz, Inc, and in February 2019 we changed our name from nFüsz, Inc. to Verb Technology Company, Inc.

On February 1, 2019, we implemented a 1-for-15 reverse stock split of our common stock, $0.0001 par value per share, or common stock. As a result of the reverse stock split, every fifteen shares of our pre-split common stock were combined and reclassified into one share of our common stock. Our consolidated financial statements have been recast to reflect the 1-for-15 reverse stock split of our common stock.

In April 2019, we acquired Sound Concepts Inc., or Sound Concepts, pursuant to an agreement and plan of merger. As a result of the merger, Sound Concepts merged with and into our wholly-owned subsidiary, NF Acquisition Company, LLC. Upon completion of the merger, NF Acquisition Company, LLC changed its name to Verb Direct, LLC, or Verb Direct.

Our common stock and common stock purchase warrants trade on The NASDAQ Capital Market under the symbols “VERB” and “VERBW,” respectively. Our Internet website address is https://www.verb.tech.

Marketing

We utilize our own proprietary interactive video platform as the foundation of our ongoing marketing initiatives. Our initiatives include, among other things, daily, broad-based social media engagement by a dedicated team of full-time employees and outside consultants; management of our interactive video-based website; and interactive video-based email campaigns and television commercials. In addition, the 17 direct sales back office systems providers with whom we have integrated verbCRM, market our applications to their customers and prospects in exchange for finders’ fees.

Competition

CRM software generated more than $48.2 billion in sales revenue throughout the world in 20181, has grown to become the largest software segment, overtaking data management software, and is expected to reach more than $80 billion in sales revenue by 20252. We compete in the CRM applications industry, as well as in the video conferencing/webinar industry. We believe that CRM applications that incorporate our proprietary Verb interactive video technology provide significant competitive advantages over the CRM applications that do not. The long-term leaders in the CRM sector: Salesforce, Microsoft, Oracle, SAP, and Adobe, collectively account for approximately 41% of industry sales1. These companies, as well as many others, have numerous differences in feature sets and functionality, but all share certain basic attributes. Most of them were designed before the advent and proliferation of mobile phones, social media, and the technology behind the current ubiquity of video over the internet and more recently on mobile devices. While many of them have attempted to incorporate video capabilities into their respective CRM platforms, sometimes in ‘‘bolt-on’’ fashion, we do not believe any of them has done so in a manner that is as effective as our interactive in-video ecommerce platform that allows users to place clickable calls-to-action right in the video, including into users’ pre-existing sales and product videos. In addition, Verb’s interactive videos are viewable on both mobile and desktop devices regardless of operating system and without the need to download a proprietary player or program.

We also compete in the video webinar and ecommerce solution provider sectors. The webinar sector is dominated by Zoom, WebEx, and Go2Meeting, among others. The ecommerce solution provider sector is dominated by Shopify, among others. However, we believe our verbLIVE application provides a superior solution for users seeking to use video webinars as a sales tool because our in-video clickable icons provide seamless in-video ecommerce capabilities that are not offered by either Zoom (or other large webinar providers) or Shopify. We believe verbLIVE represents a unique solution that combines the best features of Zoom and Shopify in a single application, offering users a more friction-free and effective selling experience. Notwithstanding the foregoing, the market share, marketing strength, and established positions in the marketplace of our competitors may prevent us from obtaining a large share of these markets.

1.	Forbes.com [www.forbes.com/sites/louiscolumbus/2019/06/22/salesforce-now-has-over-19-of-the-crm-market/#7014e4a333a5]
2.	Grand View Research, Inc. [http://www.grandviewresearch.com/industry-analysis/customer-relationship-management-crm-market]

Intellectual Property

Our policy is to protect our technology through, among other things, a combination of patents, trade secrets and copyrights. We primarily rely upon trade secrets and copyrighted proprietary software, code, and know-how to protect our interactive video technology platform and associated applications. We have taken security measures to protect our trade secrets and proprietary know-how, to the extent possible. Our means of protecting our proprietary rights may not prove to be adequate and our competitors may independently develop technology or products that are similar to ours or that compete with ours. Trade secret and copyright laws afford only limited protection for our technology and products. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology and products less valuable, if the design around is favorably received in the marketplace.

We recently filed a provisional patent application with the U.S. Patent and Trademark Office, or PTO, with respect to providing interactive video streams involving interactive buttons which we utilize in our video products. However, our provisional patent application may not result in the issuance of a patent, or may result in narrow claims, which may limit the protection we are attempting to obtain. We also hold a number of granted patents in two families with pending continuations. A first family relates to systems and methods for enhanced networking, conversion tracking, and conversion attribution. This family contains two issued patents (U.S. Pat. No. 9,792,380, issued October 17, 2017; and U.S. Pat. No. 10,467,317, issued Nov. 5, 2019) and a pending continuation. A second family relates to systems and methods for generating a custom campaign. This family contains one issued patent (U.S. Pat. No. 10,643,247, issued May 5, 2020) and a pending continuation. These existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of such patents may be challenged by third parties, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology and/or obtain appropriate licenses under third party patents, which may not be available on acceptable terms or at all.

Third parties may independently develop technology that is not covered by our patents, that is similar to, or competes with, our technology. In addition, our intellectual property may be infringed or misappropriated by third parties, particularly in foreign countries where the laws and governmental authorities may not protect our proprietary rights as effectively as those in the United States.

There is a risk that our means of protecting our intellectual property rights may not be adequate, and weaknesses or failures in this area could adversely affect our business or reputation, financial condition, and/or operating results.

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

Research and Development

We incurred $4,311,000 and $980,000 of research and development expenses during the years ended December 31, 2019 and 2018, respectively. These funds were primarily used for development of our interactive video-based sales enablement platform and associated applications.

Suppliers

While most of our design, development, and engineering team is U.S.-based, we currently utilize a small group of dedicated full-time and part-time off-shore experienced professionals for some of the coding and maintenance of our software. We believe we have mitigated the risks associated with managing an external team of software development professionals by incorporating experienced internal management and oversight, as well as appropriate systems, protocols, controls, and procedures to ensure the protection and integrity of all our applications. We have also ensured access to additional qualified professionals to provide like or complementary services on an as-needed basis.

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we have a single customer that represented 13% of our 2019 revenue.

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

Employees

As of April 20, 2019, we had 83 full-time statutory employees, 8 part-time employees, 5 board members, and 34 full-time consultants and contractors. We also employ consultants and contractors on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees or consultants, are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, consultants, and consultants, both full-time and part-time, is satisfactory.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks or uncertainties. Our actual results could differ materially from those anticipated or contemplated by these forward-looking statements as a result of a number of factors, including the risks we face described below, as well as other variables that could affect our operating results. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations.

To date, we have incurred recurring losses since inception. Our net loss was $15,918,000 for the year ended December 31, 2019 and $12,127,000 for the year ended December 31, 2018. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2019 and 2018 have raised substantial doubt as to our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We have identified material weakness in our internal control over financial reporting which have, and in the future could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report we identified two material weaknesses in our internal control over financial reporting related to inadequate segregation of duties and effective risk assessment and to insufficient staffing resources in connection with our financial statement closing processes. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report.

We are actively engaged in developing a remediation plan designed to address these material weaknesses. We have taken, and continue to take, the actions discussed in this report to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts described in this report. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this report, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weaknesses described in this report could continue to exist. If in the future, the measures are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, the consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

The recent outbreak of COVID-19 may have a significant negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. These conditions will significantly negatively impact all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our software engineers, sales staff and corporate management team. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently, capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

We have limited capital resources. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to finance our operations in the same manner in the foreseeable future. Our ability to continue our normal and planned operations, to grow our business, and to compete in our industry will depend on the availability of adequate capital. We cannot assure you that we will be able to obtain additional funding from those or other sources when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then-existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our then-existing stockholders. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate development of new programs or future marketing efforts, or reduce or discontinue our operations. Any of these events could significantly harm our business, financial condition, and prospects.

The success of our business is dependent upon our ability to maintain and expand our customer base and our ability to convince our customers to increase the use of our services and/or platform. If we are unable to expand our customer base and/or the use of our services and/or platform by our customers declines, our business will be harmed.

Our ability to expand and generate revenue depends, in part, on our ability to maintain and expand our relationships with existing customers and convince them to increase their use of our platform. If our customers do not increase their use of our platform, then our revenue may not grow and our results of operations may be harmed. It is difficult to predict customers’ usage levels accurately and the loss of customers or reductions in their usage levels may have a negative impact on our business, results of operations, and financial condition. If a significant number of customers cease using, or reduce their usage of, our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue. These additional expenditures could adversely affect our business, results of operations, and financial condition. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers could reduce or cease their use of our platform at any time without penalty or termination charges.

The market in which we operate is intensely competitive and, if we do not compete effectively, our operating results could be harmed.

The market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, and many of our competitors, including Salesforce.com, Microsoft, Oracle, SAP SE, and Adobe, which collectively account for approximately 41% of industry sales1, have greater name recognition, longer operating histories, and larger marketing budgets, as well as substantially greater financial, technical, and other resources, than we do. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Furthermore, because of these advantages, even if our products and services are more effective than the products and services that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our products and services. If we do not compete effectively against our current and future competitors, our operating results could be harmed.

1.	Forbes.com [www.forbes.com/sites/louiscolumbus/2019/06/22/salesforce-now-has-over-19-of-the-crm-market/#7014e4a333a5]

We may not be able to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships.

We have entered into certain strategic relationships with other marketing and CRM platforms, such as Oracle NetSuite and Adobe Market, to incorporate and integrate our interactive video technology and are actively seeking additional strategic relationships. There can be no assurance, however, that these strategic relationships will result in material revenues for us or that we will be able to generate any other meaningful strategic relationships.

We may not be able to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments.

If we are unable to develop enhancements to, and new features for, our sales enablement applications that keep pace with rapid technological developments, such as verbLIVE which we plan to introduce during the summer of 2020, our business will be harmed. The success of enhancements, new features, and services depends on several factors, including the timely completion, introduction, and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth or harm our reputation. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market at a competitive price or at all. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction, and harm our business.

Our ability to deliver our services is dependent on third party Internet providers.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, proprietary business information of our customers, including, credit card and payment information, and personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. As such, we are subject to federal, state, provincial and foreign laws regarding privacy and protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers require us to notify them in the event of a security incident. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, including, but not limited to, the General Data Protection Regulation, which we refer to as GDPR, and the California Consumer Privacy Act of 2018, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes.

We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, and we take steps to strengthen our security protocols and infrastructure, however, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. We also could be negatively impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Advanced cyber-attacks can be multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, a loss of confidence in our business, early termination of our contracts and other business losses, indemnification of our customers, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations and other significant liabilities, any of which could materially harm our business any of which could adversely affect our business, revenues, and competitive position.

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

We currently rely on certain key suppliers and vendors in the coding and maintenance of our software. We will continue to require such expertise in the future. Due to the current demand for skilled software developers, we run the risk of not being able to find or retain suitable and qualified personnel at an acceptable price, or at all. Without these developers, we may not be able to further develop and maintain our software, which is the most important aspect of our business development.

The success of our business is highly correlated to general economic conditions.

Demand for our products and services is highly correlated with general economic conditions, as a substantial portion of our revenue is derived from discretionary spending by individuals, which typically declines during times of economic instability. Declines in economic conditions in the United States or in other countries in which we operate, including declines as a result of the COVID-19 pandemic, and may operate in the future may adversely impact our financial results. Because such declines in demand are difficult to predict, we or our industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for our products and services. Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, high unemployment, and other factors. The inability to grow or maintain our business would adversely affect our business, financial conditions, and results of operations, and thereby an investment in our common stock.

Our failure to protect our intellectual property rights could diminish the value of our products, weaken our competitive position and reduce our revenue, and infringement claims asserted against us or by us, could have a material adverse effect.

We regard the protection of our intellectual property, which includes patents, trade secrets, copyrights, trademarks and domain names, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We have two patents related to our system for providing access to, storing and distributing content, and we recently filed a provisional patent application with the U.S. Patent and Trademark Office, or PTO, with respect to our interactive video technology. Our provisional patent application may not result in the issuance of a patent, or certain claims may be rejected or may need to be narrowed, which may limit the protection we are attempting to obtain. In addition, our existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of our patents may be challenged by third parties, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology, and/or obtain appropriate licenses under third party patents, which may not be available on acceptable terms or at all.

We have registered domain names and trademarks in the United States and may also pursue additional registrations both in and outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In addition, our competitors may independently develop similar technology. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our products. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop its competitors from infringing upon our intellectual property rights.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services.

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

Risks Related to an Investment in Our Securities

Raising additional capital, including through future sales and issuances of our common stock, or warrants or the exercise of rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders, could cause our share price to fall and could restrict our operations.

We expect that significant additional capital will be needed in the future to continue our planned operations, including any potential acquisitions, hiring new personnel and continuing activities as an operating public company. To the extent we seek additional capital through a combination of public and private equity offerings and debt financings, our stockholders may experience substantial dilution. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. A failure to obtain adequate funds may cause us to curtail certain operational activities, including sales and marketing, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

In addition, we have granted options to purchase shares of our common stock pursuant to our equity incentive plans and have registered 8,000,000 shares of common stock underlying options and shares granted pursuant to our equity incentive plans. Sales of shares issued upon exercise of options granted under our equity compensation plans may result in material dilution to our existing stockholders, which could cause our price of our common stock to fall.

Our issuance of additional shares of preferred stock could adversely affect the market value of our common stock, dilute the voting power of common stockholders and delay or prevent a change of control.

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 15,000,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of May 5, 2020, we had 3,246 shares of preferred stock outstanding that are convertible into 2,094,197 shares of common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

Further, the issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock. The issuance of shares of preferred stock may also have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

The market price of our common stock has been, and may continue to be, subject to substantial volatility.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including;

●	volatility in the trading markets generally and in our particular market segment;

●	limited trading of our common stock;

●	actual or anticipated fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements regarding our business or the business of our customers or competitors;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	developments or disputes concerning our intellectual property or our offerings, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major change in our board of directors or management;

●	sales of shares of our common stock by us or by our stockholders;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war, incidents of terrorism, pandemics (such as the COVID-19 virus) or responses to these events.

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

We intend to retain a significant portion of any future earnings to finance the development, operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of operations, cash flows, and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our board of directors determines to pay dividends, our stockholders will be required to look to appreciation of our common stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, we estimate that our executive officers and directors and their respective affiliates beneficially own approximately 17.2% of our outstanding voting stock as of May 5, 2020. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment to our articles of incorporation or bylaws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for a vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover, or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our common stock has been categorized as “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

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

The Financial Industry Regulatory Authority, Inc., or FINRA, has adopted sales practice requirements that historically may have limited a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

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

Our articles of incorporation and bylaws contain provisions permitting us to eliminate the personal liability of our directors and officers to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. In addition, we have entered into indemnification agreements with our directors and officers to provide such indemnification rights. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Our ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law (should is not be repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our stock and expose us to penalties and/or reputational harm.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is approximately 6,700 square feet and is located at 2210 Newport Blvd., Suite 200, Newport Beach, California 92663. Our headquarters houses our executive and administrative operations under an operating lease that expires on May 31, 2027 for monthly rent of approximately $35,000. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

On April 12, 2019, the Company acquired four office and warehouse leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. The lessor of the office and warehouse area is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of Verb Direct.

ITEM 3. LEGAL PROCEEDINGS

On April 24, 2018, EMA Financial, LLC, or EMA, commenced an action against us, styled as EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The complaint sets forth four causes of action and seeks money damages, injunctive relief, liquidated damages, and declaratory relief related to our refusal to agree to EMA’s interpretation of a cashless exercise provision in a common stock warrant we granted to EMA in December 2017. We interposed several counterclaims, including a claim for reformation of the underlying agreements to reflect our interpretation of the cashless exercise provision. Both parties moved for summary judgment. On March 16, 2020, the United States District Court entered a decision agreeing with our position, denying EMA’s motion for declaratory judgement on its interpretation of the cashless exercise formula, and stating, inter alia, that “the Agreements read in their entirety reveal that nFUSZ, Inc.’s position regarding the proper cashless exercise formula is the only sensible one and that the cashless exercise formula must be enforced accordingly.” The court went to order that in light of this finding, the parties should submit a proposal for future proceedings. Accordingly, we have instructed our counsel to prosecute our claims for reimbursement of all of the costs we incurred in connection with this action, including all attorneys’ fees as well as all damages we incurred as a result of EMA’s conduct.

We are currently in a dispute with a former employee of our predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. We do not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when we purchased all of his shares of stock more than 4 years ago in January 2016. We intend to seek dismissal of the former employee’s claims through arbitration.

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896. The complaint purports to be brought on behalf of a class of persons or entities who purchased or otherwise acquired our common stock between January 3, 2018 and May 2, 2018, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the January 3, 2018, announcement by us of our agreement with Oracle America, Inc. The complaint seeks unspecified costs and damages. We believe the complaint is without merit and we intend to vigorously defend the action.

On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS. The derivative action also arises out of the January 3, 2018, announcement by us of our agreement with Oracle America, Inc. The derivative action alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the costs associated with the defense of the above referenced class action complaint. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures. We contend that the class action is without merit and as such, this derivative action, upon which it relies, is likewise without merit and we intend to vigorously defend this suit.

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

We believe we have adequately reserved for all litigation within our financials.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “VERB.”

Holders of Common Stock

As of May 5, 2020, there were approximately 167 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Dividends

We have never declared or paid dividends. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. The Nevada Revised Statutes, or NRS, however, prohibits us from declaring dividends, where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2019, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2019 and 2018, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a Software-as-a-Service, or SaaS, applications platform developer. Our platform is comprised of a suite of sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application; verbLEARN, our Learning Management System application; and verbLIVE, our Live Broadcast Video Webinar application.

Our Technology

Our suite of applications can be distinguished from other sales enablement applications because our applications utilize our proprietary interactive video technology as the primary means of communication between sales and marketing professionals and their customers and prospects. Moreover, the proprietary data collection and analytics capabilities of our applications inform our users in real time, on their devices, when and for how long their prospects have watched a video, how many times such prospects watched it, and what they clicked-on, which allows our users to focus their time and efforts on ‘hot leads’ or interested prospects rather than on those that have not seen such video or otherwise expressed interest in such content. Users can create their hot lead lists by using familiar, intuitive ‘swipe left/swipe right’ on-screen navigation. Our clients report that these capabilities provide for a much more efficient and effective sales process, resulting in increased sales conversion rates. We developed the proprietary patent-pending interactive video technology, as well as several other patent-issued and patent-pending technologies that serve as the unique foundation for all of our platform applications.

Our Products

verbCRM combines the capabilities of customer relationship management, or CRM, lead-generation, content management, and in-video e-commerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons, which when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, which are among many novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs.

verbLEARN is an interactive video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application, however adapted for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time, when and for how long the viewers watched the video, how many times they watched it, and what they clicked-on.

verbLIVE builds on popular video-based platforms such as Facebook Live, Zoom, WebEx, and Go2Meeting, among others, by adding Verb’s proprietary interactive in-video ecommerce capabilities – including an in-video Shopify shopping cart integrated for Shopify account holders - to our own live stream video broadcasting application. verbLIVE is a next-generation webinar platform that allows webinar hosts to utilize a variety of novel sales-driving features, including placing interactive icons on-screen that appear on the screens of all viewers, providing in-video click-to-purchase capabilities for products or services featured in the live video broadcast, in real-time, driving friction-free selling. verbLIVE also provides the host with real-time viewer engagement data and interaction analytics. verbLIVE is entirely browser-based, allowing it to function easily and effectively on all devices without requiring the host or the viewers to download software, and is secured through end-to-end encryption. verbLIVE is currently in pre-sales, accepting customer deposits, and is expected to launch commercially in summer 2020.

The Verb In-App Eco-System

To more effectively and efficiently monetize our current large user base, we have developed and have begun to deploy in-app purchase capabilities for all verbCRM users. This feature is currently being distributed and deployed as an automatic software update to enterprise client users whose monthly subscription fees and use of the application are paid by their corporate employer, sponsor, or principal. The in-app purchase capability will allow these users to pay for subscriptions directly in the app with their own credit card in order to access upgraded or unlocked verbCRM features and additional functionality within the app.

In addition, these users will have in-app access to our forthcoming “app store” where users can subscribe for third-party apps that are complimentary to verbCRM user demographics, such as specialized expense tracking applications, tax software, among other third-party apps offered directly to our user base on a revenue share basis with the third-party developers. In addition, we are expecting to introduce during 2020 an “Open API” architecture, allowing third-party developers to create specialized apps with features and functionality that integrate seamlessly into our verbCRM application. These will be offered directly to our user base through our verbCRM app store on a revenue-sharing basis.

Verb Partnerships and Integrations

We have completed the integration of verbCRM into systems offered by 17 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. We believe that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

We are also in various stages of development, testing and deployment for the integration of our latest generation interactive video and enhanced analytics and reporting technology, and more recently, a core package that includes verbLIVE, into popular CRM providers, including Salesforce, Microsoft, Oracle/NetSuite, and Adobe/Marketo, among others with whom we have executed partnership agreements. Each of these agreements provides for revenue share arrangements resulting from sales of our product to their respective clients. The integrations for Salesforce and Microsoft represent new build integrations, while those for Oracle/NetSuite and Adobe/Marketo represent replacement integrations. We have intentionally, though temporarily, delayed further action on and deployment of these integrations in order to allocate design, engineering and development resources to those initiatives that we believe will become revenue producing opportunities sooner, especially those that we believe will likely produce greater market demand due to the current and anticipated continued effects of the COVID-19 pandemic. We expect to resume action on and deployment of these integrations in the summer of 2020.

Non-Digital Products and Services

Historically, we have also provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We designed and printed welcome kits and starter kits for their marketing needs and provided fulfillment services, which consisted of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events. We also managed the fulfillment of our clients’ product sample packs that verbCRM users order through the app for automated delivery and tracking to their customers and prospects.

However, on February 28, 2020, we executed a letter of intent with Range Printing, a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping and fulfillment services. Pursuant to the letter of intent, through an automated process we have established for this purpose, Range will receive orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range letter of intent provides for a revenue share arrangement based upon the specific services to be provided by Range that is designed to guarantee net revenue to us, maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us.

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations, educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. Currently, we provide subscription-based application services to approximately 100 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 1.3 million downloads of our verbCRM application. Among the new business sectors targeted for this year are pharmaceutical sales, government institutions, and political parties and candidates.

Revenue Generation

We generate revenue from the following sources:

●	Recurring subscription fees paid by enterprise users and affiliates;
●	Recurring subscription fees paid by non-enterprise, small business, and individual users;
●	Recurring subscription fees paid by users who access in-app purchases of various premium services, features, functionality, and upgrades;
●	Recurring subscription fees paid by users who access in-app purchases of third-party software provider apps in our forthcoming app store;
●	Recurring subscription fees paid by users of Salesforce, Microsoft, Oracle/NetSuite, and Adobe/Marketo, among others with whom we have executed partnership agreements, for access to our applications that we intend to integrate into these platforms, including recurring subscription fees paid by users who subscribe to bundled service offerings from these partners and/or their respective value-added resellers;
●	Recurring subscription fees paid by users for all of the foregoing products and services generated through our recently launched Japan operations;
●	Recurring subscription fees paid by users generated through our forthcoming reseller and affiliate distribution programs; and
●	Fees paid by enterprise clients for non-digital products and services through our Range Printing venture.

Results of Operations

Fiscal Year Ended December 31, 2019 compared to the Fiscal Year Ended December 31, 2018

The following is a comparison of the results of our operations for the year ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Change

Revenue
Digital	$4,240,000	$32,000	4,208,000
Welcome kits and fulfillment	3,913,000	-	3,913,000
Shipping	947,000	-	947,000
Total revenue	9,100,000	32,000	9,068,000

Cost of Revenue
Digital	660,000	52,000	608,000
Welcome kits and fulfillment	3,273,000	-	3,273,000
Shipping	937,000	-	937,000
Total cost of revenue	4,870,000	52,000	4,818,000

Gross margin	4,230,000	(20,000)	4,250,000

Operating expenses:
Research and development	4,312,000	980,000	3,332,000
Depreciation and amortization	1,042,000	20,000	1,022,000
General and administrative	14,710,000	6,772,000	7,938,000
Total operating expenses	20,064,000	7,772,000	12,292,000

Loss from operations	(15,834,000)	(7,792,000)	(8,042,000)

Other income (expense), net
Other expense	(11,000)	(5,000)	(6,000)
Financing costs	(1,625,000)	(798,000)	(827,000)
Interest expense - amortization of debt discount	(1,658,000)	(1,468,000)	(190,000)
Change in fair value of derivative liability	1,862,000	(1,167,000)	3,029,000
Debt extinguishment, net	1,536,000	(534,000)	2,070,000
Interest expense	(186,000)	(362,000)	176,000
Total other expense, net	(82,000)	(4,334,000)	4,252,000

Income tax provision	2,000	1,000	1,000

Net loss	$(15,918,000)	$(12,127,000)	(3,791,000)

Revenues

Total revenue for the year ended December 31, 2019 was $9.1 million, compared to $32,000 for the year ended December 31, 2018. The increase in revenue is attributed to revenue generated by Verb Direct, our wholly-owned subsidiary that we acquired in April 2019. As a result of the acquisition, we currently have three revenue streams: (1) SaaS that is an interactive video CRM application; (2) welcome kits, which consists of “starter kits” for corporations to use for their marketing needs; and (3) fulfillments, which consists of various custom products used for marketing purposes at conferences and other events or sample packs ordered through the digital application. SaaS revenue for 2019 was $4.2 million, compared to $32,000 for 2018. Revenue derived from welcome kits, fulfillments, and shipping for 2019 was $4.9 million, compared to $0 for 2018.

Cost of Revenue

Total cost of revenue for 2019 was $4.9 million, compared to $52,000 for 2018. The increase in cost of revenue is attributed to cost of revenue of Verb Direct. SaaS cost of revenue for 2019 was $660,000, compared to $52,000 for 2018. Cost of revenue for the welcome kits, fulfillment, and shipping for 2019 was $4.2 million, compared to $0 for 2018.

Operating Expenses

Research and development expenses were $4.3 million for 2019, as compared to $980,000 for 2018. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct and additional product development and testing to support the integration of Verb Direct, development of verbLIVE, plus enhancements to our core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners.

Depreciation and amortization expenses were $1.0 million for 2019, as compared to $20,000 for 2018. The increase was associated with the $1.0 million of amortization related the intangible asset recorded as part of the acquisition of Verb Direct, and other depreciation and amortization attributed to Verb Direct for 2019.

General and administrative expenses for 2019 were $14.7 million, as compared to $6.8 million for 2018. The increase to general and administrative expenses is related to the inclusion of general and administration expenses of Verb Direct, which totaled $3.1 million, an increase in labor to support growth of $1.6 million, an increase in professional services of $1.9 million related to the up-listing of our common stock and warrants to The NASDAQ Capital Market, the acquisition of Verb Direct, litigation and recruiting, plus an increase in stock compensation expense of $763,000.

Other income (expense), net, for 2019 equaled ($82,000), which was driven by a change in financing costs of ($1.6) million primarily attributed to the valuation of the derivative liability associated with the warrants we issued in connection with our Series A Convertible Preferred Stock, or Series A Preferred Stock, offering, interest expense for amortization of debt discount of ($1.7) million, interest expense of ($186,000), and other expense of ($11,000), all offset by the change in fair value of derivative liability of $1.9 million, and debt extinguishment of $1.5 million. Other income, net, for 2018 totaled ($4.3) million, which represented interest expense for amortization of debt discount of ($1.5) million, a change in the fair value of derivative liability of ($1.2) million, financing costs of ($798,000), debt extinguishment of ($534,000), interest expense of ($362,000), and other expense of ($5,000).

Modified EBITDA

In addition to our results under generally accepted accounted principles, or GAAP, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, financing costs and changes in fair value of derivative liability.

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

	For the Year Ended
	December 31, 2019	December 31, 2018

Net loss	$(15,918,000)	$(12,127,000)

Adjustments:
Other expense	11,000	5,000
Stock compensation expense	4,178,000	3,415,000
Financing costs	1,625,000	798,000
Amortization of debt discount	1,658,000	1,468,000
Change in fair value of derivative liability	(1,862,000)	1,167,000
Debt extinguishment, net	(1,536,000)	534,000
Interest expense	186,000	362,000
Depreciation and amortization	1,042,000	20,000
Income tax provision	2,000	1,000
Total EBITDA adjustments	5,304,000	7,770,000
Modified EBITDA	$(10,614,000)	$(4,357,000)

The $6.3 million decrease in modified EBITDA for the year ended December 31, 2019 compared to the same period in 2018, resulted from the increase in research & development, professional services, labor-related costs, and business-related expenses related to up-listing our common stock and warrants to The NASDAQ Capital Market, and the acquisition of Verb Direct.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $15,918,000 during the fiscal year ended December 31, 2019. We also utilized cash in operations of $8,118,000 during the fiscal year ended December 31, 2019. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. In addition, our independent registered public accounting firm, in its report on our December 31, 2019 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

Overview

As of December 31, 2019, we had cash of $983,000. We estimate our operating expenses for the next three months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

In April 2019, we closed our public offering that provided us with gross proceeds of approximately $20,500,000 before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The proceeds were used to pay the $15,000,000 cash portion of the acquisition price for Sound Concepts (now, Verb Direct), pay principal and interest amounts outstanding under convertible debt in the amount of $2,025,000, pay commissions and other offering expenses related to the public offering in the amount of $2,100,000, and pay other operating expenses.

On August 14, 2019, we entered into a purchase agreement with investors, pursuant to which we agreed to issue and sell up to an aggregate of 6,000 shares of our Series A Preferred Stock and the warrants to purchase an aggregate of up to 3.87 million shares of common stock (an amount equivalent to the number of shares of common stock into which the Series A Preferred Stock is initially convertible). Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option into that number of shares of common stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of common stock. The warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable from and after six months after the date of issuance, and will expire five years from the date of issuance. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and issued warrants to purchase up to 3,245,162 shares of common stock in connection therewith. We received gross proceeds equal to $5,030,000.

On February 5, 2020, we initiated our private placement, which is for the sale and issuance of up to five million shares of our common stock at a per-share price of $1.20, which amount represents a 20% discount to the $1.50 closing price of our common stock on that day, and is memorialized by a subscription agreement.

On March 31, 2020 we closed our private placement. In total we issued 4,237,833 shares of common stock and netted $4.4 million after fees and expenses.

On April 17, 2020, we received loan proceeds in the amount of approximately $1,218,000 under the Paycheck Protection Program, or PPP. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. We intend to use the proceeds for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part.

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended December 31, 2019 and 2018:

	For the Year Ended
	December 31, 2019	December 31, 2018
Cash used in operating activities	$(8,118,000)	$(4,157,000)
Cash used in investing activities	(14,589,000)	-
Cash provided by financing activities	23,056,000	4,780,000
Increase in cash	$349,000	$623,000

Cash Flows – Operating

For 2019, our cash used in operating activities amounted to $8.1 million, compared to cash used in operating activities for 2018 of $4.2 million. The change is due to costs associated with the up-listing of our common stock and the listing of our warrants on The NASDAQ Capital Market, the acquisition of Verb Direct, and the growth of the business, which resulted in additional professional services, salary, and various operating expenses totaling $3.9 million for 2019, compared to 2018.

Cash Flows – Investing

For 2019, our cash used in investing activities amounted to $14.6 million, compared to cash provided by investing activities for 2018 of $0. The change is attributed to the acquisition cash payment of $15 million paid for Verb Direct and fixed asset purchases primarily associated with our new corporate headquarters in Newport Beach, California of $128,000, offset by Verb Direct’s cash on hand at the time of acquisition of $557,000.

Cash Flows – Financing

Our cash provided by financing activities for 2019 amounted to $23.0 million, which represented $18.5 million of net proceeds from the issuance of shares of our common stock, $4.7 million of net proceeds from the issuance of shares of our Series A Preferred Stock, $1.3 million of proceeds from notes payable, $728,000 of proceeds from advances on future receipts, $432,000 of proceeds from the issuance of convertible debt, $58,000 of unsecured related party debt, and $45,000 of proceeds from warrant exercises, partially offset by $2.0 million paid in connection with convertible notes outstanding, $630,000 paid in connection with notes outstanding, $58,000 paid in connection with related party notes outstanding, and $7,000 in payments in connection with advances on future receipts. Our cash provided by financing activities for 2018 amounted to $4.8 million, which represented $3.0 million of proceeds received from the issuances of shares of our common stock, $1.8 million of proceeds from the issuance of convertible debt, $1.0 million of proceeds from the issuance of shares of our common stock from the exercise of a put option, $34,000 of proceeds from the exercise of stock options, and $22,000 of proceeds from the exercise of warrants, partially offset by $845,000 paid in connection with convertible notes outstanding, $162,000 of deferred offering costs, and $20,000 for the repurchase of our common stock.

Notes Payable – Related Parties

We had the following related parties notes payable as of December 31, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019

Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000

Total notes payable – related parties, net					1,177,000
Non-current					(1,065,000)
Current					$112,000

(A)	On December 1, 2015, we issued a convertible note payable to Rory J. Cutaia, our Chief Executive Officer and then-majority stockholder, to consolidate all loans and advances made by Mr. Cutaia to our company as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and will mature on February 8, 2021, as amended.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of December 31, 2019, the outstanding principal balance of the note was equal to $112,000.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to our company during the period December 2015 through March 2016. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and will mature on June 4, 2021.

During the year ended December 31, 2019, we recorded total interest expense of $141,000 pursuant to the terms of the notes and paid $101,000.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at December 31, 2019

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000

Total deferred compensation payable – related parties, net			1,042,000
Non-current			(1,042,000)
Current			$-

(A)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer annual incentive compensation of $430,000 and 125,000, respectively, for services rendered. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(B)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer a bonus for the successful up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct totaling $324,000 and $162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of these awards on January 10, 2021 and the remaining 50% on January 10, 2022.

Advance on Future Receipts

We had the following related parties notes payable as of December 31, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019

Note 1 (A)	December 24, 2019	June 30, 2020	10%	$506,000	$503,000
Note 2 (A)	December 24, 2019	June 30, 2020	10%	506,000	503,000
Total				$1,012,000	1,006,000
Debt discount					(274,000)
Net					$732,000

(A)	On December 24, 2019, we received two secured advances from an unaffiliated third party totaling $728,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from our operating account each banking day. The term of the agreement extends until the advances are paid in full. We may pay off either note for $446,000 if paid within 30 days of funding; for $465,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding.

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

We use Level 2 inputs for our valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. Our derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

Share Based Payment

We issue stock options, common stock, and equity interests as share-based compensation to employees and non-employees. We account for our share-based compensation to employees in accordance with FASB ASC 718 “Compensation – Stock Compensation.” Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”. ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU2018-07 on January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

We value stock compensation based on the market price on the measurement date.

We value stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2019 and 2018 are as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Expected life in years	1.0, 2.0 and 5.0	5.0
Stock price volatility	180%-413.83%	184.45% -190.22%
Risk free interest rate	1.51-2.75%	2.25% - 3.00%
Expected dividends	0%	0%
Forfeiture rate	22.48%	18%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. We use the historical volatility of our common stock to estimate the future volatility for our common stock. The expected dividend yield was based on the fact that we have not customarily paid dividends in the past and do not expect to pay dividends in the future.

Concentration of Credit and Other Risks

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution at times may be in excess of Federal Deposit Insurance Corporation, or FDIC, insurance limits of up to $250,000.

We extend limited credit to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts and sales credits. We believe that any concentration of credit risk in its accounts receivable is substantially mitigated by our evaluation process, relatively short collection terms and the high level of credit worthiness of our customers.

Our concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for year ended December 31, 2019:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Our largest customers are presented below as a percentage of our aggregate:

Revenues	1 major customer accounted for 13% of revenues	None

Accounts receivable	None	None

Our largest vendors are presented below as a percentage of our aggregate:

Purchases	None	None

Accounts payable	1 major supplier accounted for 14% of accounts payable individually and in aggregate	None

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, please refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements commencing on page F-10 of this Annual Report for management’s discussion as to the impact of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, which begin on page F-1 of this Annual Report.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the year ended December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resources resulting in financial statement closing process.

To address these material weaknesses, our Chief Financial Officer performed additional analyses and other procedures, including the retention of qualified accounting professionals to assist with the preparation of our financial statements, to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

We intend to undertake additional remediation measures to address the material weaknesses described in this Annual Report. Such remediation activities include the following:

(i)	complete our implementation of NetSuite; and
(ii)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(iii)	we intend to implement procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her death, resignation, or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman, President, Chief Executive Officer, Secretary, and Director	64	October 16, 2014
Jeffrey R. Clayborne	Chief Financial Officer and Treasurer	49	July 15, 2016
James P. Geiskopf	Lead Director	60	October 16, 2014
Philip J. Bond	Director	63	September 10, 2018
Kenneth S. Cragun	Director	59	September 10, 2018
Nancy Heinen	Director	63	December 20, 2019
Judy Hammerschmidt	Director	65	December 20, 2019

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Rory J. Cutaia, Chairman of the Board, President, Chief Executive Officer, and Secretary

Rory J. Cutaia has been our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer since the formation of CMG, in which roles he has continued to serve through our October 2014 acquisition of bBooth USA to the present. Mr. Cutaia founded CMG in 2012 and bBooth, Inc. in 2014. In May 2014, CMG and bBooth, Inc. merged and became known as bBoothUSA, which entity was acquired in October 2014 by GSD, our predecessor. Prior to that, from October 2006 to August 2011, he was a partner and Entrepreneur-in-Residence at Corinthian Capital Group, Inc., or Corinthian, a private equity fund based in New York City that invested in middle-market, U.S. based companies. During his tenure at Corinthian, from June 2008 to October 2011, he was the co-founder and Executive Chairman of Allied Fiber, Inc., a company engaged in the construction of a nation-wide fiber-optic network, and from June 2007 to August 2011, Mr. Cutaia was the Chief Executive Officer of GreenFields Coal Company, a company engaged in the deployment of technology to recycle coal waste and clean-up coal waste sites. Before joining Corinthian, from January 2000 to October 2006, he founded and was the Chairman and Chief Executive Officer of The Telx Group, Inc., or Telx, a company engaged in the telecom carrier inter-connection, co-location, and data center business, which he sold in 2006. Before founding Telx, he was a practicing lawyer with Shea & Gould, a prominent New York City law firm. Mr. Cutaia obtained his Juris Doctorate degree from the Fordham University School of Law in 1985 and his Bachelor of Science, magna cum laude, in business management from the New York Institute of Technology in 1982. We believe that Mr. Cutaia is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his education and business experiences described above.

Jeffrey R. Clayborne, Chief Financial Officer and Treasurer

Jeffrey R. Clayborne has been our Chief Financial Officer since July 15, 2016. Mr. Clayborne is an experienced finance professional with an entrepreneurial spirit and proven record of driving growth and profit for both Fortune 50 and start-up companies. Prior to joining our company, Mr. Clayborne served as Chief Financial Officer and a consultant with Breath Life Healing Center from August 2015 to July 2016. From September 2014 to August 2015, he served as Vice President of Business Development of Incroud, Inc and from May 2012 to September 2014, Mr. Clayborne served as President of Blast Music, LLC. Prior to this, Mr. Clayborne was employed by Universal Music Group where he served as Vice President, Head of Finance & Business Development for Fontana, where he managed the financial planning and analysis of the sales and marketing division and led the business development department. He also served in senior finance positions at The Walt Disney Company, including Senior Finance Manager at Walt Disney International, where he oversaw financial planning and analysis for the organization in 37 countries. Mr. Clayborne began his career as a CPA at McGladrey & Pullen LLP (now, RSM US LLP), then at KPMG Peat Marwick (now, KPMG). He brings with him more than 20 years of experience in all aspects of strategy, finance, business development, negotiation, and accounting. In April 2014, Mr. Clayborne was convicted of violating Section 23152(b) of the California Vehicle Code which prohibits a person from driving a vehicle while under the influence of alcohol. Mr. Clayborne earned his Master of Business Administration degree from the University of Southern California, with high honors.

James P. Geiskopf, Director

James P. Geiskopf has been one of our directors since the formation of bBooth USA, in which role he has continued to serve through our October 2014 acquisition of bBooth USA by GSD, our predecessor, to the present. He also serves as our Lead Director. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf served as the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he served as its President and Chief Executive Officer. In 2007, he sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993 and also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993, which was sold to a larger institution in 1993. Since 2014, Mr. Geiskopf has served on the board of directors of Currency Works, Inc., a public company that trades on the OTCQB. From June 2013 to March 16, 2017, the date of his resignation, Mr. Geiskopf served as a director of Electronic Cigarettes International Group, Ltd., or ECIG, a Nevada corporation, whose common stock was quoted on the over-the-counter market. ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code on March 16, 2017.

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

Philip J. Bond, Director

Philip J. Bond was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Governance and Nominating Committee and to serve on the Audit, Compensation, and Governance and Nominating Committees. In 2018, Mr. Bond co-founded Potomac International Partners, Inc., a multidisciplinary consulting firm and currently serves as its President of Government Affairs. In 2009, TechAmerica, a U.S.-based technology trade association, was formed from the merger of AeA, the Cyber Security Industry Alliance, the Government Electronics & Information Technology Association, and the Information Technology Association of America. Mr. Bond was appointed as the President of TechAmerica at the date of the merger, and later, in 2010, was appointed as its Chief Executive Officer. Prior to the merger, Mr. Bond served as the President and Chief Executive Officer of Information Technology Association of America from 2006 to 2008. From 2001 to 2005, Mr. Bond served as Undersecretary of Technology in the U.S. Department of Commerce for Technology. From 2002 to 2003, Mr. Bond served concurrently as Chief of Staff to Commerce Secretary Donald Evans. In his dual role, he worked closely with Secretary Evans to increase market access for U.S. goods and services and further advance America’s technological leadership at home and abroad. Mr. Bond oversaw the operations of the National Institute of Standards and Technology (NIST), the Office of Technology Policy, and the National Technical Information Service. During his tenure, the Technology Administration was the pre-eminent portal between the federal government and U.S. technology. Earlier in his career, Mr. Bond served as Senior Vice President of Government Relations for Monster Worldwide, the world’s largest online career site, and General Manager of Monster Government Solutions. Mr. Bond also served as Director of Federal Public Policy for the Hewlett-Packard Company; Senior Vice President for Government Affairs and Treasurer of the Information Technology Industry Council; as Chief of Staff to the late Congresswoman Jennifer Dunn (R-WA); Principal Deputy Assistant Secretary of Defense for Legislative Affairs; Chief of Staff and Rules Committee Associate for Congressman Bob McEwen (R-OH); and as Special Assistant to the Secretary of Defense for Legislative Affairs. Mr. Bond is a graduate of Linfield College in Oregon and now serves on the school’s board of trustees.

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

Kenneth S. Cragun, Director

Kenneth S. Cragun was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Audit Committee, and to serve on the Compensation and Governance and Nominating Committees. Since October 2018, Mr. Cragun has served as the Chief Accounting Officer of DPW Holdings, Inc., a diversified holding company, and since January 2019, as the Chief Financial Officer and Treasurer for Alzamend Neuro, Inc., a biopharma company. Mr. Cragun also serves as a partner of Hardesty, LLC, a national executive services firm. He has been a partner of its Southern California Practice since October 2016. From January 2018 to September 2018, Mr. Cragun served as the Chief Financial Officer of CorVel Corporation, or CorVel. CorVel is an Irvine, California-based national provider of workers’ compensation solutions for employers, third-party administrators, insurance companies, and government agencies. Mr. Cragun is a two-time finalist for the Orange County Business Journal’s “CFO of the Year – Public Companies” and has more than 30 years of experience, primarily in the technology industry. He served as Chief Financial Officer of two NASDAQ-listed companies: Local Corporation (April 2009 to September 2016), formerly based in Irvine, California, which operated a U.S. top 100 website “Local.com” and, in June 2015, filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code, or Bankruptcy Code, and Modtech Holdings, Inc. (June 2006 to March 2009), formerly based in Perris, California and, in October 2008, filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of the Bankruptcy Code. Mr. Cragun received his B.S. in Accounting from Colorado State University-Pueblo.

Mr. Cragun’s industry experience is vast with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans, and lines of credit. For these reasons, we believe that he will provide additional breadth and depth to our board of directors.

Nancy Heinen

Nancy Heinen was appointed as one of our directors effective December 23, 2019. Ms. Heinen is currently a board member, investor, strategy consultant, and startup advisor with more than 25 years of experience in senior executive roles in Silicon Valley. In 1997, she was recruited by Steve Jobs to join the executive team of Apple Inc., or Apple, and assisted in its turnaround. During Ms. Heinen’s tenure at Apple, her responsibilities included all legal matters, including intellectual property litigation, acquisitions, corporate governance, and securities compliance, as well as global government affairs and corporate security. Previously, she served as General Counsel of NeXT Software, Inc., and Associate General Counsel at Tandem Computers, Inc. Ms. Heinen currently acts as Board Chair of Teen Success, Inc. and First Place for Youth, is a board member and past board chair of SV2 – Silicon Valley Social Venture Fund, and serves on the advisory boards of Illuminate Ventures, University of California, Berkeley Center for Law and Business, and the Northern California Innocence Project. Ms. Heinen received her B.A. and J.D. from the University of California at Berkeley. We believe that Ms. Heinen’s legal experience, coupled with her senior executive experience, will provide a benefit to us, our stockholders, and our board of directors.

Judy Hammerschmidt

Judy Hammerschmidt was appointed as one of our directors effective December 23, 2019. Ms. Hammerschmidt has spent the last 37 years as an international attorney. She began her career as a Special Assistant to two Attorneys General of the United States, focusing on international matters of interest to the U.S. government, including negotiating treaties and agreements with foreign governments. She then joined Dickstein, Shapiro & Morin, LLP, a Washington, D.C. firm, where she represented companies around the world as they expanded internationally in highly regulated environments. Her clients included Guess? Inc., Pfizer Inc., Merck & Co., Inc., the Receiver for Bank of Credit and Commerce International of the United Arab Emirates, Recycled Paper Products, Inc., and Herbalife Nutrition Ltd., or Herbalife. She provided structuring, growth, and regulatory advice for these and other companies. She joined Herbalife as Vice President and General Counsel of Europe in 1994, becoming Executive Vice President and International Chief Counsel in 1996. In 2002, she was part of the management group that sold Herbalife. Since that time, she has served as outside counsel to a series of entrepreneurial companies looking to expand internationally, primarily in the food and drug/nutritional supplements space. In addition, Ms. Hammerschmidt was a Principal in JBT, LLC, a privately held company that owned “mindful dining” restaurants in the Washington, D.C. area. Those properties were sold in 2010. She expects to continue to act as outside counsel for small companies while serving on our board of directors. We believe that Ms. Hammerschmidt’s legal experience, generally, and her experience with certain of her previous or client relationships, specifically, will provide a benefit to us, our stockholders, and our board of directors. She is also a director for Notis Global, Inc.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes in ownership concerning their shares of our common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2019, except as set forth below.

Mr. Cutaia acquired an aggregate 250,000 pre-split options to purchase our common stock on January 8, 2019 and filed the Form 4 on January 11, 2019.

Corporate Governance

Code of Ethics

In 2014, our board of directors approved and adopted a code of ethics and business conduct for directors, senior officers, and employees, or code of ethics, that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The code of ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; protection and proper use of our assets; and reporting suspected illegal or unethical behavior. The code of ethics is available on our website at https://www.verb.tech/investor-relations/governance/code-of-ethics.

Audit Committee and Audit Committee Financial Expert

On August 14, 2018, our board of directors amended and restated the Audit Committee charter to govern the Audit Committee. Currently, Messrs. Geiskopf, Bond, and Cragun (Chairman) serve on the Audit Committee and each meets the independence requirements of The NASDAQ Capital Market and the SEC. Mr. Cragun qualifies as an “audit committee financial expert.”

 The Audit Committee charter requires that each member of the Audit Committee meet the independence requirements of The NASDAQ Capital Market and the SEC and requires the Audit Committee to have at least one member that qualifies as an “audit committee financial expert.” In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee charter, the primary function of the Audit Committee is to assist the board of directors in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee charter can be found online at https://www.verb.tech/investor-relations/governance/audit.

Compensation Committee

On August 14, 2018, our board of directors approved and adopted a charter to govern the Compensation Committee. Currently, Messrs. Geiskopf (Chairman), Bond, Cragun, Heinen, and Hammerschmidt serve as members of the Compensation Committee and each meets the independence requirements of The NASDAQ Capital Market and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our board of directors on the adoption of policies that govern our compensation programs. The Compensation Committee charter may be found online at https://www.verb.tech/investor-relations/governance/compensation-committee.

Governance and Nominating Committee

On August 14, 2018, our board of directors approved and adopted a charter to govern the Governance and Nominating Committee. Currently, Messrs. Geiskopf, Bond (Chairman), Cragun, Heinen, and Hammerschmidt serve as members of the Governance and Nominating Committee and each meets the independence requirements of The NASDAQ Capital Market and the SEC. The Governance and Nominating Committee charter requires that each member of the Governance and Nominating Committee meet the independence requirements of The NASDAQ Capital Market and the SEC. In addition to the enumerated responsibilities of the Governance and Nominating Committee in the Governance and Nominating Committee charter, the primary function of the Governance and Nominating Committee is to determine the slate of director nominees for election to the board of directors, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Governance and Nominating Committee may be found online https://www.verb.tech/investor-relations/governance/governance-and-nominating-committee.

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

Nomination of Directors

As of March 20, 2020, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. Accordingly, we do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to our president at the address on the cover page of this Annual Report. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers”:

●	Rory J. Cutaia, our Chairman, President, Chief Executive Officer, and Secretary;
●	Jeffrey R. Clayborne, our Chief Financial Officer; and
●	Chad J. Thomas, our Director of Product.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)	All Other Compensation ($)		Total ($)
Rory J. Cutaia(3)	2019	476,000	754,000	(4)	752,000	(5)	959,000	-		2,941,000	(6)
	2018	436,000	-		-		-	1,186,000	(7)	1,622,000	(8)

Jeffrey R. Clayborne(9)	2019	173,000	287,000	(10)	496,000	(11)	338,000	-		1,294,000
	2018	110,000	-		-		17,000	-		127,000

Chad J. Thomas(12)	2019	160,000	-		120,000	(13)	-	-		280,000
	2018	28,000	-		-		965,000	-		993,000

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards refer to Note 2 to the audited consolidated financial statements for the year ended December 31, 2019 included as part of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during fiscal years ended December 31, 2019 and 2018 in accordance with FASB ASC Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	Represents an annual incentive bonus of $430,000 and $324,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(5)	Represents an annual incentive bonus of 352,827 restricted stock awards and 200,000 restricted stock awards for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(6)	As of December 31, 2018, Mr. Cutaia had accrued but unpaid compensation equal to $207,000.

(7)	Represents warrants to purchase up to 186,675 shares of common stock at an average exercise price of $6.23 per share exercisable on grant date for extending debt to 2021.

(8)	As of December 31, 2018, Mr. Cutaia had accrued but unpaid compensation equal to $188,000.

(9)	Mr. Clayborne was appointed as Chief Financial Officer on July 15, 2016.
(10)	Represents an annual incentive bonus of $125,000 and $162,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(11)	Represents an annual incentive bonus of 264,620 restricted stock awards and 100,000 restricted stock awards for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(12)	Mr. Thomas was appointed Chief Technology Officer on October 12, 2018. Mr. Thomas’ title changed to Director of Product in April 2019, at which time he was no longer considered to be an executive officer.

(13)	Represents an annual incentive bonus of 88,207 restricted stock awards.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Rory J. Cutaia

On December 20, 2019, we entered into an executive employment agreement with Mr. Cutaia. The employment agreement is for a four-year term, and can be extended for additional one-year periods. In addition to certain payments due to Mr. Cutaia upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Mr. Cutaia is entitled to an annual base salary of $430,000, which shall not be subject to reduction during the initial term, but will be subject to annual reviews and increases, if and as approved in the sole discretion of our board of directors, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). In addition, Mr. Cutaia is eligible to receive performance-based cash and/or stock bonuses upon attainment of performance targets established by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). We must make annual equity grants to Mr. Cutaia as determined by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). Finally, Mr. Cutaia is eligible for certain other benefits, such as health, vision, and dental insurance, life insurance, and 401(k) matching.

Mr. Cutaia earned total cash compensation for his services to us in the amount of $476,000 and $436,000 for the fiscal years ending December 31, 2019 and 2018, respectively.

Mr. Cutaia earned an annual incentive bonus totaling $430,000 and $324,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Mr. Cutaia. We will pay 50% on January 10, 2021 and the remaining 50% on January 9, 2022.

On December 23, 2019, we granted Mr. Cutaia a restricted stock award totaling $400,000 payable in 352,827 shares of our common stock. The restricted stock award is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.36 and was used to calculate fair market value.

On December 23, 2019, we granted Mr. Cutaia a restricted stock award totaling $272,000 payable in 200,000 shares of our common stock for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct. The restricted stock award vests 25% on the grant date and 25% on the first, second, and third anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.36 and was used to calculate fair market value.

On January 9, 2019, we granted Mr. Cutaia a stock option to purchase up to 16,667 shares of our common stock at an exercise price of $4.35 per share. Half the option vested on the grant date, and the remaining half vested on January 9, 2020. The option will expire on January 8, 2024.

On December 23, 2019, we granted Mr. Cutaia a stock option to purchase up to 332,730 shares of our common stock at an exercise price of $1.13 per share. The option is not currently vested, but will vest in full on January 10, 2021, and will expire on January 10, 2021. On December 23, 2019, we granted Mr. Cutaia a stock option to purchase up to 332,730 shares of our Common Stock at an exercise price of $1.13 per share. The option is not currently vested, but will vest in full on January 10, 2022, and will expire on January 10, 2022.

As of December 31, 2019, Mr. Cutaia had accrued but unpaid compensation equal to $207,000.

Mr. Cutaia also received $1,186,000 in fiscal year 2018, as “other compensation,” which represented warrants with 3-year terms to purchase up to 186,675 and 205,623 shares of our common stock, respectively. The warrants were granted as part of extending notes due to the Mr. Cutaia to 2021.

Jeffrey R. Clayborne

Mr. Clayborne earned total cash compensation for his services to us in the amount of $173,000 and $110,000 for the fiscal years ending December 31, 2019 and 2018, respectively.

Mr. Clayborne earned an annual incentive bonus totaling $125,000 and $162,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Mr. Clayborne. We will pay 50% on January 10, 2021 and the remaining 50% on January 10, 2022.

On December 23, 2019, we granted Mr. Clayborne a restricted stock award totaling $300,000 payable in 264,620 shares of our common stock. The restricted stock award is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.36 and was used to calculate fair market value.

On December 23, 2019, we granted Mr. Clayborne a restricted stock award totaling $136,000 payable in 100,000 shares of our common stock for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct. The restricted stock award vests 25% on the grant date and 25% on the first, second, and third anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.36 and was used to calculate fair market value.

On December 23, 2019, we granted Mr. Clayborne a stock option to purchase up to 126,672 shares of our common stock at an exercise price of $1.13 per share. The option is not currently vested, but will vest in full on January 10, 2021, and will expire on January 10, 2021. On December 23, 2019, we granted Mr. Clayborne a stock option to purchase up to 126,672 shares of our common stock at an exercise price of $1.13 per share. The option is not currently vested, but will vest in full on January 10, 2022, and will expire on January 10, 2022.

On January 22, 2018, we granted Mr. Clayborne a stock option to purchase 12,876 shares of our common stock at an exercise price of $1.35. The shares vested on the grant date.

Chad J. Thomas

Mr. Thomas earned total cash compensation for his services to us in the amount of $28,000 for the fiscal year ending December 31, 2018.

On October 12, 2018 we granted Mr. Thomas a stock option to purchase 133,333 shares of our common stock at an exercise price of $7.50. The shares will vest annually in three equal installments. As of February 1, 2019, no shares were vested.

2019 Omnibus Incentive Plan

On November 11, 2019 our board of directors approved our 2019 Omnibus Incentive Plan, or Incentive Plan, and on December 20, 2019, our stockholders approved and adopted the Incentive Plan. The material terms of the Incentive Plan are summarized below.

General

The purpose of the Incentive Plan is to enhance stockholder value by linking the compensation of our officers, directors, key employees, and consultants to increases in the price of our common stock and the achievement of other performance objections and to encourage ownership in our company by key personnel whose long-term employment is considered essential to our continued progress and success. The Incentive Plan is also intended to assist us in recruiting new employees and to motivate, retain, and encourage such employees and directors to act in our stockholders’ interest and share in our success.

Term

The Incentive Plan became effective upon approval by our stockholders and will continue in effect from that date until it is terminated in accordance with its terms.

Administration

The Incentive Plan may be administered by our board of directors, a committee designated by it, and/or their respective delegates. Currently, our Compensation Committee administers the Incentive Plan. The administrator has the power to determine the directors, employees, and consultants who may participate in the Incentive Plan and the amounts and other terms and conditions of awards to be granted under the Incentive Plan. All questions of interpretation and administration with respect to the Incentive Plan will be determined by the administrator. The administrator also will have the complete authority to adopt, amend, rescind, and enforce rules and regulations pertaining to the administration of the Incentive Plan; to correct administrative errors; to make all other determinations deemed necessary or advisable for administering the Incentive Plan and any award granted under the Incentive Plan; and to authorize any person to execute, on behalf of us, all agreements and documents previously approved by the administrator, among other items.

Eligibility

Any of our directors, employees, or consultants, or any directors, employees, or consultants of any of our affiliates (except that with respect to incentive stock options, only employees of us or any of our subsidiaries are eligible), are eligible to participate in the Incentive Plan.

Available Shares

Subject to the adjustment provisions included in the Incentive Plan, a total of 8,000,000 shares of our common stock would be authorized for awards granted under the Incentive Plan. Shares subject to awards that have been canceled, expired, settled in cash, or not issued or forfeited for any reason (in whole or in part), will not reduce the aggregate number of shares that may be subject to or delivered under awards granted under the Incentive Plan and will be available for future awards granted under the Incentive Plan.

Types of Awards

We may grant the following types of awards under the Incentive Plan: stock awards; options; stock appreciation rights; stock units; or other stock-based awards.

Stock Awards. The Incentive Plan authorizes the grant of stock awards to eligible participants. The administrator determines (i) the number of shares subject to the stock award or a formula for determining such number, (ii) the purchase price of the shares, if any, (iii) the means of payment for the shares, (iv) the performance criteria, if any, and the level of achievement versus these criteria, (v) the grant, issuance, vesting, and/or forfeiture of the shares, (vi) restrictions on transferability, and such other terms and conditions determined by the administrator.

Options. The Incentive Plan authorizes the grant of non-qualified and/or incentive options to eligible participants, which options give the participant the right, after satisfaction of any vesting conditions and prior to the expiration or termination of the option, to purchase shares of our common stock at a fixed price. The administrator determines the exercise price for each share subject to an option granted under the Incentive Plan, which exercise price cannot be less than the fair market value (as defined in the Incentive Plan) of our common stock on the grant date. The administrator also determines the number of shares subject to each option, the time or times when each option becomes exercisable, and the term of each option (which cannot exceed ten (10) years from the grant date).

 Stock Appreciation Rights. The Incentive Plan authorizes the grant of stock appreciation rights to eligible participants, which stock appreciation rights give the participant the right, after satisfaction of any vesting conditions and prior to the expiration or termination of the stock appreciation right, to receive in cash or shares of our common stock the excess of the fair market value (as defined in the Incentive Plan) of our common stock on the date of exercise over the exercise price of the stock appreciation right. All stock appreciation rights under the Incentive Plan shall be granted subject to the same terms and conditions applicable to options granted under the Incentive Plan. Stock appreciation rights may be granted to awardees either alone or in addition to or in tandem with other awards granted under the Incentive Plan and may, but need not, relate to a specific option granted under the Incentive Plan.

Stock Unit Awards and Other Stock-Based Awards. In addition to the award types described above, the administrator may grant any other type of award payable by delivery of our common stock in such amounts and subject to such terms and conditions as the administrator determines in its sole discretion, subject to the terms of the Incentive Plan. Such awards may be made in addition to or in conjunction with other awards under the Incentive Plan. Such awards may include unrestricted shares of our common stock, which may be awarded, without limitation (except as provided in the Incentive Plan), as a bonus, in payment of director fees, in lieu of cash compensation, in exchange for cancellation of a compensation right, or upon the attainment of performance goals or otherwise, or rights to acquire shares of our common stock from us.

Award Limits

Subject to the terms of the Incentive Plan, the aggregate number of shares that may be subject to all incentive stock options granted under the Incentive Plan cannot exceed the total aggregate number of shares that may be subject to or delivered under awards under the Incentive Plan. Notwithstanding any other provisions of the Incentive Plan to the contrary, the aggregate grant date fair value (computed as specified in the Incentive Plan) of all awards granted to any non-employee director during any single calendar year shall not exceed 300,000 shares during 2019 and, thereafter, 200,000 shares.

New Plan Benefits

The amount of future grants under the Incentive Plan is not determinable, as awards under the Incentive Plan will be granted at the sole discretion of the administrator. We cannot determinate at this time either the persons who will receive awards under the Incentive Plan or the amount or types of such any such awards.

Transferability

Unless determined otherwise by the administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by beneficiary designation, will, or by the laws of descent or distribution, including but not limited to any attempted assignment or transfer in connection with the settlement of marital property or other rights incident to a divorce or dissolution, and any such attempted sale, assignment, or transfer shall be of no effect prior to the date an award is vested and settled.

Termination of Employment or Board Membership

At the grant date, the administrator is authorized to determine the effect a termination from membership on the board of directors by a non-employee director for any reason or a termination of employment (as defined in the Incentive Plan) due to disability (as defined in the Incentive Plan), retirement (as defined in the Incentive Plan), death, or otherwise (including termination for cause (as defined in the Incentive Plan)) will have on any award. Unless otherwise provided in the award agreement:

●	Upon termination from membership on our board of directors by a non-employee director for any reason other than disability or death, any option or stock appreciation right held by such director that (i) has not vested and is not exercisable as of the termination effective date will be subject to immediate cancellation and forfeiture or (ii) is vested and exercisable as of the termination effective date shall remain exercisable for one year thereafter, or the remaining term of the option or stock appreciation right, if less. Any unvested stock award, stock unit award, or other stock-based award held by a non-employee director at the time of termination from membership on our board of directors for a reason other than disability or death will immediately be cancelled and forfeited.

●	Upon termination from membership on our board of directors by a non-employee director due to disability or death will result in full vesting of any outstanding option or stock appreciation rights and vesting of a prorated portion of any stock award, stock unit award, or other stock based award based upon the full months of the applicable performance period, vesting period, or other period of restriction elapsed as of the end of the month in which the termination from membership on our board of directors by a non-employee director due to disability or death occurs over the total number of months in such period. Any option or stock appreciation right that vests upon disability or death will remain exercisable for one year thereafter, or the remaining term of the option or stock appreciation right, if less. In the case of any stock award, stock unit award, or other stock-based award that vests on the basis of attainment of performance criteria (as defined in the Incentive Plan), the pro rata vested amount will be based upon the target award.

●	Upon termination of employment due to disability or death, any option or stock appreciation right held by an employee will, if not already fully vested, become fully vested and exercisable as of the effective date of such termination of employment due to disability or death, or, in either case, the remaining term of the option or stock appreciation right, if less. Termination of employment due to disability or death shall result in vesting of a prorated portion of any stock award, stock unit award, or other stock based award based upon the full months of the applicable performance period, vesting period, or other period of restriction elapsed as of the end of the month in which the termination of employment due to disability or death occurs over the total number of months in such period. In the case of any stock award, stock unit award, or other stock-based award that vests on the basis of attainment of performance criteria, the pro-rata vested amount will be based upon the target award.

●	Any option or stock appreciation right held by an awardee at retirement that occurs at least one year after the grant date of the option or stock appreciation right will remain outstanding for the remaining term of the option or stock appreciation right and continue to vest; any stock award, stock unit award, or other stock based award held by an awardee at retirement that occurs at least one year after the grant date of the award shall also continue to vest and remain outstanding for the remainder of the term of the award.

●	Any other termination of employment shall result in immediate cancellation and forfeiture of all outstanding awards that have not vested as of the effective date of such termination of employment, and any vested and exercisable options and stock appreciation rights held at the time of such termination of such termination of employment shall remain exercisable for 90 days thereafter or the remaining term of the option or stock appreciation right, if less. Notwithstanding the foregoing, all outstanding and unexercised options and stock appreciation rights will be immediately cancelled in the event of a termination of employment for cause.

Change of Control

In the event of a change of control (as defined in the Incentive Plan), unless other determined by the administrator as of the grant date of a particular award, the following acceleration, exercisability, and valuation provisions apply:

●	On the date that a change of control occurs, all options and stock appreciation rights awarded under the Incentive Plan not previously exercisable and vested will, if not assumed, or substituted with a new award, by the successor to us, become fully exercisable and vested, and if the successor to us assumes such options or stock appreciation rights or substitutes other awards for such awards, such awards (or their substitutes) shall become fully exercisable and vested if the participant’s employment is terminated (other than a termination for cause) within two years following the change of control.

●	Except as may be provided in an individual severance or employment agreement (or severance plan) to which an awardee is a party, in the event of an awardee’s termination of employment within two years after a change of control for any reason other than because of the awardee’s death, retirement, disability, or termination for cause, each option and stock appreciation right held by the awardee (or a transferee) that is vested following such termination of employment will remain exercisable until the earlier of the third anniversary of such termination of employment (or any later date until which it would have remained exercisable under such circumstances by its terms) or the expiration of its original term. In the event of an awardee’s termination of employment more than two years after a change of control, or within two years after a change of control because of the awardee’s death, retirement, disability, or termination for cause, the regular provisions of the Incentive Plan regarding employment termination (described above) will govern (as applicable).

●	On the date that a change of control occurs, the restrictions and conditions applicable to any or all stock awards, stock unit awards, and other stock-based awards that are not assumed, or substituted with a new award, by the successor to us will lapse and such awards will become fully vested. Unless otherwise provided in an award agreement at the grant date, upon the occurrence of a change of control without assumption or substitution of the awards by the successor, any performance-based award will be deemed fully earned at the target amount as of the date on which the change of control occurs. All stock awards, stock unit awards, and other stock-based awards shall be settled or paid within 30 days of vesting. Notwithstanding the foregoing, if the change of control would not qualify as a permissible date of distribution under Section 409A(a)(2)(A) of the Internal Revenue Code, and the regulations thereunder, the awardee shall be entitled to receive the award from us on the date that would have applied, absent this provision. If the successor to us does assume (or substitute with a new award) any stock awards, stock unit awards, and other stock-based awards, all such awards shall become fully vested if the participant’s employment is terminated (other than a termination for cause) within two years following the change of control, and any performance based award will be deemed fully earned at the target amount effective as of the termination of employment.

●	The administrator, in its discretion, may determine that, upon the occurrence of a change of control of us, each option and stock appreciation right outstanding will terminate within a specified number of days after notice to the participant, and/or that each participant receives, with respect to each share subject to such option or stock appreciation right, an amount equal to the excess of the fair market value of such share immediately prior to the occurrence of such change of control over the exercise price per share of such option and/or stock appreciation right; such amount to be payable in cash, in one or more kinds of stock or property (including the stock or property, if any, payable in the transaction), or in a combination thereof, as the administrator, in its discretion, determines and, if there is no excess value, the administrator may, in its discretion, cancel such awards.

●	An option, stock appreciation right, stock award, stock unit award, or other stock-based award will be considered assumed or substituted for if, following the change of control, the award confers the right to purchase or receive, for each share subject to the option, stock appreciation right, stock award, stock unit award, or other stock-based award immediately prior to the change of control, the consideration (whether stock, cash, or other securities or property) received in the transaction constituting a change of control by holders of shares for each share held on the effective date of such transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding shares); provided, however, that, if such consideration received in the transaction constituting a change of control is not solely shares of common stock of the successor company, the administrator may, with the consent of the successor company, provide that the consideration to be received upon the exercise or vesting of an option, stock appreciation right, stock award, stock unit award, or other stock-based award, for each share subject thereto, will be solely shares of common stock of the successor company with a fair market value substantially equal to the per-share consideration received by holders of shares in the transaction constituting a change of control. The determination of whether fair market value is substantially equal shall be made by the administrator in its sole discretion and its determination will be conclusive and binding.

U.S. Federal Income Tax Treatment

The following discussion is intended only as a brief summary of the federal income tax rules that are generally relevant to awards as of the date of this prospectus. The laws governing the tax aspects of awards are highly technical and such laws are subject to change.

Non-Qualified Options. With respect to non-qualified options granted to participants under the Incentive Plan, (i) no income is realized by the participant at the time the non-qualified option is granted, (ii) at exercise, (a) ordinary income is realized by the participant in an amount equal to the difference between the option exercise price and the fair market value of our common stock on the date of exercise, (b) such amount is treated as compensation and is subject to both income and wage tax withholding, and (c) we may claim a tax deduction for the same amount, and (iii) on disposition of the option shares, any appreciation or depreciation after the date of exercise of the non-qualified option, compared to the disposition price of the option shares will be treated as either short-term or long-term capital gain or loss depending on the holding period.

Incentive Stock Options. With respect to incentive stock options, there is no tax to the participant at the time of the grant. Additionally, if applicable holding period requirements (a minimum of both two years from the grant date and one year from the exercise date) are met, the participant will not recognize taxable income at the time of the exercise. However, the excess of the fair market value of the shares acquired at the time of exercise over the aggregate exercise price is an item of tax preference income, potentially subject to the alternative minimum tax. If shares acquired upon exercise of an incentive stock option are held for the holding period described above, the gain or loss (in an amount equal to the difference between the fair market value on the date of sale and the option exercise price), upon their disposition, the holding period of the option shares will be treated as a long-term capital gain or loss, and, unlike the treatment for shares issued pursuant to the exercise of a non-qualified option, we will not be entitled to any tax deduction. If the shares acquired on option exercise are disposed of in a “non-qualifying disposition” (i.e., before the holding period requirements had been met), the participant will generally realize ordinary income at the time of the disposition of the option shares in an amount equal to the lesser of (i) the excess of the fair market value of the option shares on the date of exercise of the incentive stock option over the exercise price thereof or (ii) the excess, if any, of the amount realized upon disposition of the option shares over the exercise price of the incentive stock option, and, just as the treatment for shares issued pursuant to the exercise of a non-qualified option, we will be entitled to a corresponding tax deduction. Any amount realized in excess of the value of the shares on the date of exercise will be capital gain. If the amount realized is less than the exercise price, the participant will not recognize ordinary income, and the participant will generally recognize a capital loss equal to the excess of the exercise price of the incentive stock option over the amount realized upon the disposition of the option shares.

Other Awards. The current federal income tax consequences of other awards authorized under the Incentive Plan generally follow certain basic patterns. An award of restricted shares of common stock results in income recognition by a participant in an amount equal to the fair market value of the shares received at the time the restrictions lapse and the shares then vest, unless the participant elects under Internal Revenue Code Section 83(b) to accelerate income recognition and the taxability of the award to the grant date. Stock unit awards generally result in income recognition by a participant at the time payment of such an award is made in an amount equal to the amount paid in cash or the then-current fair market value of the shares received, as applicable. Stock appreciation right awards result in income recognition by a participant at the time such an award is exercised in an amount equal to the amount paid in cash or the then-current fair market value of the shares received by the participant, as applicable. In each of the foregoing cases, we will generally have a corresponding deduction at the time the participant recognizes ordinary income, subject to Internal Revenue Code Section 162(m) with respect to covered employees.

Section 162(m) of the Internal Revenue Code. Internal Revenue Code Section 162(m) denies a deduction to any publicly-held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation to a covered employee exceeds $1,000,000. “Covered employees” generally includes the Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated executive officers.

Section 409A of the Internal Revenue Code. Awards granted under the Incentive Plan will generally be designed and administered in such a manner that they are either exempt from the application of, or comply with the requirements of, Section 409A of the Internal Revenue Code. Section 409A of the Internal Revenue Code imposes restrictions on nonqualified deferred compensation. Failure to satisfy these rules results in accelerated taxation, an additional tax to the holder in an amount equal to 20% of the deferred amount, and a possible interest charge. Options granted with an exercise price that is not less than the fair market value of the underlying shares on the date of grant will not give rise to “deferred compensation” for this purpose unless they involve additional deferral features.

Other Tax Considerations. This summary is not intended to be a complete explanation of all of the federal income tax consequences of participating in the Incentive Plan. A participant should consult his or her personal tax advisor to determine the particular tax consequences of the Incentive Plan, including the application and effect of foreign state and local taxes and any changes in the tax laws after the date of this prospectus.

Amendment and Termination

The administrator may amend, alter, or discontinue the Incentive Plan or any award agreement, but any such amendment is subject to the approval of our stockholders in the manner and to the extent required by applicable law. In addition, without limiting the foregoing, unless approved by our stockholders and subject to the terms of the Incentive Plan, no such amendment shall be made that would (i) increase the maximum aggregate number of shares that may be subject to awards granted under the Incentive Plan, (ii) reduce the minimum exercise price for options or stock appreciation rights granted under the Incentive Plan, or (iii) reduce the exercise price of outstanding options or stock appreciation rights, as prohibited by the terms of the Incentive Plan without stockholder approval.

No amendment, suspension, or termination of the Incentive Plan will impair the rights of any participant with respect to an outstanding award, unless otherwise mutually agreed between the participant and the administrator, which agreement must be in writing and signed by the participant and us, except that no such agreement will be required if the administrator determines in its sole discretion that such amendment either (i) is required or advisable in order for us, the Incentive Plan, or the award to satisfy any applicable law or to meet the requirements of any accounting standard or (ii) is not reasonably likely to diminish the benefits provided under such award significantly, or that any such diminution has been adequately compensated, except that this exception shall not apply following a change of control. Termination of the Incentive Plan will not affect the administrator’s ability to exercise the powers granted to it hereunder with respect to awards granted under the Incentive Plan prior to the date of such termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, certain information concerning outstanding restricted stock awards as of December 31, 2019:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
Rory J. Cutaia	352,827	1.36	December 23, 2023(1)
	150,000	1.36	December 23, 2022(2)

Jeffrey R. Clayborne	264,620	1.36	December 23, 2023(1)
	75,000	1.36	December 23, 2022(2)

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date

(2)	25% on grant date and 25% vesting on the first, second, and third anniversaries from the grant date

The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2019:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option Exercise price ($)	Option expiration date
Rory J. Cutaia	-	189,645	1.13	January 10, 2021(1)
	-	189,645	1.13	January 10, 2022(2)
	-	143,085	1.13	January 10, 2021(3)
	-	143,085	1.13	January 10, 2022(4)
	8,333	8,333	4.35	January 8, 2024(5)
	16,667	-	1.16	December 18, 2022(6)
	-	133,333	1.20	January 9, 2022(7)
	16,667	-	1.65	October 31, 2020(6)
	83,333	-	1.50	May 11, 2021(6)
	16,667	-	1.20	November 1, 2020(6)

Jeffrey R. Clayborne	-	55,129	1.13	January 10, 2021(7)
	-	55,129	1.13	January 10, 2022(8)
	-	71,542	1.13	January 10, 2021(9)
	-	71,543	1.13	January 10, 2022(10)
	22,222	11,111	5.33	May 3, 2022(11)
	-	133,333	1.20	January 9, 2022(7)
	100,000	-	1.65	July 14, 2021(6)
	12,876	-	1.35	January 21, 2023(6)

(1)	189,645 shares will vest on January 10, 2021.

(2)	189,645 shares will vest on January 10, 2022.

(3)	143,085 shares will vest on January 10, 2021.

(4)	143,085 shares will vest on January 10, 2022.

(5)	8,333 shares vested on the grant date, and the remaining 8,333 shares vested on January 9, 2020.

(6)	All shares have fully vested.

(7)	133,333 shares vested on January 10, 2020.

(7)	55,129 shares will vest on January 10, 2021.

(8)	55,129 shares will vest on January 10, 2022.

(9)	71,542 shares will vest on January 10, 2021.

(10)	71,542 shares will vest on January 10, 2022.

(11)	Shares will vest annually in three equal installments.

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

Rory J. Cutaia

Pursuant to Mr. Cutaia’s employment agreement dated December 20, 2019, Mr. Cutaia is entitled to the following severance package in the event he is “terminated without cause,” “terminated for good reason,” or “terminated upon permanent disability”: (i) monthly payments of $35,833 or such sum equal to his monthly base compensation at the time of the termination, whichever is higher, for a period of 36 months from the date of such termination and (ii) reimbursement for COBRA health insurance costs for 18 months from the date of such termination and, thereafter, reimbursement for health insurance costs for Mr. Cutaia and his family during the immediately subsequent 18-month period. In addition, all of Mr. Cutaia’s then-unvested restricted stock awards or other awards will immediately vest, without restriction, and any unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal, and sick days, and related items shall be deemed earned, vested, and paid immediately. For purposes of the employment agreement, “terminated without cause” means if Mr. Cutaia were to be terminated for any reason other than a discharge for cause or due to Mr. Cutaia’s death or permanent disability. For purposes of the employment agreement, “terminated for good reason” means the voluntary termination of the employment agreement by Mr. Cutaia if any of the following were to occur without his prior written consent, which consent cannot be unreasonably withheld considering our then-current financial condition, and, in each case, which continues uncured for 30 days following receipt by us of Mr. Cutaia’s written notice: (i) there is a material reduction by us in (A) Mr. Cutaia’s annual base salary then in effect or (B) the annual target bonus, as set forth in the employment agreement, or the maximum additional amount up to which Mr. Cutaia is eligible pursuant to the employment agreement; (ii) we reduce Mr. Cutaia’s job title and position such that Mr. Cutaia (A) is no longer our Chief Executive Officer; (B) is no longer our Chairman of the board of directors; or (C) is involuntarily removed from our board of directors; or (iii) Mr. Cutaia is required to relocate to an office location outside of Orange County, California, or outside of a 30-mile radius of Newport Beach, California. For purposes of the employment agreement, “terminated upon permanent disability” means if Mr. Cutaia were to be terminated because he is then unable to perform his duties due to a physical or mental condition for (i) a period of 120 consecutive days or (ii) an aggregate of 180 days in any 12-month period.

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2019:

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
James P. Geiskopf	69,000	563,000	(2,3)	441,000

Philip J. Bond	48,000	96,000	(4)	144,000

Kenneth S. Cragun	48,000	96,000	(4)	144,000

Nancy Heinen	-	216,000	(4,5)	216,000

Judith Hammerschmidt	-	216,000	(4,5)	216,000

(1)	Rory J. Cutaia, our Chairman of the board, Chief Executive Officer, President, and Secretary during the fiscal year ending December 31, 2019, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	Represents a restricted stock award totaling 141,130 shares of our common stock valued at $1.36, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vests on the first anniversary from the grant date.

(3)	Represents a restricted stock award totaling 273,440 shares of our common stock valued at $1.36, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vests on the first anniversary from the grant date.

(4)	Represents a restricted stock award totaling 70,565 shares of our common stock valued at $1.36, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vests on the first anniversary from the grant date.

(5)	Represents a restricted stock award totaling 88,207 shares of our common stock valued at $1.36, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vests on the first, second, and third anniversary from the grant date.

Narrative Disclosure to Director Compensation Table

The annual board fee payable in cash and our common stock for our lead director and directors is 150,000 and 75,000, respectively. In addition, we intend to provide a restricted stock award based on recommendations from our compensation consultants. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

James P. Geiskopf

Mr. Geiskopf earned total cash compensation for his services to us in the amount of $69,000 and $0 for fiscal years 2019 and 2018, respectively.

On December 23, 2019, we granted Mr. Geiskopf a restricted stock award totaling $160,000 payable in 141,130 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

On December 23, 2019, we granted Mr. Geiskopf a bonus totaling $150,000 payable in 132,310 shares of our common stock and an additional restricted stock award equal to $160,000 payable in 141,130 shares of our common stock for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively. The bonus shares and restricted stock award vested on the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

We did not pay any compensation to Mr. Geiskopf for his services as a director during the fiscal year ending December 31, 2018.

Philip J. Bond

Mr. Bond earned total cash compensation for his services to us in the amount of $48,000 and $0 for the fiscal years ending December 31, 2019 and 2018, respectively.

On December 23, 2019, we granted Mr. Bond a restricted stock award totaling $80,000 payable in 70,565 shares of our common stock. The restricted stock award vests on the first anniversary from grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

Kenneth S. Cragun

Mr. Cragun earned total cash compensation for his services to us in the amount of $48,000 and $0 for the fiscal years ending December 31, 2019 and 2018, respectively.

On December 23, 2019, we granted Mr. Cragun a restricted stock award totaling $80,000 payable in 70,565 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

Nancy Heinen

We did not pay any compensation to Ms. Heinen for her services as a director during the fiscal year ending December 31, 2019.

On December 23, 2019, we granted Ms. Heinen an initial board of directors restricted stock award totaling $100,000 payable in 88,207 shares of our common stock. The restricted stock vests on the first, second, third, and fourth anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

On December 23, 2019, we granted Ms. Heinen a restricted stock award totaling $80,000 payable in 70,565 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

Judith Hammerschmidt

We did not pay any compensation to Ms. Hammerschmidt for her services as a director during the fiscal year ending December 31, 2019.

On December 23, 2019, we granted Ms. Hammerschmidt an initial board of directors restricted stock award totaling $100,000 payable in 88,207 shares of our common stock. The restricted stock award vests on the first, second, third, and fourth anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

On December 23, 2019, we granted Ms. Hammerschmidt a restricted stock award totaling $80,000 payable in 70,565 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding restricted stock awards as of December 31, 2019:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
James P. Geiskopf	143,130	1.36	December 23, 2020(1)

Philip J. Bond	70,565	1.36	December 23, 2020(1)

Kenneth S. Cragun	70,565	1.36	December 23, 2020(1)

Nancy Heinen	88,207	1.36	December 23, 2022(2)
	70,565	1.36	December 23, 2020(1)

Judith Hammerschmidt	88,207	1.36	December 23, 2022(2)
	70,565	1.36	December 23, 2020(1)

(1)	Fully vests on the first anniversary from the grant date.

(2)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of December 31, 2019:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	133,333	-	1.2	January 10, 2020(1)

James P. Geiskopf	50,000	-	1.5	May 11, 2021(1)

Philip J. Bond	26,667	40,000	7.50	August 27, 2022(2)

Kenneth S. Cragun	26,667	40,000	7.50	August 27, 2022(2)

(1)	All shares have fully vested.

(2)	25% vest on the grant date and 25% vest on the first, second, and third anniversaries from the grant date.

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

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Verb Technology Company, Inc., 2210 Newport Boulevard, Suite 200, Newport Beach, California 92663.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Rory J. Cutaia	Common	3,960,036	(4)	13.0%
James P. Geiskopf	Common	738,873	(5)	2.5%
Jeffrey R. Clayborne	Common	442,375	(6)	1.5%
Philip J. Bond	Common	31,167	(7)	*
Kenneth S. Cragun	Common	31,167	(7)	*
Nancy Heinen	Common	–	(8)	–
Judith Hammerschmidt	Common	–	(8)	–
Chad J. Thomas	Common	132,651	(9)	*
All directors and executive officers as a group (8 persons)	Common	5,336,269		17.2%

*	Less than 1%.

(1)	Messrs. Cutaia, Geiskopf, Bond and Cragun and Mses. Heinen and Hammerschmidt are the directors of our company. Messrs. Cutaia, Thomas and Clayborne are the named executive officers of our company.

(2)	Except as otherwise indicated, we believe that the beneficial owners of the shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Percentage of common stock is based on 29,894,621 shares of our common stock issued and outstanding as of May 5, 2020.

(4)	Consists of 3,054,269 shares of our common stock held directly, 240,240 shares of our common stock held by Cutaia Media Group Holdings, LLC (an entity over which Mr. Cutaia has dispositive and voting authority), 54,006 shares of our common stock held by Mr. Cutaia’s spouse (as to which shares, he disclaims beneficial ownership), and 4,500 shares of our common stock held jointly by Mr. Cutaia and his spouse. Also includes 283,333 shares of our common stock underlying stock options held directly and 20,000 shares of our common stock underlying stock options held by Mr. Cutaia’s spouse that are exercisable within 60 days of the date of the record date (as to which underlying shares, he disclaims beneficial ownership). The total also includes 303,688 shares of our common stock underlying warrants granted to Mr. Cutaia, which warrants are exercisable within 60 days of the record date. Excludes 665,460 restricted stock awards that will not vest within 60 days of the record date. The total also excludes 665,460 shares of our common stock underlying stock options not exercisable within 60 days of the record date.

(5)	Includes 550,206 shares of our common stock held directly and 5,333 shares of our common stock held by Mr. Geiskopf’s children. Also includes 183,333 shares of our common stock underlying stock options exercisable within 60 days of the record date. Excludes 141,130 restricted stock awards that will not vest within 60 days of the record date.

(6)	Includes 162,833 shares of our common stock held directly. Also, includes 279,542 shares of our common stock underlying stock options that are exercisable within 60 days of the record date. Excludes 339,620 restricted stock awards that will not vest within 60 days of the record date. The total also excludes 253,343 shares of our common stock underlying stock options not exercisable within 60 days of the record date.

(7)	Includes 4,500 shares of our common stock held directly. Also includes 26,667 shares of our common stock underlying stock options exercisable within 60 days of the record date. Excludes 70,565 restricted stock awards that will not vest within 60 days of the record date. The total also excludes 40,000 shares of our common stock underlying stock options not exercisable within 60 days of the record date.

(8)	Excludes 70,565 restricted stock awards that will not vest within 60 days of the record date.

(9)

Includes 88,207 shares of our common stock held directly. Also includes 44,444 shares of our common stock underlying stock options exercisable within 60 days of the record date. Excludes 88,889 shares of our common stock underlying stock options not exercisable within 60 days of the record date

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding restricted stock awards, options, warrants and rights (a)	Weighted-average exercise price of outstanding restricted stock awards, options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,594,522	1.52	5,662,145
Equity compensation plans not approved by security holders	2,858,462	$1.79	-
Total	5,452,984	$1.66	5,662,145

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

The information under the captions “Summary Compensation Table,” “Narrative Disclosure to Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year End,” “Director Compensation Table” and “Narrative Disclosure to Director Compensation Table” appearing in this Annual Report is hereby incorporated by reference.

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties on December 31, 2019 and 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2019	Amount Outstanding as of May 5, 2020	Interest Paid Since January 1, 2020	Interest Paid Since January 1, 2019
Note 1(1)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$1,199,000	$825,000	$31,000	$110,000
Note 2(2)	December 1, 2015	February 8, 2021	12.0%	189,000	189,000	-	-	-
Note 3(3)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000	-	-
Note 4(4)	April 4, 2016	June 4, 2021	12.0%	343,000	343,000	240,000	-	22,000
Note 5(5)	April 4, 2016	December 4, 2018	12.0%	122,000	122,000	-	-	-
Total notes payable – related parties					$1,965,000	$1,177,000	$31,000	$132,000

53

(1)

On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, our majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. The note bears interest at a rate of 12% per annum, secured by our assets and originally matured on August 1, 2018. Per the terms of the note agreement, at Mr. Cutaia’s discretion, he may convert up to 30%, or $375,000, of outstanding principal, plus accrued interest thereon, into shares of common stock at a conversion rate of $1.05 per share. As of December 31, 2018, the total outstanding balance of the note amounted to $825,000.

On May 4, 2017, we entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note from April 1, 2017 to August 1, 2018. In consideration, we issued Mr. Cutaia a three-year warrant to purchase 1,755,192 shares of common stock at a price of $0.355 per share with a fair value of $517,000. All other terms of the note remain unchanged. We determined that the extension of the note’s maturity resulted in a debt extinguishment for accounting purposes since the fair value of the warrants granted was more than 10% of the original value of the convertible note. As result, we recorded the fair value of the new note which approximates the original carrying value $1,199,000 and expensed the fair value of the warrants granted of $517,000 as debt extinguishment costs. As of December 31, 2018, total outstanding balance of the note amounted to $825,000.

On August 8, 2018, we entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to February 8, 2021. All other terms of the note remain unchanged. In connection with the extension, we granted to Mr. Cutaia a three-year warrant to purchase up to 163,113 shares of common stock at a price of $7.35 per share with a fair value of $1,075,000.

As of December 31, 2019, the outstanding balance of the note amounted to $825,000.

(2)

On December 1, 2015, we issued a convertible note to Mr. Cutaia in the amount of $189,000, representing a portion of Mr. Cutaia’s accrued salary for 2015. The note was unsecured, bore interest at a rate of 12% per annum, and was convertible into shares of common stock at a conversion price of $1.05 per share. The original maturity date of August 1, 2018 was subsequently extended to February 8, 2021. As of December 31, 2018, the outstanding balance of the note amounted to $0.

On September 30, 2018, Mr. Cutaia converted the entire unpaid balance of $189,000 into 180,000 restricted shares of our common stock at $1.05 per share.

(3)

On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest at a rate of 12% per annum, and matured in April 2017.

As of December 31, 2019, and the date of this Annual Report, the note is past due. We are currently in negotiations with the note holder to settle the note payable.

(4)

On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to us from December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by our assets, and originally matured on December 4, 2018. Pursuant to the terms of the note, a total of 30% of the note principal, or $103,000, can be converted into shares of common stock at a conversion price of $1.05 per share. As of December 31, 2018, the outstanding balance of the note was $240,000.

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

As of December 31, 2019, the outstanding balance of the note amounted to $240,000.

(5)

On April 4, 2016, we issued a convertible note payable to Mr. Cutaia in the amount of $122,000, representing his unpaid salary from December 2015 through March 2016. The note was unsecured, bore interest at the rate of 12% per annum, originally matured on December 4, 2018, and converted into common stock at a conversion price of $1.05 per share. As of December 31, 2018, the outstanding balance of the note amounted to $0.

On September 30, 2018, Mr. Cutaia converted the entire outstanding principal amount of $122,000 into 116,071 shares of restricted shares of common stock. Thus, as of that date, the note was satisfied in full.

Deferred Compensation to Related Parties

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2019	Amount Outstanding as of May 5, 2020	Interest Paid Since January 1, 2020	Interest Paid Since January 1, 2019
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	$278,000	$278,000	$278,000	$-	$-
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	278,000	278,000	278,000	-	-
Notes 3 & 4(2)	December 23, 2019	January 10, 2022	0%	243,000	243,000	243,000	-	-
Notes 3 & 4(5)	December 23, 2019	January 10, 2022	0%	243,000	243,000	243,000	-	-
Total deferred compensation – related parties					$1,042,000	$1,042,000	$-	$-

(1)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, Chief Financial Officer, annual incentive compensation of $430,000 and 125,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We will pay 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(2)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, Chief Financial Officer, a bonus for the successful up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct totaling $324,000 and 162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We will pay 50% of The NASDAQ Capital Market up-listing award on January 10, 2021 and the remaining 50% on January 10, 2022.

Director Independence

Our board of directors is currently composed of six members. We have determined that the following five directors qualify as independent: James P. Geiskopf, Philip J. Bond, Kenneth S. Cragun, Nancy Heinen, and Judith Hammerschmidt. We determined that Mr. Cutaia, our Chairman, President, Chief Executive Officer, and Secretary, is not independent. We evaluated independence in accordance with the rules of The NASDAQ Capital Market and the SEC. Mr. Geiskopf, Mr. Bond, and Mr. Cragun also serve on our Audit, Compensation, and Governance and Nominating Committees. Mses. Heinen and Hammerschmidt serve on our Compensation and Governance and Nominating Committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for the year ended December 31, 2019 and 2018 for professional services rendered by our independent registered public accounting firm, Weinberg & Company.

Fees	2019	2018
Audit Fees	$173,000	$107,000
Audit Related Fees	6,000	7,000
Tax Fees	6,000	-
Other Fees related to acquisition audit of Sound Concepts, Inc. and other filings	175,000	181,000
Total Fees	$360,000	$295,000

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures to oversee the external audit process and pre-approves all services provided by our independent registered public accounting firm. Prior to the addition of Mr. Bond and Mr. Cragun as members of the Audit Committee, the entire board of directors, consisting of Mr. Cutaia and Mr. Geiskopf acted as our Audit Committee and were responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors or Audit Committee, as applicable, before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the financial statements attached beginning on page F-2 of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Verb Technology Company, Inc.

Newport Beach, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verb Technology Company, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses and used cash in operations since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A

Los Angeles, California

May 14, 2020

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current assets:
Cash	$983,000	$634,000
Accounts receivable, net of allowance of $230,000 and $0, respectively	1,271,000	1,000
Inventory, net of allowance of $2,000	103,000	-
Prepaid expenses	236,000	83,000
Total current assets	2,593,000	718,000

Right-of-use assets, net of accumulated amortization of $349,000	3,275,000	-
Deferred offering costs	-	162,000
Property and equipment, net of accumulated depreciation of $164,000 and $97,000, respectively	720,000	11,000
Intangible assets, net of accumulated amortization of $975,000	5,365,000	-
Goodwill	16,337,000	-
Other assets	69,000	7,000

Total assets	$28,359,000	$898,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$4,338,000	$1,148,000
Accrued officers’ salary	207,000	188,000
Accrued interest (including $82,000 and $41,000 payable to related parties)	82,000	46,000
Advance on future receipts, net of discount of $274,000	732,000	-
Notes payable - related party	112,000	112,000
Convertible notes payable, net of discount of $0 and $1,082,000, respectively	-	818,000
Operating lease liability, current	391,000	-
Deferred revenue and customer deposits	306,000	-
Derivative liability	5,048,000	2,576,000

Total current liabilities	11,216,000	4,888,000

Long Term liabilities:
Note payable - related party, non-current	1,065,000	1,065,000
Deferred incentive compensation to officers	1,042,000	-
Operating lease liability, non-current	3,591,000	-
Total liabilities	16,914,000	5,953,000

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 4,396 and 0 issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,496,197 and 12,055,491 shares issued and outstanding as of December 31, 2019 and 2018	2,000	1,000
Additional paid-in capital	68,028,000	35,611,000
Accumulated deficit	(56,585,000)	(40,667,000)

Total stockholders’ equity (deficit)	11,445,000	(5,055,000)

Total liabilities and stockholders’ equity (deficit)	$28,359,000	$898,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenue
Digital	$4,240,000	$32,000
Welcome kits and fulfillment	3,913,000	-
Shipping	947,000	-
	9,100,000	32,000

Cost of revenue
Digital	660,000	52,000
Welcome kits and fulfillment	3,273,000	-
Shipping	937,000	-
	4,870,000	52,000

Gross margin	4,230,000	(20,000)

Operating expenses:
Research and development	4,312,000	980,000
Depreciation and amortization	1,042,000	20,000
General and administrative	14,710,000	6,772,000
Total operating expenses	20,064,000	7,772,000

Loss from operations	(15,834,000)	(7,792,000)

Other income (expense), net
Other expense, net	(11,000)	(5,000)
Financing costs	(1,625,000)	(798,000)
Interest expense - amortization of debt discount	(1,658,000)	(1,468,000)
Change in fair value of derivative liability	1,862,000	(1,167,000)
Debt extinguishment, net	1,536,000	(534,000)
Interest expense	(186,000)	(362,000)
Total other expense, net	(82,000)	(4,334,000)

Loss before income tax provision	(15,916,000)	(12,126,000)

Income tax provision	2,000	1,000

Net loss	$(15,918,000)	$(12,127,000)

Loss per share - basic and diluted	$(0.79)	$(1.23)
Weighted average number of common shares outstanding - basic and diluted	20,186,249	9,870,890

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	-	$-	7,941,235	$1,000	$22,749,000	$(28,540,000)	$(5,790,000)

Common stock issued upon exercise of warrants	-		1,074,921	-	22,000	-	22,000
Common stock issued upon exercise of options	-	-	32,508	-	34,000	-	34,000
Proceeds from sale of common stock	-	-	1,163,938	-	2,979,000	-	2,979,000
Fair value of warrants issued for debt extension	-	-	-	-	1,188,000	-	1,188,000
Fair value of common stock issued for services	-	-	319,346	-	1,546,000	-	1,545,000
Fair value of common stock issued upon conversion of debt	-	-	1,243,189	-	3,066,000	-	3,066,000
Fair value of common stock upon issuance of convertible debt	-	-	96,667	-	595,000	-	595,000
Fair value of common stock issued upon conversion of accrued expenses	-	-	27,148	-	582,000	-	582,000
Common stock issued upon exercise of put option	-	-	203,207	-	1,000,000	-	1,000,000
Fair value of vested stock options	-	-	-	-	1,870,000	-	1,870,000
Stock repurchase	-	-	(46,668)	-	(20,000)		(20,000)
Net loss	-	-				(12,127,000)	(12,127,000)
Balance at December 31, 2018	-	-	12,055,491	1,000	35,611,000	(40,667,000)	(5,055,000)

Sale of common stock from public offering	-	-	6,549,596	1,000	18,362,000	-	18,363,000
Fair value of common stock issued for acquisition	-	-	3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	-	-	4,142	-	10,000	-	10,000
Fair value of common stock and warrants issued to settle notes payable	-	-	598,286	-	1,410,000	-	1,410,000
Conversion of convertible debt	-	-	182,333	-	410,000	-	410,000
Common stock issued upon exercise of warrants	-	-	189,237	-	45,000	-	45,000
Common stock upon issuance of convertible debt	-	-	25,272	-	182,000	-	182,000
Fair value of common stock issued for services	-	-	1,015,981	-	1,778,000	-	1,778,000
Issuance of fractional shares due to reverse split	-	-	139,036	-	-	-	-
Issuance of Series A convertible preferred stock for cash	5,030	-	-	-	4,688,000	-	4,688,000
Conversion of series A preferred shares	(634)	-	409,032	-	-	-	-
Fair value of warrants issued with the Series A convertible preferred stock	-	-	-	-	(4,688,000)	-	(4,688,000)
Fair value of vested stock options and warrants	-	-	-	-	2,400,000	-	2,400,000
Net loss	-	-	-	-	-	(15,918,000)	(15,918,000)
Balance at December 31, 2019	4,396	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2019	December 31, 2018

Operating Activities:
Net loss	$(15,918,000)	$(12,127,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options	4,178,000	3,415,000
Financing costs	1,625,000	798,000
Amortization of debt discount	1,658,000	1,468,000
Change in fair value of derivative liability	(1,862,000)	1,167,000
Debt extinguishment costs, net	(1,536,000)	534,000
Depreciation and amortization	1,042,000	20,000
Amortization of right-of-use assets	349,000	-
Inventory reserve	(14,000)	-
Allowance for doubtful account	199,000	-
Effect of changes in assets and liabilities:
Accounts payable, accrued expenses, and accrued interest	2,123,000	609,000
Deferred incentive compensation	1,042,000	-
Inventory	127,000	-
Operating lease liability	(220,000)	-
Other assets	(41,000)	2,000
Deferred revenue	(51,000)	-
Customer deposits	(428,000)	-
Accounts receivable	(380,000)	(1,000)
Prepaid expenses	(11,000)	(42,000)
Net cash used in operating activities	(8,118,000)	(4,157,000)

Investing Activities:
Acquisition of subsidiary	(15,000,000)	-
Cash acquired from acquisition of subsidiary	557,000	-
Purchases of property and equipment	(146,000)	-
Net cash used by investing activities	(14,589,000)	-

Financing Activities:
Proceeds from sale of common stock	18,525,000	2,979,000
Proceeds from sale of preferred stock	4,688,000	-
Proceeds from notes payable	1,300,000	-
Advances on future receipts	728,000	-
Proceeds from convertible note payable	432,000	1,772,000
Proceeds from exercise of put option	-	1,000,000
Proceeds from option exercise	-	34,000
Proceeds from warrant exercise	45,000	22,000
Proceeds from related party note payable	58,000	-
Payment of convertible notes payable	(2,025,000)	(845,000)
Payment of notes payable	(630,000)	-
Payment of related party notes payable	(58,000)	-
Payment of advances of future receipts	(7,000)	-
Deferred offering costs	-	(162,000)
Repurchase common stock	-	(20,000)
Net cash provided by financing activities	23,056,000	4,780,000

Net change in cash	349,000	623,000

Cash - beginning of period	634,000	11,000

Cash - end of period	$983,000	$634,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$146,000	$402,000
Cash paid for income taxes	$2,000	$1,000

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued upon acquisition of subsidiary	$7,820,000	$-
Conversion of note payable and accrued interest to common stock	$1,410,000	$3,066,000
Common stock issued to settle accrued officer’s salary	$-	$582,000
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$6,561,000	$1,694,000
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$592,000	$-
Offset of deferred offering costs to proceeds received	$162,000	$-
Common stock issued to settle accounts payable	$10,000	$-
Assets acquired from the acquisition of Verb Direct, LLC	$3,364,000
Liabilities assumed from the acquisition of Verb Direct, LLC	$3,221,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

(formerly known as nFüsz, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	DESCRIPTION OF BUSINESS

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

On April 12, 2019, we acquired Sound Concepts Inc. (“Sound Concepts”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into on November 8, 2018, by and among Sound Concepts, NF Merger Sub, Inc., a Utah corporation (“Merger Sub 1”), NF Acquisition Company, LLC, a Utah limited liability company (“Merger Sub 2”), the shareholders of Sound Concepts (the “Shareholders”), the Shareholders’ representative, and us. Pursuant to the Merger Agreement, we acquired Sound Concepts through a two-step merger, consisting of merging Merger Sub 1 with and into Sound Concepts, with Sound Concepts surviving the “first step” of the merger as our wholly-owned subsidiary (and the separate corporate existence of Merger Sub 1 ceased) and, immediately thereafter, merging Sound Concepts with and into Merger Sub 2, with Merger Sub 2 surviving the “second step” of the merger, such that, upon the conclusion of the “second step” of the merger, the separate corporate existence of Sound Concepts ceased and Merger Sub 2 continued its limited liability company existence under Utah law as the surviving entity and as our wholly-owned subsidiary under the name “Verb Direct, LLC.” (“Verb Direct”). On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the closing, each share of Sound Concepts’ capital stock issued and outstanding immediately prior to the effective time (the “Sound Concepts Capital Stock”), was cancelled and converted into the right to receive a proportionate share of (i) a cash payment by us of an aggregate of $15,000,000 (the “Acquisition Cash Payment”), and (ii) 3,327,791 restricted shares of our Common Stock. The Acquisition Cash Payment was paid using a portion of the net proceeds we received as a result of our public offering that closed on April 9, 2019. The fair market value of the 3,327,791 restricted shares on April 12, 2019 was $7,820,000.

Nature of Business

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application; verbLEARN, our Learning Management System application, and verbLIVE, our Live Broadcast Video Webinar application.

We also provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We designed and printed welcome kits and starter kits for their marketing needs and provided fulfillment services, which consisted of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events, and product sample packs that verbCRM users order through the app for automated delivery and tracking to their customers and prospects.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2019, the Company incurred a net loss of $15,918,000 and used cash in operations of $8,118,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Verb Technology Company, Inc. (formerly nFüsz, Inc. and, before that, bBooth, Inc.). Intercompany accounts have been eliminated in the consolidation.

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

Revenue Recognition

The Company derives its revenue primarily from providing application services through the SaaS application, digital marketing and sales support services, from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. The subscription revenue from the application services are recognized over the life of the estimated subscription period. The Company also charges certain customers setup or installation fees for the creation and development of websites and phone application. These fees are accounted as part of deferred revenue and amortized over the estimated life of the agreement. Amounts related to shipping and handling that are billed to customers are reflected as part of revenue, and the related costs are reflected in cost of revenue in the accompanying Statements of Consolidated Operations.

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

Shipping – We charge our customers the costs related to the shipping of their welcome kits and fulfillment products. The revenue is recognized when the welcome kits or fulfillment products are shipped.

Cost of Revenue

Cost of revenue primarily consists of the salaries of certain employees, purchase price of consumer products, digital content costs, packaging supplies, and customer shipping and handling expenses. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of revenue upon sale of products to our customers.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for year ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Verb’s largest customers are presented below as a percentage of Verb’s aggregate:

Revenues	1 major customer accounted for 13% of revenues	None

Accounts receivable	None	None

Verb’s largest vendors are presented below as a percentage of Verb’s aggregate:

Purchases	None	None

Accounts payable	1 major supplier accounted for 14% of accounts payable individually and in aggregate	None

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the years ended December 31, 2019 and 2018.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2019, and 2018, the Company has not established a liability for uncertain tax positions.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to the contemplated underwritten public offering of the Company’s Common Stock. These deferred offering costs were charged against the gross proceeds received in March 2019.

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

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjusted to fair value of derivatives.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the twelve months ended December 31, 2019 or the previously reported financial statements.

The Company values stock compensation based on the market price on the measurement date. As described above, for employees this is the date of grant, and for non-employees, this is the date of performance completion.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2019 and 2018 are as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Expected life in years	1.0, 2.0 and 5.0	5.0
Stock price volatility	180%-413.83%	184.45% -190.22%
Risk free interest rate	1.51%-2.75%	2.25% - 3.00%
Expected dividends	0%	0%
Forfeiture rate	22.48%	18%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s cloud-based, Verb interactive video CRM SaaS platform.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2019, and 2018, the Company had total outstanding options of 4,233,722 and 2,478,974, respectively, and warrants of 10,930,991 and 940,412, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC 820 and ASC 825 for disclosure and measurement of the fair value of its financial instruments. FASB ASC 820 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three (3) levels of fair value hierarchy defined by ASC 820 are described below:

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. Management is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The acquisition was intended to augment and diversify Verb’s internet and SaaS business. Key factors that contributed to the recorded goodwill and intangible assets in the aggregate of $22,677,000 were the opportunity to consolidate and complement existing operations of Verb, certain software and customer list, and the opportunity to generate future synergies within the internet and SaaS business.

The allocation of the purchase price was completed on December 31, 2019 through the assistance of a valuation specialist. The following table summarizes the assets acquired, liabilities assumed and purchase price allocation:

Assets Acquired:
Other current assets	$2,004,000
Property and equipment	58,000
Other assets	1,302,000	$3,364,000
Liabilities Assumed:
Current liabilities	(2,153,000)
Long-term liabilities	(1,068,000)	(3,221,000)
Intangible assets		6,340,000
Goodwill		16,337,000
Purchase Price		$22,820,000

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Goodwill is not amortized but will be tested for impairment on an annual basis.

The intangible assets, which consist mostly of developed technology of $4,700,000 are being amortized over 5-years, customer relationships of $1,200,000 are being amortized on an accelerated basis over its estimated useful life of 5 years and domain names of $440,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

During the year ended December 31, 2019, the Company recorded amortization expense of $975,000. As of December 31, 2019, the remaining unamortized balance of the intangible assets was $5,365,000.

The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year ending	Amortization
2020	$1,255,000
2021	1,195,000
2022	1,135,000
2023	1,075,000
2024 and thereafter	265,000
Total amortization	$4,925,000

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of Verb Direct based on the historical financial statements of the Company and Verb Direct. The unaudited pro forma statements of operations for the year ended December 31, 2019 and 2018 give effect to the transaction to the merger as if it had occurred on January 1, 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(Proforma, unaudited)	(Proforma, unaudited)
Digital	$5,290,000	$3,734,000
Welcome kits and fulfilment	6,178,000	7,258,000
Shipping	1,624,000	1,774,000
Total Revenue	13,092,000	12,766,000

Cost of revenue	7,088,000	7,173,000

Gross margin	6,004,000	5,593,000

Operating expenses	22,048,000	14,295,000

Other expense, net	(99,000)	(4,326,000)

Loss before income tax provision	(16,143,000)	(13,028,000)

Income tax provision	2,000	1,000

Net loss	$(16,145,000)	$(13,029,000)

Loss per share	$(0.76)	$(0.99)
Weighted average number of common shares outstanding - basic and diluted	21,116,207	13,198,681

Results of operation of Verb Direct subsequent to the acquisition are as follows:

Period April 1, 2019 through December 31, 2019

Revenue	$9,041,000
Cost of revenue	4,766,000
Operating expenses	6,308,000
Other income expense	(11,000)
Net loss	$(2,044,000)

These amounts were included in the accompany Consolidated Statement of Operations.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018

Computers	$29,000	$28,000
Furniture and fixture	75,000	56,000
Machinery and equipment	39,000	24,000
Leasehold improvement	741,000	-
Total property and equipment	884,000	108,000
Accumulated depreciation	(164,000)	(97,000)
Total property and equipment, net	$720,000	$11,000

Depreciation expense amounted to $67,000 and $20,000 for the year ended December 31, 2019 and 2018, respectively.

5.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

Upon acquisition of Verb Direct, the Company assumed four office and warehouse leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. Each lease expires in December 2023. In addition, the Company assumed an office equipment lease with a lease payment of $5,000 per month that will expire in September 2021. As a result, the Company recorded operating lease right-of-use assets of and lease liabilities for operating lease of $1,451,000 and $1,457,000, respectively. The lessor of the office and warehouse area is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of Verb Direct.

In February 2019, the Company entered into a lease agreement with respect to the Company’s corporate headquarters located at 2210 Newport Boulevard, Suite 200, Newport Beach, California 92663 with a term of 94 months. The average monthly base rent for the first 12 months of the Lease is approximately $7,000 after rent abatement. For the next 82 months of the Lease, the average monthly base rent will be approximately $39,000. As part of the agreement, the landlord provided leasehold incentive of $572,000 for the construction of the leasehold improvements. Pursuant to ASC 842, the lease incentive of $572,000 was recorded as a part of leasehold improvements and a reduction to the right of use assets. The Lease commenced in August 2019 and as a result, the Company recorded operating lease right-of-use assets of $2,173,000 and lease liabilities for operating lease of $2,745,000.

The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of and lease liabilities for operating lease in the aggregate of $3,624,000 and $4,202,000, respectively. There was no cumulative-effect adjustment to retained earnings.

Year Ended December 31, 2019
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$366,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$—
Weighted average remaining lease term – operating leases (in years)	5.25
Average discount rate – operating leases	4.0%

December 31, 2019
Operating leases
Right-of-use assets, net of amortization of $349,000	$3,275,000

Short-term operating lease liabilities	$391,000
Long-term operating lease liabilities	3,591,000
Total operating lease liabilities	$3,982,000

Year ending	Operating Leases
2020	597,000
2021	776,000
2022	751,000
2023	773,000
2024 and thereafter	1,661,000
Total lease payments	4,558,000
Less: Imputed interest/present value discount	(576,000)
Present value of lease liabilities	$3,982,000

6.	ADVANCE ON FUTURE RECEIPTS AND NOTES PAYABLE

a.	ADVANCE ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of December 31, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018

Note 1	December 24, 2019	June 30, 2020	10%	$506,000	$503,000	$-
Note 2	December 24, 2019	June 30, 2020	10%	506,000	503,000	-
Total				$1,012,000	1,006,000
Debt discount					(274,000)	-
Net					$732,000	$-

On December 24, 2019, the Company received two secured advances from an unaffiliated third party totaling $728,000 for the purchase of $1,012,000 in future receipts. These advances are secured by the Company’s tangible and intangible assets. Pursuant to the terms of the agreement, the unaffiliated third-party will auto withdraw an aggregate of $6,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The Company may pay off either note for $446,000 if paid within 30 days of funding; for $465,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding.

The Company recorded a debt discount upon issuance totaling $284,000 to account the difference between the aggregate net receipts received and the aggregate face amount of the amounts payable.

During the year ended December 31, 2019 the Company paid $7,000 in principal payments pursuant to the terms of the notes and amortized $10,000 of the debt discount.

b.	NOTES PAYABLE

During the year ended December 31, 2019, the Company issued notes payable in the aggregate principal amount of $1,340,000 to various non-related entities or individuals, in exchange for net proceeds of $1,300,000, representing an original discount of $40,000. The notes were unsecured and bear interest on the principal amount at an average rate of 5.0% per annum. The notes were due on demand at any time starting April 10, 2019. As a result of the issuance of the notes, the Company incurred aggregate costs of $40,000 related to the notes’ original issue discount. The Company recorded these costs as a note discount and was being amortized to interest over the term of the notes.

The Company settled these notes payable and accrued interest through a combination of cash payments in the aggregate of $630,000 and the issuance of 598,286 shares of Common Stock with a fair value of $1,195,000 and warrants to purchase up to 108,196 shares of Common Stock with a fair value of $215,000. As a result, we recorded a loss on debt extinguishment of $691,000 to account for the difference between the face value of the notes payable settled plus accrued interest and the fair value of the shares of Common Stock and warrants issued with a total value of $1,410,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. The fair value of the warrants was determined using a Black Scholes Option pricing model.

The notes were all paid or settled as of December 31, 2019.

7.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties outstanding notes payable as of December 31, 2019 and 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Note 4 (D)	March 22, 2019	April 30, 2019	5.0%	58,000	-	-
Total notes payable – related parties					1,177,000	1,177,000
Non-current					(1,065,000)	(1,065,000)
Current					$112,000	$112,000

(A)

On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on February 8, 2021, as amended.

As of December 31, 2019 and 2018, the outstanding balance of the note amounted to $825,000, respectively.

(B)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017.

As of December 31, 2019 and 2018, the outstanding principal balance of the note amounted to $112,000, respectively. As of December 31, 2019, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of December 31, 2019, and December 31, 2018, the outstanding balance of the note amounted to $240,000, respectively.

(D)

On March 22, 2019, the Company issued a note payable to Mr. Jeffrey Clayborne, the Company’s Chief Financial Officer, in the amount of $58,000. The note was unsecured, bore interest at a rate of 5% per annum, and matured on April 30, 2019.

On April 11, 2019, the Company paid off the balance of $58,000 and there was no outstanding balance as of December 31, 2019.

Total interest expense for notes payable to related parties was $141,000 and $211,000 for the year ended December 31, 2019 and 2018, respectively. The Company paid $101,000 and $269,000 in interest related to these notes for the year ended December 31, 2019 and 2018, respectively.

8. DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at December 31, 2019	Balance at December 31, 2018

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000	$-
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000	-
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000	-
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000	-

Total			1,042,000	-
Non-current			(1,042,000)	-
Current			$-	$-

(A)

On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer Annual Incentive Compensation of $430,000 and 125,000, respectively for services rendered. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Annual Incentive Compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(B)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer received a bonus for the successful Up-Listing to Nasdaq and Acquisition of Verb Direct during fiscal 2019, totaling $324,000 and 163,000, respectively. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Nasdaq Up-Listing Award on January 10, 2021 and the remaining 50% on January 10, 2022.

9.	CONVERTIBLE NOTES PAYABLE

The Company has the following outstanding convertible notes payable as of December 31, 2019 and 2018:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018

Note payable (A)	October 19, 2018	April 19, 2019	10%	$1,500,000	$-	$1,500,000
Note payable (B)	October 30, 2018	April 29, 2019	5%	$400,000	-	400,000
Note payable (C)	February 1, 2019	August 2, 2019	10%	$500,000	-	-
Total convertible notes payable					-	1,900,000
Debt discount					-	(1,082,000)

Total notes payable, net of debt discount					$-	$818,000

(A)	On October 19, 2018, the Company issued an unsecured convertible note to Bellridge Capital, LP (“Bellridge”), an unaffiliated third-party, in the aggregate principal amount of $1,500,000 in exchange for net proceeds of $1,242,000, representing an original issue discount of $150,000, and paid legal and financing expenses of $109,000. In addition, the Company issued 96,667 shares of its Common Stock with a fair value of $595,000. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% since the note was issued at 10% less than its face value. The note matured in April 2019. The note was also convertible into shares of the Company’s Common Stock only on or after the occurrence of an uncured “Event of Default.” Primarily, the Company would be in default if it did not repay the principal amount of the note, as required. The other events of default are standard for the type of transaction represented by the related securities purchase agreement and the note. In the event of a default, the conversion price in effect on any date on which some or all of the principal of the note is to be converted would be a price equal to 70% of the lowest VWAP during the ten trading days immediately preceding the date on which Bellridge provided its notice of conversion. Upon an Event of Default, the Company would owe Bellridge an amount equivalent to 110% of the then-outstanding principal amount of the note in addition to of all other amounts, costs, expenses, and liquidated damages that might also be due in respect thereof. The Company agreed that, on or after the occurrence of an Event of Default, it would reserve and keep available that number of shares of its Common Stock that equaled 200% of the number of such shares that potentially would be issuable pursuant to the terms of the securities purchase agreement and the note (assuming conversion in full of the note and on any date of determination). The Company determined that, because the conversion price is unknown, the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the note created a derivative with a fair value of $1,273,000 at the date of issuance.

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

In April 2019, the Company paid the balance of $1,500,000. As a result of the payment, the Company amortized the remaining debt discount of $144,000 to interest expense. The Company also remeasured the fair value of the derivative liability as of the payment date and recognized a change in fair market value in the derivative liability totaling $670,000. The revalued derivative liability of $1,396,000 was then extinguished with the payment of the note, resulting in a gain on debt extinguishment of the derivative liability of $1,396,000.

There was no outstanding balance of the note as of December 31, 2019.

(B)	On October 30, 2018, the Company issued two unsecured convertible notes to one current investor and one otherwise unaffiliated third-party in the aggregate principal amount of $400,000. The notes bore interest at a rate of 5% per annum and matured on April 29, 2019. Upon the Company’s consummation of its underwritten public offering of the Company’s units, all, and not less than all, of (i) the outstanding principal amount and (ii) the accrued interest thereunder were to be converted into shares of the Company’s Common Stock. The per-share conversion price equaled seventy-five percent (75%) of the effective offering price of the Common Stock in the Company’s underwritten public offering. The Company determined that, because the conversion price was unknown, that the Company could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of the notes created a derivative with a fair value of $302,000 at the date of issuance and was accounted as a debt discount and was being amortized over the term of the notes payable. As of December 31, 2018, the balance of the notes outstanding was $400,000 and the balance of unamortized debt discount was $199,000.

On April 5, 2019, the Company converted the outstanding principal amount and accrued interest of $410,000 into 182,333 shares of Common Stock. As a result of the conversion, the Company amortized the remaining debt discount of $48,000 to interest expense. The Company also remeasured the fair value of the derivative liability as of the conversion date and recognized a change in fair market value in the derivative liability totaling $21,000. The revalued derivative liability of $187,000 was then extinguished with the payment of the note, resulting in a gain debt on extinguishment of the derivative liability of $187,000.

There was no outstanding balance of the note as of December 31, 2019.

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

In April 2019, the Company paid off the outstanding principal balance of $525,000. As a result of the payment, the Company amortized the remaining debt discount of $366,000 to interest expense. The Company also remeasured the fair value of the derivative liability as of the payment date and recognized a change in fair market value in the derivative liability totaling $260,000. The revalued derivative liability of $644,000 was then extinguished with the payment of the note, resulting in a gain on debt extinguishment of the derivative liability of $644,000.

There was no outstanding balance of the note as of December 31, 2019.

10.	CONVERTIBLE SERIES A PREFERRED STOCK and WARRANT OFFERING

On August 14, 2019, we entered into the SPA with the Preferred Purchasers, pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Preferred Stock (which, at the initial conversion price, are convertible into an aggregate of up to approximately 3.87 million shares of Common Stock) and the August Warrants to purchase up to an equivalent number of shares of Common Stock. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted the August Warrants to purchase up to 3,245,162 shares of Common Stock in connection therewith. We received proceeds of $4,688,000, net of direct costs of $342,000. The offering was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

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

The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings. In addition, the August Warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the August Warrants are accounted as derivative liability with a fair value upon issuance of $6,173,000, of which, $4,688,000 was recorded as a reduction to additional paid in capital while the remaining fair value of $1,485,000 was accounted for as a financing cost during the year ended December 31, 2019.

During the year ended December 31, 2019, 634 shares of Preferred Stock were converted into 409,032 shares of Common Stock. As of December 31, 2019, 4,396 shares Series A Preferred stock are outstanding.

11.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes whose conversion prices contains reset provisions based on a discounted future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In addition, the Company also granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder.

As a result, the conversion feature of the notes and warrants are classified as liabilities and are bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	December 31, 2019	Upon Issuance	December 31, 2018
Stock Price	$1.55	$4.78	$4.80
Exercise Price	$1.88	$3.76	$2.70
Expected Life	3.53	2.75	1.78
Volatility	216%	192%	184%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.64%	1.99%	2.46%

Fair Value	$5,048,000	$6,561,000	$2,576,000

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

During the year ended December 31, 2019, the Company recorded derivative liability of $388,000 as a result of the issuance of a convertible note and $6,173,000 as a result of the issuance of the August Warrants issued as part of the Company’s Series A Preferred Stock offering, or an aggregate of $6,561,000. The Company also recorded a change in fair value of ($1,862,000) to account for the changes in the fair value of these derivative liabilities for the year ended December 31, 2019. In addition, the Company also recorded a gain on debt extinguishment of $2,227,000 to account for the extinguishment of derivative liabilities associated with the settlement of convertible debt during the year ended December 31, 2019. At December 31, 2019, the fair value of the derivative liability amounted to $5,048,000. The details of derivative liability transactions for the year ended December 31, 2019 are as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$2,576,000	$1,251,000
Fair value upon issuance of notes payable and warrants	6,561,000	1,877,000
Change in fair value	(1,862,000)	1,167,000
Extinguishment	(2,227,000)	(1,719,000)
Ending balance	$5,048,000	$2,576,000

12.	COMMON STOCK

The following were Common Stock transactions during the year ended December 31, 2019:

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

On April 9, 2019, we closed the Public Offering and issued 6,389,776 Units, consisting of an aggregate of 6,389,776 Firm Shares and Firm Warrants to purchase up to an aggregate of 6,389,776 Firm Warrant Shares. In connection with the closing, the Underwriter partially exercised its over-allotment option and purchased an additional 159,820 Units, consisting of an aggregate of 159,820 Option Shares and Option Warrants to purchase up to an aggregate of 159,820 Option Warrant Shares. In the aggregate, we issued 6,549,596 shares of common stock and received net proceeds of approximately $18,525,000, net of underwriting commissions and other offering expenses in the aggregate of $2,138,000. Included in the offering expenses were $162,000 in various legal and professional expenses that were incurred and paid in fiscal 2018 and accounted for as a deferred offering costs as of December 31, 2018. This amount was derecognized upon close of the public offering in April 2019 and was recorded as a reduction to paid in capital.

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

Shares Issued for Services – During the year ended December 31, 2019, the Company issued 579,334 shares of Common Stock to vendors for services rendered with a fair value of $1,162,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Shares Issued Upon Issuance of Convertible Note – During the year ended December 31, 2019, the Company issued to a note holder 25,272 shares of Common Stock with a fair value of $182,000 as an inducement for the issuance of a note payable. See Note 9, Convertible Notes Payable, for additional information.

Conversion of Notes Payable – During the year ended December 31, 2019, the Company issued 780,619 shares of Common Stock upon conversion of notes payable and accrued interest. See Note 6, Notes Payable, and Note 9, Convertible Notes Payable, for additional information.

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

Shares Issued for Services – During the year ended December 31, 2018, the Company issued 319,345 shares of Common Stock to employees and vendors for services rendered with a fair value of $1,546,000. These shares of Common Stock were valued based on market value of the Company’s stock price at the date of grant or agreement. Included in these issuances were 300,000 shares of Common Stock with a fair value of $1,539,000 granted to officers and a director of the Company for services rendered.

Shares Issued from Conversion of Note Payable – During the year ended December 31, 2018, the Company issued 1,243,189 shares of Common Stock upon conversion of notes payable and accrued interest.

Shares Issued Upon Issuance of Convertible Note – In October 2018, the Company granted a note holder 96,667 shares of Common Stock with a fair value of $595,000 as an inducement for the issuance of a note payable. See Note 9, Convertible Notes Payable, to these audited consolidated financial statements.

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

Shares Repurchased. For the year ended December 31, 2018, the Company repurchased 46,668 shares of Common Stock from investors for $20,000.

13.	RESTRICTED STOCK AWARDS

On December 20, 2019, we held the 2019 Annual Meeting of Stockholders (the “Meeting”), at which our stockholders approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “Plan”).

A summary of restricted stock award activity for the years ended December 31, 2019 and 2018 are presented below.

Weighted-
Average
Grant Date
	Shares	Fair Value

Non-vested at December 31, 2017	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2018	-	-
Granted	1,923,001	1.36
Vested	(436,647)	1.36
Forfeited	-	-
Non-vested at December 31, 2019	1,486,354	$1.36

A summary of option activity for the years ended December 31, 2019 and 2018 are presented below.

On December 23, 2019, the Company granted 1,923,001 restricted stock awards to employees and directors. The restricted stock awards vest starting on grant date through January 10, 2022. These restricted stock awards were valued based on market value of the Company’s stock price at the date of grant and had aggregate fair value of $2,615,000.

The total fair value of restricted stock award vested during the year ended December 31, 2019 was $616,000 respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2019, the amount of unvested compensation related to issuances of restricted stock award was $1,999,000 which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income (loss) per share, these shares are included in weighted average common shares outstanding as of their grant date.

14.	STOCK OPTIONS

On December 20, 2019, we held the 2019 Annual Meeting of Stockholders (the “Meeting”), at which our stockholders approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “Plan”).

A summary of option activity for the years ended December 31, 2019 and 2018 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2017	1,456,064	$3.90	2.09	$-
Granted	1,400,418	6.75	-	-
Forfeited	(345,000)	5.85	-	-
Exercised	(32,508)	-	-	-
Outstanding at December 31, 2018	2,478,974	5.25	2.93	-
Granted	2,531,971	2.07	-	-
Forfeited	(777,223)	6.42	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2019	4,233,722	$1.73	2.54	$995,000

Vested December 31, 2019	1,496,439	$2.13		$263,851

Exercisable at December 31, 2019	888,834	$2.55		$83,252

The following were stock options transactions during the year ended December 31, 2019:

On December 23, 2019, the Company amended the exercise price of stock options of certain employees and consultants granted in prior period to purchase 1,340,333 shares of common stock to $1.36 per share. As a result of this amendment, the Company determined the fair value of these stock options before and after the amendment using the Black-Scholes Option Pricing model. The incremental difference of the fair value before and after the amendment amounted to $32,000, of which, $12,000 was recorded as part of stock based compensation expenses and the remaining $20,000 will be recognized as part of operating expense through July 2023 based upon its vesting.

During the year ended December 31, 2019, the Company granted stock options to employees and consultants to purchase a total 2,531,971 shares of Common Stock for services rendered. The options have an average exercise price of $2.07 per share, expire between one and five years, vest starting from grant date through four years. The total fair value of these options at grant date was approximately $4,564,000 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the year ended December 31, 2019 amounted to $1,961,000. As of December 31, 2019, the total unrecognized stock-based compensation expense was $4,228,000, which is expected to be recognized as part of operating expense through December 2023.

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

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

Years Ended December 31,
	2019	2018
Risk-free interest rate	1.51%-2.75%	2.25%-3.00%
Average expected term (years)	5 years	5 years
Expected volatility	180%-413.83%	184.45%-190.22%
Expected dividend yield	-	-

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

15.	STOCK WARRANTS

The Company has the following warrants as of December 31, 2019 and 2018 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2017	1,895,767	$1.95	2.62	$-
Granted	386,678	5.10	-	-
Forfeited	(56,486)	1.05	-	-
Exercised	(1,285,544)	1.80	-	-
Outstanding at December 31, 2018	940,415	3.60	2.32	1,806,000
Granted	10,386,181	2.97	-	-
Forfeited	(46,667)	7.29	-	-
Exercised	(348,938)	1.17	-	-
Outstanding at December 31, 2019, all vested	10,930,991	$3.07	4.25	$-

The following were stock warrant transactions during the year ended December 31, 2019:

On December 31, 2019, the intrinsic value of these stock options was $0 as the exercise price of these stock warrants were greater than the market price.

On April 9, 2019, the Company granted warrants to purchase a total of 6,869,084 shares of Common Stock as part of a public offering. The warrants are exercisable at an average price of $3.46 per share and will expire in April 2024. See Note 12, Common Stock, for additional information.

On April 11, 2019, the Company granted fully vested warrants to purchase a total of 163,739 shares of Common Stock for services rendered. The warrants are exercisable at an average price of $3.76 per share and will expire in April 2024. The total fair value of these warrants at the grant date was approximately $439,000 using the Black-Scholes Option pricing model and was expensed upon grant.

On July 8, 2019, the Company granted fully vested warrants to purchase a total of 108,196 shares of Common Stock as partial consideration for the conversion of notes payable. The warrants are exercisable at an average price of $3.44 per share and will expire in July 2024. The total fair value of these warrants at the grant date was approximately $217,000 using the Black-Scholes Option pricing model and was expensed upon grant. See Note 6, Notes Payable, for additional information.

On August 15, 2019, the Company granted warrants to purchase a total of 3,245,162 shares of Common Stock as part of a preferred stock offering. The warrants are exercisable at a price of $1.88 per share and will expire in August 2024. See Note 12, Common Stock, for additional information.

During the year ended December 31, 2019, a total of 348,938 warrants were exercised and converted into 189,237 shares of Common Stock at a weighted average exercise price of $1.15. The Company received $45,000 upon exercise of the warrants.

The following were stock warrant transactions during the year ended December 31, 2018:

During the year ended December 31, 2018, the Company granted warrants to note holders to purchase a total of 66,668 shares of Common Stock. The warrants are exercisable at an average price of $2.10 per share and will expire in January 2023. Warrants exercisable for an aggregate of 33,333 shares of Common Stock were accounted for as a derivative liability.

On February 21, 2018, the Company granted warrants exercisable for 133,334 shares of Common Stock as part of the exercise of its put option with Kodiak. The exercise price of the warrants is $3.75 per share and the warrants expire on February 20, 2023.

On August 8, 2018, the Company granted warrants exercisable for 163,114 shares of Common Stock in connection with the extension of the maturity date of a secured note payable. See Note 7, Notes Payable-Related Parties, to these audited consolidated financial statements.

On December 4, 2018, the Company granted warrants exercisable for 23,562 shares of Common Stock in connection with the extension of the maturity date of a secured note payable. See Note 7, Notes Payable-Related Parties, to these audited consolidated financial statements.

During the year ended December 31, 2018, 1,285,544 warrants were exercised resulting in the issuance of 1,074,921 shares of Common Stock. The Company received cash of $22,000 upon the exercise of the warrants.

16.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carry-forwards	$7,591,000	$5,300,000
Share based compensation	(635,000)	(524,000)
Non-cash interest and financing expenses	(472,000)	(694,000)
Other temporary differences	(63,000)	(378,000)
Less: Valuation allowance	(6,421,000)	(3,704,000)
Deferred tax assets, net	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31, 2019	December 31, 2018
Statutory federal income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.9)%	(6.0)%
Non-deductible items	(1.0)%	(0.1)%
Change in valuation allowance	28.9%	27.9%
	0.0%	0.0%

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

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2019 or 2018. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.

The Company is currently assessing the extensive changes under the TCJ Act and its overall impact on the Company; however, based on its preliminary assessment of the reduction in the federal corporate tax rate from 35% to 21% to become effective on January 1, 2018, the Company currently expects that its effective tax rate for 2018 will be between 20% and 23%. Such estimated range is based on management’s current assumptions with respect to, among other things, the Company’s earnings, state income tax levels and tax deductions. The Company’s actual effective tax rate in 2019 may differ from management’s estimate.

As of December 31, 2019, the Company had federal and state net operating loss carry forwards of approximately $28.7 million, which may be available to offset future taxable income for tax purposes. These net operating losses carry forwards begin to expire in 2034. This carry forward may be limited upon the ownership change under IRC Section 382. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2019 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2019, tax years 2015 through 2018 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

17.	ACCRUED OFFICERS’ SALARY

Accrued officers’ salary consists of unpaid salaries for the Company’s Chief Executive Officer, who is also the owner of approximately 13% of the Company’s outstanding shares of Common Stock.

As of December 31, 2019, and 2018, accrued officers’ salary amounted to $207,000 and $188,000, respectively.

18.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On December 20, 2019, we entered into an Executive Employment Agreement with Mr. Cutaia (the “Employment Agreement”), which terminates and replaces his original employment agreement dated November 1, 2014, as subsequently amended by an amendment dated October 30, 2019. The Employment Agreement sets forth the terms and conditions of Mr. Cutaia’s employment. The Employment Agreement is for a four-year term, and can be extended for additional one-year periods. In addition to certain payments due to Mr. Cutaia upon termination of employment, the Employment Agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Mr. Cutaia is entitled to an annual base salary of $430,000, which shall not be subject to reduction during the initial term, but will be subject to annual reviews and increases, if and as approved in the sole discretion of our Board, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). In addition, Mr. Cutaia is eligible to receive performance-based cash and/or stock bonuses upon attainment of performance targets established by our Board in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). The Company shall make annual equity grants to Mr. Cutaia as determined by our Board in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). Finally, Mr. Cutaia is eligible for certain other benefits, such as health, vision, and dental insurance, life insurance, and 401(k) matching.

The Employment Agreement provides that Mr. Cutaia is entitled to the following severance package in the event he is “terminated without cause,” “terminated for good reason,” or “terminated upon permanent disability”: (i) monthly payments of $35,833 or such sum equal to his monthly base compensation at the time of the termination, whichever is higher, for a period of 36 months from the date of such termination and (ii) reimbursement for COBRA health insurance costs for 18 months from the date of such termination and, thereafter, reimbursement for health insurance costs for Mr. Cutaia and his family during the immediately subsequent 18-month period. In addition, all of Mr. Cutaia’s then-unvested RSAs or other awards will immediately vest, without restriction, and any unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal, and sick days, and related items shall be deemed earned, vested, and paid immediately. For purposes of the Employment Agreement, “terminated without cause” means if Mr. Cutaia were to be terminated for any reason other than a discharge for cause or due to Mr. Cutaia’s death or permanent disability. For purposes of the Employment Agreement, “terminated for good reason” means the voluntary termination of the Employment Agreement by Mr. Cutaia if any of the following were to occur without his prior written consent, which consent cannot be unreasonably withheld considering our then-current financial condition, and, in each case, which continues uncured for 30 days following receipt by us of Mr. Cutaia’s written notice: (i) there is a material reduction by us in (A) Mr. Cutaia’s annual base salary then in effect or (B) the annual target bonus, as set forth in the Employment Agreement, or the maximum additional amount up to which Mr. Cutaia is eligible pursuant to the Employment Agreement; (ii) we reduce Mr. Cutaia’s job title and position such that Mr. Cutaia (A) is no longer our Chief Executive Officer; (B) is no longer our Chairman of the Board; or (C) is involuntarily removed from our Board; or (iii) Mr. Cutaia is required to relocate to an office location outside of Orange County, California, or outside of a 30-mile radius of Newport Beach, California. For purposes of the Employment Agreement, “terminated upon permanent disability” means if Mr. Cutaia were to be terminated because he is then unable to perform his duties due to a physical or mental condition for (i) a period of 120 consecutive days or (ii) an aggregate of 180 days in any 12-month period.

Litigation – Update former employee and Class Action

a.	EMA Financial, LLC

On April 24, 2018, EMA Financial, LLC (“EMA”) commenced an action against the Company, styled as EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The complaint sets forth four causes of action and seeks money damages, injunctive relief, liquidated damages, and declaratory relief related to the Company’s refusal to agree to EMA’s interpretation of a cashless exercise provision in a common stock warrant we granted to EMA in December 2017. The Company interposed several counterclaims, including a claim for reformation of the underlying agreements to reflect the Company’s interpretation of the cashless exercise provision. Both parties moved for summary judgment. On March 16, 2020, the United States District Court entered a decision agreeing with the Company’s position, denying EMA’s motion for declaratory judgement on its interpretation of the cashless exercise formula, and stating, inter alia, that “the Agreements read in their entirety reveal that nFUSZ, Inc.’s position regarding the proper cashless exercise formula is the only sensible one and that the cashless exercise formula must be enforced accordingly.” The court went to order that in light of this finding, the parties should submit a proposal for future proceedings. Accordingly, the Company has instructed its counsel to prosecute the Company’s claims for reimbursement of all of the costs it incurred in connection with this action, including all attorneys’ fees as well as all damages it incurred as a result of EMA’s conduct.

b.	Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. The Company does not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when the Company purchased all of his shares of stock more than 4 years ago in January 2016. The Company intends to seek dismissal of the former employee’s claims through arbitration.

c.	Class Action

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896. The complaint purports to be brought on behalf of a class of persons or entities who purchased or otherwise acquired the Company’s Common Stock between January 3, 2018 and May 2, 2018, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc. The complaint seeks unspecified costs and damages. The Company believes the complaint is without merit and the Company intends to vigorously defend the action.

d.	Derivative Action

On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS. The derivative action also arises out of the January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc. The derivative action alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the costs associated with the defense of the above referenced class action complaint. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures. The Company contends that the class action is without merit and as such, this derivative action, upon which it relies, is likewise without merit and the Company intends to vigorously defend this suit.

The Company knows of no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its assets or properties, or the assets or properties of any of its subsidiaries, are subject and, to the best of its knowledge, no adverse legal activity is anticipated or threatened. In addition, the Company does not know of any such proceedings contemplated by any governmental authorities.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financials.

Board of Directors

The Company has committed an aggregate of $450,000 in board fees to its five board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed in 2019 totaled $175,000. Total board fees paid in 2019 totaled $183,000. As of December 31, 2019, total board fees to be recognized in future period amounted to $450,000 and will be recognized once the service has been rendered.

19.	SUBSEQUENT EVENTS

Private Placement

On February 5, 2020, the Company initiated a private placement, which is for the sale and issuance of up to five million shares of its Common Stock at a per-share price of $1.20, which amount represents a 20% discount to the $1.50 closing price of the Company’s Common Stock on that day, and is memorialized by a subscription agreement.

As a result of this private placement, from February 25 through March 31, 2020, a total of 4,237,833 shares of Common Stock were subscribed. Total subscribed shares of 3,392,833 shares of Common Stock were issued with net cash proceeds of $3,430,000 after direct costs received as of March 31, 2020. The remaining subscribed shares of 845,000 shares of Common Stock were issued in April and May 2020 upon receipt of cash proceeds of $1,014,000.

The Company’s private placement is exempt from the registration requirements of Section 5 of the Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder, each as promulgated by the SEC. The Company’s private placement was managed by the Company; however, in connection with the closings, the Company paid a non-U.S. based consultant (i) as a cash fee, an aggregate amount of $499,000 (or 10% of the gross proceeds of the closings), (ii) as a non-accountable expense allowance, an aggregate of $100,000 (or 2% of the gross proceeds of the closings), (iii) five-year warrants, exercisable for an aggregate of up to 416,199 shares of the Company’s Common stock at a cash-only exercise price of $1.92 per share, and (iv) 100,000 shares of the Company’s Common Stock. The Company made the above-referenced payments only in respect of that portion of the gross proceeds from the closings for investors introduced to the Company by the consultant. In addition, the Company also incurred various expenses totaling $42,000 that are directly related to this private placement.

In preparation for this private placement offering, the Company separately negotiated with certain Series A stockholders to waive their rights in order not to ratchet down the conversion price of their Series A preferred shares (see Note 10). In return for the waiver, the Company granted these Series A stockholders warrants to purchase 2,303,861 shares of Common Stock. The warrants are exercisable in August 2020, expire in 5 years and are exercisable at $1.20 per share, as adjusted. The exercise price is subject to certain customary adjustments, including subsequent equity sales and rights offerings. In addition, the warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result of this fundamental transaction provision, the warrants will be accounted as derivative liability with a fair value upon issuance of $3,951,000 upon issuance. The Company will account the fair value of $3,951,000 as a deemed dividend since if the down round provision of the Series A preferred shares had occurred, it would have been accounted as a deemed dividend due to it providing additional value to the Series A stockholders.

Issuance of Restricted Stock Awards

On April 10, 2020, the board of directors of Verb Technology Company, Inc., a Nevada corporation (the “Company”), approved management’s COVID-19 Full Employment and Cash Preservation Plan (the “Plan”), pursuant to which all directors and senior level management would reduce their cash compensation by 25%, and all other employees and consultants would reduce their cash compensation by 20% (the “Cash Reduction Amount”) for a period of three months from April 16, 2020 through July 15, 2020 for one category of plan participants, and April 26, 2020 through July 18, 2020 for the other category of participants. The Plan was designed to promote the continued growth of the Company and avoid the lay-offs and staff cut-backs experienced by many companies affected by the COVID-19 economic crisis. The Cash Reduction Amount is to be paid in shares of the Company’s common stock (the “Shares”) through an allocation of shares from the Company’s 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and granted pursuant to stock award agreements entered into effective as of April 10, 2020 (the “Grant Date”) between the Company and each of the Company’s directors, executive officers, employees, and consultants. The stock award agreements provide that the Shares will vest on July 18, 2020 (the “Vesting Date”) as long as the recipient remains in continuous service to the Company during the time from the Grant Date through the Vesting Date. The Shares were valued at $1.198 per share in accordance with the provisions of the Omnibus Incentive Plan, which provides that the value shall be determined based on the volume weighted average price of the Company’s common stock during a period of up to the 30-trading days prior to the Grant Date. Total Common Stock granted as part of the Cash Preservation Plan on April 10, 2020 was 589,099 with a fair value of $866,000. The shares were valued based on the market value of the Company’s stock price on the grant date and will be amortized over the life of the agreements and recorded as stock compensation expense. As of the date of this report the restricted shares have not been issued to the respective employees.

Issuances of Common Stock

Subsequent to December 31, 2019, the Company issued 407,633 shares of Common Stock to vendors for services rendered with a fair value of $444,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Subsequent to December 31, 2019, the Company issued 11,025 shares of Common Stock to an employee associated with the vesting of a Restricted Stock Award.

Subsequent to December 31, 2019, the Company issued 741,933 shares of Common Stock upon conversion of 1,150 Series A Preferred shares.

Grant of Stock Options

Subsequent to December 31, 2019, the Company granted stock options to employees and consultants to purchase a total of 323,887 stock options for services to be rendered. The options have an average exercise price of $1.38 per share, expire in five years, and vest over a period of four years from grant date. The total fair value of these options at the grant date was $437,000 using the Black-Scholes option pricing model.

Paycheck Protection Program

On April 17, 2020, the Company received loan proceeds in the amount of approximately $1,218,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Amended and Restated Bylaws of Verb Technology Company, Inc.	8-K	001-38834	3.12	11/01/2019

3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.11	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018	S-1	333-226840	4.28	08/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.13	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019	10-Q	001-38334	3.12	08/14/2019

4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.1	10/02/2017

4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.2	10/02/2017

4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.3	10/02/2017

4.4	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC	8-K	001-38834	10.3	12/14/2017

4.5	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC	8-K	001-38834	10.6	12/14/2017

4.6	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.7	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC	8-K	001-38834	10.6	01/26/2018

4.8	Convertible Promissory Note dated October 30, 2018 in favor of Ira Gains.	10-K	001-38834	4.31	02/07/2019

4.9	Convertible Promissory Note dated October 30, 2018 in favor of Gina Trippiedi	10-K	001-38834	4.32	02/07/2019

4.10	5% Original Issue Discount Promissory Note due August 1, 2019 issued in favor of Bellridge Capital, LP	10-K	001-38834	4.33	02/07/2019

4.11	Form of Investor Common Stock Purchase Warrant	S-1/A	333-226840	4.34	04/02/2019

4.12	Form of Underwriter’s Common Stock Purchase Warrant	S-1/A	333-226840	4.35	04/02/2019

4.13	Form of Common Stock Purchase Warrant in favor of A.G.P./Alliance Global Partners	S-1/A	333-226840	4.36	04/02/2019

4.14	Form of Common Stock Purchase Warrant	10-Q	001-38834	4.37	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.15	Verb Technology Company, Inc. 2019 Omnibus Incentive Plan#	S-8	333-235684	4.13	12/23/2019

4.16	Form of Common Stock Purchase Warrant (granted by the Company in February 2020 and March 2020)	8-K	001-38834	4.38	02/25/2020

4.17	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	2014 Stock Option Plan#	8-K	001-38834	10.1	10/22/2014

10.2	Executive Employment Agreement dated December 20, 2019 by and between the Company and Rory J. Cutaia#					X

10.3	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company	8-K	001-38834	10.1	03/09/2015

10.4	Form of Option Agreement for Messrs. Geiskopf and Cutaia#	8-K	001-38834	10.2	05/19/2016

10.5	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company#	8-K	001-38834	10.2	05/19/2016

10.6	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein	8-K	001-38834	10.1	02/21/2017

10.7	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC	8-K/A	001-38834	10.1	10/27/2017

10.8	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC	8-K	001-38834	10.2	10/02/2017

10.9	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC	8-K	001-38834	10.1	12/14/2017

10.10	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC	8-K	001-38834	10.4	12/14/2017

10.11	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD	8-K	001-38834	10.7	12/14/2017

10.12	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC	8-K	001-38834	10.1	01/26/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.13	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC	8-K	001-38834	10.4	01/26/2018

10.14	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle	8-K	001-38834	10.1	04/23/2018

10.15	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company	S-1	333-226840	10.33	08/14/2018

10.16	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company	S-1	333-226840	10.34	08/14/2018

10.17	Adobe Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Adobe Marketo	S-1	333-226840	10.35	08/14/2018

10.18	Securities Purchase Agreement dated October 19, 2018	8-K	001-38834	10.36	10/25/2018

10.19	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.1	11/14/2018

10.20	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.2	11/14/2018

10.21	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.3	11/14/2018

10.22	Securities Purchase Agreement dated February 1, 2019 by and between the Company and Bellridge	10-K	001-38834	10.40	02/07/2019

10.23	Lock-Up Agreement dated October 30, 2018, by and between the Company and Ira Gaines.	10-K	001-38834	10.41	02/07/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.24	Lock-Up Agreement dated October 30, 2018, by and between the Company and Gina Trippiedi	10-K	001-38834	10.42	02/07/2019

10.25	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com, Inc.	10-K	001-38834	10.43	02/07/2019

10.26	Service Agreement dated December 21, 2018, by and between the Company and Major Tom Agency Inc.	10-K	001-38834	10.44	02/07/2019

10.27	Lease Agreement dated February 5, 2019 by and between the Company and NPBeach Marina LLC	S-1/A	333-226840	10.45	02/19/2019

10.28	Warrant Agent Agreement dated April 4, 2019 by and between the Company and VStock Transfer, LLC	8-K	001-38834	10.1	04/05/2019

10.29	Short-Term Demand Promissory Note of the Company in favor of David Martin dated March 22, 2019	S-1/A	333-226840	10.47	04/02/2019

10.30	Short-Term Demand Promissory Note of the Company in favor of Amin Somani dated April 2, 2019	10-Q	001-38834	10.48	05/15/2019

10.31	Demand Promissory Note of the Company in favor of Adam Wolfson dated April 30, 2019	10-Q	001-38834	10.49	05/15/2019

10.32	Short-Term Demand Promissory Note of the company in favor of Amin Somani dated March 29, 2019	10-Q	001-38834	10.50	08/14/2019

10.33	Amendment to Short-Term Promissory Note of the Company in favor of Amin Somani dated July 10, 2019	10-Q	001-38834	10.51	08/14/2019

10.34	Amendment to Short-Term Demand Promissory Note of the Company in favor of Amin Somani dated July 10, 2019	10-Q	001-38834	10.52	08/14/2019

10.35	Amendment to Short-Term Demand Promissory Note of the Company in favor of Adam Wolfson dated July 29, 2019	10-Q	001-38834	10.53	08/14/2019

10.36	First Amendment to Lease dated June 2, 2019 by and between the Company and NPBeach Marina LLC	10-Q	001-38834	10.54	08/14/2019

10.37	Extension Letter from the Company to NPBeach Marina LLC dated March 26, 2019	10-Q	001-38834	10.55	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.38	Securities Purchase Agreement dated August 14, 2019 between the Company and certain purchasers identified therein	10-Q	001-38834	10.56	08/14/2019

10.39	Form of Omnibus Waiver and Acknowledgment Agreement, entered into as of February 7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58	02/25/2020

10.40	Form of alternative Omnibus Waiver And Acknowledgement Agreement, entered into as of February7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58a	02/25/2020

10.41	Form of Subscription Agreement (February and March 2020) entered into by the Private Placement investors and the Company	8-K	001-38834	10.59	02/25/2020

10.42	Promissory Note by Verb Technology Company, Inc. in favor of Zions Bancorporation, N.A. dated April 17, 2020	8-K	001-38834	10.1	05/14/2020

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation	8-K	001-38834	14.1	10/22/2014

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934					X

32.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	Inline XBRL Instance Document					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

(#) A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*) Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verb Technology Company, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	May 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

Date:	May 14, 2020

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	May 14, 2020

By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer and Treasurer

Date:	May 14, 2020

By:	/s/ Philip J. Bond
Philip J. Bond
Director

Date:	May 14, 2020

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	May 14, 2020

By:	/s/ Nancy Heinen
Nancy Heinen
Director

Date:	May 14, 2020

By:	/s/ Judith Hammerschmidt
Judith Hammerschmidt
Director

Date:	May 14, 2020

