Form 10-Q
period 2020-03-31
Verb Technology Company, Inc.
filed 2020-05-15
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

VERB TECHNOLOGY COMPANY, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$1,615,000	$983,000
Accounts receivable, net of allowance of $280,000 and $230,000, respectively	1,212,000	1,271,000
Inventory, net of allowance of $0 and $2,000, respectively	74,000	103,000
Prepaid expenses	249,000	236,000
Total current assets	3,150,000	2,593,000

Right-of-use assets, net of accumulated amortization of $484,000 and $349,000 respectively	3,140,000	3,275,000
Property and equipment, net of accumulated depreciation of $202,000 and $164,000, respectively	803,000	720,000
Intangible assets, net of accumulated amortization of $1,300,000 and $975,000 respectively	5,040,000	5,365,000
Goodwill	16,337,000	16,337,000
Other assets	115,000	69,000

Total assets	$28,585,000	$28,359,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,569,000	$4,338,000
Accrued officers’ salary	207,000	207,000
Accrued interest – related parties	107,000	82,000
Advance on future receipts, net of discount of $137,000 and $274,000, respectively	457,000	732,000
Notes payable - related party	937,000	112,000
Operating lease liability, current	505,000	391,000
Deferred incentive compensation, current	521,000	-
Deferred revenue and customer deposits	261,000	306,000
Derivative liability	6,907,000	5,048,000

Total current liabilities	14,471,000	11,216,000

Long Term liabilities:
Note payable - related party, non-current	240,000	1,065,000
Deferred incentive compensation to officers, non-current	521,000	1,042,000
Operating lease liability, non-current	3,432,000	3,591,000
Total liabilities	18,664,000	16,914,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 3,246 and 4,396 issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 28,962,589 and 24,496,197 shares issued and outstanding as of March 31, 2020 and December 31, 2019	3,000	2,000
Additional paid-in capital	68,449,000	68,028,000
Accumulated deficit	(58,531,000)	(56,585,000)

Total stockholders’ equity	9,921,000	11,445,000

Total liabilities and stockholders’ equity	$28,585,000	$28,359,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenue
Digital	$1,457,000	$9,000
Welcome kits and fulfillment	728,000	-
Shipping	169,000	-
	2,354,000	9,000

Cost of revenue
Digital	230,000	30,000
Welcome kits and fulfillment	676,000	-
Shipping	157,000	-
	1,063,000	30,000

Gross margin	1,291,000	(21,000)

Operating expenses:
Research and development	1,274,000	564,000
Depreciation and amortization	363,000	4,000
General and administrative	3,514,000	2,185,000
Total operating expenses	5,151,000	2,753,000

Loss from operations	(3,860,000)	(2,774,000)

Other income (expense), net
Other expense, net	(6,000)	-
Financing costs	-	(84,000)
Interest expense - amortization of debt discount	(137,000)	(1,054,000)
Change in fair value of derivative liability	2,092,000	944,000
Interest expense	(35,000)	(40,000)
Total other income (expense), net	1,914,000	(234,000)

Net loss	(1,946,000)	(3,008,000)

Deemed dividends to Series A stockholders	(3,951,000)	-

Net loss attributed to common stockholders	$(5,897,000)	$(3,008,000)

Loss per share to common stockholders - basic and diluted	$(0.23)	$(0.25)
Weighted average number of common shares outstanding - basic and diluted	25,992,426	12,239,044

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	4,396	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000

Sale of common stock from private placement	-	-	3,392,833	1,000	3,429,000	-	3,430,000
Fair value of warrants issued to Series A Preferred stockholders	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	(1,150)	-	741,933	-	-	-	-
Fair value of common shares issued for services	-	-	320,601	-	321,000	-	321,000
Fair value of vested restricted stock awards	-	-	11,025	-	241,000	-	241,000
Fair value of vested stock options	-	-	-	-	381,000	-	381,000
Net loss	-	-	-	-	-	(1,946,000)	(1,946,000)
Balance at March 31, 2020	3,246	$-	28,962,589	$3,000	$68,449,000	$(58,531,000)	$9,921,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE
THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	-	$-	12,055,491	$1,000	$35,611,000	$(40,667,000)	$(5,055,000)

Common shares issued upon exercise of warrants	-	-	148,714	-	-	-	-
Fair value of common stock upon issuance of convertible debt	-	-	16,667	-	128,000	-	128,000
Fair value of common shares issued for services	-	-	39,998	-	388,000	-	388,000
Beneficial holder round up	-	-	83,581	-	-	-	-
Fair value of vested stock options	-	-	-	-	463,000	-	463,000
Net loss	-	-	-	-	-	(3,008,000)	(3,008,000)
Balance at March 31, 2019	-	$-	12,344,451	$1,000	$36,590,000	$(43,675,000)	$(7,084,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Operating Activities:
Net loss	$(1,946,000)	$(3,008,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options and warrants	943,000	851,000
Financing costs	-	84,000
Amortization of debt discount	137,000	1,054,000
Change in fair value of derivative liability	(2,092,000)	(944,000)
Depreciation and amortization	363,000	4,000
Amortization of right-of-use assets	135,000	-
Allowance for inventory	(2,000)	-
Allowance for doubtful account	50,000	-
Effect of changes in assets and liabilities:
Accounts receivable	9,000	(6,000)
Prepaid expenses	(12,000)	(129,000)
Inventory	30,000	-
Other assets	(45,000)	(44,000)
Accounts payable, accrued expenses, and accrued interest	255,000	1,047,000
Operating lease liability	(47,000)	-
Deferred revenue and customer deposits	(44,000)	2,000
Net cash used in operating activities	(2,266,000)	(1,089,000)

Investing Activities:
Purchase of property and equipment	(121,000)	-
Net cash used by investing activities	(121,000)	-

Financing Activities:
Proceeds from sale of common stock	3,430,000	-
Proceeds from notes payable	-	350,000
Proceeds from convertible note payable	-	432,000
Payment of related party notes payable	-	58,000
Payment of advances of future receipts	(411,000)	-
Deferred offering costs	-	(326,000)
Net cash provided by financing activities	3,019,000	514,000

Net change in cash	632,000	(575,000)

Cash - beginning of period	983,000	634,000

Cash - end of period	$1,615,000	$59,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,000	$32,000

Supplemental disclosure of non-cash investing and financing activities:
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$-	$388,000
Fair value of derivative liability from issuance of warrants to Series A stockholders considered as a deemed dividend	$3,951,000	-
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$-	$128,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019
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

Nature of Business

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application, verbLEARN, our Learning Management System application, and verbLIVE, our Live Broadcast Video Webinar application.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on May 14, 2020. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2020, the Company incurred a net loss of $1,946,000 and used cash in operations of $2,266,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2020, we had cash on hand of $1,615,000 and subsequently received $1,014,000 from a private placement offering that closed in March 2020 and $1,218,000 from the Paycheck Protection Program. We believe we have sufficient cash to sustain operations through September 2020. Our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. As of March 31, 2020, we have one major customer that accounted for 11% of our accounts receivable individually and in aggregate.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on Management’s assessment, there were no indicators of impairment at March 31, 2020 or December 31, 2019.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2020, and 2019, the Company had total outstanding options of 4,417,108 and 2,457,974, respectively, and warrants of 13,651,050 and 778,446, respectively, and outstanding restricted stock awards of 1,464,304 and 0, which were excluded from the computation of net loss per share because they are anti-dilutive.

Goodwill and other Intangibles

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill and other Intangible assets at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually. Recoverability of goodwill is determined by comparing the fair value of Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

The acquisition of Verb Direct, formerly Sound Concepts, occurred on April 12, 2019. The Company will perform its first impairment test in December 2020.

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC 825 for disclosures about fair value of its financial instruments and ASC 820 to measure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Segments

The Company has three revenue channels: (1) digital/SaaS, (2) welcome kits, and (3) fulfillments. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to (i) their similar customer base and (ii) the Company having a single sales team, marketing department, customer service department, operations department, finance department, and accounting department to support all revenue channels. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed consolidated financial statements.

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

On April 12, 2019, Verb completed its acquisition of Verb Direct on the terms set forth in the Merger Agreement, at the effective time of the merger, each share of Sound Concepts Capital Stock issued and outstanding immediately prior to the effective time, was cancelled in exchange for cash payment by Verb of an aggregate of $15,000,000, and the issuance of an aggregate of 3,327,791 restricted shares of Verb’s Common Stock with a fair value of $7,820,000 at the closing date of the transaction.

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

The intangible assets, which consist of developed technology of $4,700,000 are being amortized over 5-years, customer relationships of $1,200,000 are being amortized on an accelerated basis over its estimated useful life of 5 years and domain names of $440,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

During the period ended March 31, 2020, the Company recorded amortization expense of $325,000. As of March 31, 2020, the remaining unamortized balance of the intangible assets was $5,040,000.

The following comparative unaudited statements of operations present the Company’s results of operations after giving effect to the purchase of Verb Direct based on the historical financial statements of the Company and Verb Direct. The unaudited pro forma statements of operations for the periods ended March 31, 2020 and 2019 give effect to the transaction to the merger as if it had occurred on January 1, 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(Proforma, unaudited)
Digital	$1,457,000	$1,059,000
Welcome kits and fulfilment	728,000	2,265,000
Shipping	169,000	677,000
Total Revenue	2,354,000	4,001,000

Cost of revenue	1,063,000	2,248,000

Gross margin	1,291,000	1,753,000

Operating expenses	5,151,000	4,782,000

Other income (expense), net	1,914,000	(251,000)

Net loss	(1,946,000)	(3,280,000)

Deemed dividends to Series A stockholders	(3,951,000)	-

Net loss attributed to common stockholders	$(5,897,000)	$(3,280,000)

Loss per share	$(0.23)	$(0.21)
Weighted average number of common shares outstanding - basic and diluted	25,992,426	15,566,835

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	39,000	39,000
Leasehold improvement	862,000	741,000
Total property and equipment	1,005,000	884,000
Accumulated depreciation	(202,000)	(164,000)
Total property and equipment, net	$803,000	$720,000

Depreciation expense amounted to $38,000 and $4,000 for three months ended March 31, 2020 and 2019, respectively.

5.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company has entered into several leases that are accounted for as operating leases in accordance with ASC 842. The Company currently has four office and warehouse leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. Each lease expires in December 2023. The lessor of the office and warehouse area is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of the Company’s subsidiary, Verb Direct.

In addition, the Company leases its corporate headquarters located at 2210 Newport Boulevard, Suite 200, Newport Beach, California 92663 under a lease with a term of 94 months. The average monthly base rent for the first 12 months of the Lease is approximately $7,000 after rent abatement. For the next 82 months of the Lease, the average monthly base rent will be approximately $39,000. As part of the agreement, the landlord provided leasehold incentive of $572,000 for the construction of the leasehold improvements. Pursuant to ASC 842, the lease incentive of $572,000 was recorded as a part of leasehold improvements and a reduction to the right of use assets. The Lease commenced in August 2019.

As March 31, 2020 and December 31, 2019, the Company had recorded right of use assets of $3,140,000 and $3,275,000, respectively, net of amortization.  As March 31, 2020 and December 31, 2019, the Company had recorded lease liabilities of $3,937,000 and $3,982,000, respectively, related to these leases.

Period Ended March 31, 2020
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$175,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$—
Weighted average remaining lease term – operating leases (in years)	5.11
Average discount rate – operating leases	4.0%

March 31, 2020
Operating leases
Right-of-use assets, net of amortization of $484,000	$3,140,000

Short-term operating lease liabilities	$505,000
Long-term operating lease liabilities	3,432,000
Total operating lease liabilities	$3,937,000

6.	ADVANCE OF FUTURE RECEIPTS

The Company has the following advances on future receipts as of March 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2020	Balance at December 31, 2019

Note 1	December 24, 2019	June 30, 2020	10%	$506,000	$297,000	$503,000
Note 2	December 24, 2019	June 30, 2020	10%	506,000	297,000	503,000
Total				$1,012,000	594,000	1,006,000
Debt discount					(137,000)	(274,000)
Net					$457,000	$732,000

On December 24, 2019, the Company received two secured advances from an unaffiliated third party totaling $728,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The Company may pay off either note for $446,000 if paid within 30 days of funding; for $465,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets.

As of December 31, 2019, the balance outstanding was $1,006,000 and the unamortized balance of the debt discount was $274,000.

During the period ended March 31, 2020, the Company repaid $411,000 and amortized the debt discount of $137,000. As of March 31, 2020, the outstanding balance of advances amounted to $594,000 and unamortized debt discount of $137,000.

7.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of March 31, 2020 and December 31, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2020	Balance at December 31, 2019
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Total notes payable – related parties					1,177,000	1,177,000
Non-current					(240,000)	(1,065,000)
Current					$937,000	$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on February 8, 2021, as amended.

As of March 31, 2020, and December 31, 2019, the outstanding balance of the note amounted to $825,000, respectively.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of the note was equal to $112,000, respectively. As of March 31, 2020, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of March 31, 2020, and December 31, 2019, the outstanding balance of the note amounted to $240,000, respectively.

Total interest expense for notes payable to related parties was $35,000 for three months ended March 31, 2020 and 2019, respectively. The Company paid $10,000 and $32,000 in interest for the three months ended March 31, 2020 and 2019, respectively.

8. DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at March 31, 2020	Balance at December 31, 2019

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000	163,000

Total			1,042,000	1,042,000
Non-current			(521,000)	(1,042,000)
Current			$521,000	$-

(A)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer Annual Incentive Compensation of $430,000 and 125,000, respectively for services rendered. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Annual Incentive Compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(B)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer received a bonus for the successful Up-Listing to Nasdaq and Acquisition of Verb Direct during fiscal 2019, totaling $324,000 and $162,000, respectively. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Nasdaq Up-Listing Award on January 10, 2021 and the remaining 50% on January 10, 2022.

9.	CONVERTIBLE SERIES A PREFERRED STOCK and WARRANT OFFERING

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

The SPA grants the Preferred Purchasers a right to participate, up to a certain amount, in subsequent financings for a period of 24 months. The SPA also prohibits us from entering into any agreement to issue, or announcing the issuance or proposed issuance, of any shares of Common Stock or Common Stock equivalents for a period of 90 days after the date that the registration statement, registering the shares issuable upon conversion of the Series A Preferred Stock and exercise of the August Warrants, is declared effective. We are also prohibited, until the date that the Preferred Purchasers no longer collectively hold at least 20% of the then-outstanding shares of Series A Preferred Stock issued pursuant to the SPA, from entering into an agreement to effect any issuance by us of Common Stock or Common Stock equivalents involving certain variable rate transactions. We also cannot enter into agreements related to “at-the-market” transactions for a period of 12 months. At the later of (i) the date that the August Warrants are fully exercised, and (ii) 12 months from the date of the SPA, we cannot draw down on any existing or future agreement with respect to “at-the-market” transactions if the sale of the shares in such transactions has a per share purchase price that is less than $3.76 (two times the exercise price of the Warrants

Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option in to that number of shares of Common Stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of Common Stock. In certain circumstances, the Series A Preferred Stock is mandatorily convertible into shares of Common Stock after the Company obtains stockholder approval to issue a number of shares of Common Stock in excess of 19.99% and the closing price of the Common Stock is 100% greater than the then-base conversion price on each trading day for any 20 trading days during a consecutive 30-trading-day period.

During the period ended March 31, 2020, 1,150 shares of Preferred Stock were converted into 741,933 shares of Common Stock. As of March 31, 2020, 3,246 shares Series A Preferred stock are outstanding.

10.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. The Company granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder.

As a result, the warrants are classified as liabilities and are bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	March 31, 2020	Upon Issuance	December 31, 2019
Stock Price	$1.26	$1.70	$1.55
Exercise Price	$1.66	$1.55	$1.88
Expected Life	3.27	5.0	3.53
Volatility	211%	212%	216%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	2.22%	2.47%	1.64%

Fair Value	$6,907,000	$3,951,000	$5,048,000

The expected life of the warrants was based on the remaining contractual term. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. The risk-free interest rate was based on rates established by the Federal Reserve Bank. As of December 31, 2019, the Company had recorded a derivative liability of $5,048,000.

During the period ended March 31, 2020, the Company recorded derivative liability of $3,951,000 as a result of the issuance of warrants to Series A Preferred stockholders (see Note 11). The Company also recorded a change in fair value of ($2,092,000) to account for the changes in the fair value of these derivative liabilities during the period ended March 31, 2020. At March 31, 2020, the fair value of the derivative liability amounted to $6,907,000. The details of derivative liability transactions as of and for the periods ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Beginning Balance	$5,048,000	$2,576,000
Fair value upon issuance of notes payable and warrants	3,951,000	388,000
Change in fair value	(2,092,000)	(944,000)
Ending Balance	$6,907,000	$2,020,000

11.	EQUITY TRANSACTIONS

The Company’s Common Stock activity for the three months ended March 31, 2020 is as follows:

Common Stock

Shares Issued as Part of the Company’s Private Placement

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

The Company’s private placement is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder, each as promulgated by the SEC. The Company’s private placement was managed by the Company; however, in connection with the closings, the Company paid a non-U.S. based consultant (i) as a cash fee, an aggregate amount of $499,000 (or 10% of the gross proceeds of the closings), (ii) as a non-accountable expense allowance, an aggregate of $100,000 (or 2% of the gross proceeds of the closings), (iii) five-year warrants, exercisable for an aggregate of up to 416,199 shares of the Company’s Common stock at a cash-only exercise price of $1.92 per share, and (iv) 100,000 shares of the Company’s Common Stock. The Company made the above-referenced payments only in respect of that portion of the gross proceeds from the closings for investors introduced to the Company by the consultant. In addition, the Company also incurred various expenses totaling $42,000 that are directly related to this private placement.

In preparation for this private placement offering, the Company separately negotiated with certain Series A stockholders to waive their rights in order not to ratchet down the conversion price of their Series A preferred shares (see Note 9). In return for the waiver, the Company granted these Series A stockholders warrants to purchase 2,303,861 shares of Common Stock. The warrants are exercisable in August 2020, expire in 5 years and are exercisable at $1.20 per share, as adjusted. The exercise price is subject to certain customary adjustments, including subsequent equity sales and rights offerings. In addition, the warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result of this fundamental transaction provision, the warrants were accounted as derivative liability with a fair value upon issuance of $3,951,000 upon issuance. The Company accounted the fair value of $3,951,000 as a deemed dividend since if the down round provision of the Series A preferred shares had occurred, it would have been accounted as a deemed dividend due to it providing additional value to the Series A stockholders.

Shares Issued for Services

During the period ended March 31, 2020, the Company issued 220,601 shares of Common Stock to vendors for services rendered with a fair value of $321,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. As previously discussed, the Company also issued 100,000 shares of common stock to a consultant for services rendered as a result of a private placement offering in February and March 2020.

12.	RESTRICTED STOCK AWARDS

On December 20, 2019, we held the 2019 Annual Meeting of Stockholders (the “Meeting”), at which our stockholders approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “Plan”).

A summary of restricted stock award activity for the three months ended March 31, 2020 is presented below.

		Weighted-
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 31, 2019	1,486,354	$1.36
Granted	-	-
Vested	(11,025)	1.36
Forfeited	-	-
Non-vested at March 31, 2020	1,475,329	$1.36

The total fair value of restricted stock award that vest during the three months ended March 31, 2020 was $241,000 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2020, the amount of unvested compensation related to issuances of restricted stock award was $1,758,000 which will be recognized as an expense in future periods as the shares vest.

13.	STOCK OPTIONS

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

A summary of option activity for the three months ended March 31, 2020 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2019	4,233,722	$1.75	2.54	$995,000
Granted	185,887	1.39	-	-
Forfeited	(2,501)	1.36	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2020	4,417,108	$1.72	2.54	$143,000

Vested March 31, 2020	1,820,725	$1.75		$28,000

Exercisable at March 31, 2020	1,337,946	$2.19		$26,000

During the three months ended March 31, 2020 the Company granted stock options to employees to purchase a total of 185,887 shares of Common Stock for services to be rendered. The options have an average exercise price of $1.39 per share, expire in five years, and vests in 4 equal installments during the four years from the grant date. The total fair value of these options at the grant date was approximately $246,000 using the Black-Scholes Option pricing model.

The total stock compensation expense recognized relating to vesting of stock options for the three months ended March 31, 2020 amounted to $381,000. As of March 31, 2020, total unrecognized stock-based compensation expense was $4.0 million, which is expected to be recognized as part of operating expense through March 2024.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.39%	2.75%
Average expected term	5 years	5 years
Expected volatility	270.1%	201.3%
Expected dividend yield	-	-

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

14.	WARRANTS

The Company has the following warrants outstanding as of March 31, 2020, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	10,930,990	$3.07	4.25	$-
Granted	2,720,060	1.31	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2020, all vested	13,651,050	$2.72	4.12	$-

At March 31, 2020, the intrinsic value of these stock options was $0 as the exercise price of these stock warrants were greater than the market price.

During the period ended March 31, 2020, the Company granted 416,199 warrants to a consultant as part of a private placement offering and 2,303,861 warrants to Series A stockholders (see Note 11).

15.	COMMITMENTS AND CONTINGENCIES

Litigation

a.	EMA Financial, LLC

On April 24, 2018, EMA Financial, LLC (“EMA”), commenced an action against the Company, styled as EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The complaint sets forth four causes of action and seeks money damages, injunctive relief, liquidated damages, and declaratory relief related to the Company’s refusal to agree to EMA’s interpretation of a cashless exercise provision in a common stock warrant we granted to EMA in December 2017. The Company interposed several counterclaims, including a claim for reformation of the underlying agreements to reflect the Company’s interpretation of the cashless exercise provision. Both parties moved for summary judgment. On March 16, 2020, the United States District Court entered a decision agreeing with the Company’s position, denying EMA’s motion for declaratory judgement on its interpretation of the cashless exercise formula, and stating, inter alia, that “the Agreements read in their entirety reveal that nFUSZ, Inc.’s position regarding the proper cashless exercise formula is the only sensible one and that the cashless exercise formula must be enforced accordingly.” The court went on to order that in light of this finding, the parties should submit a proposal for future proceedings. Accordingly, the Company has instructed its counsel to prosecute the Company’s claims for reimbursement of all of the costs it incurred in connection with this action, including all attorneys’ fees as well as all damages it incurred as a result of EMA’s conduct.

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

Total board fees expensed during the period ended March 31, 2020 was $105,000. As of March 31, 2020, total board fees to be recognized in future period amounted to $322,000 and will be recognized once the service has been rendered.

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

16.	SUBSEQUENT EVENTS

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

Issuance of Common Stock

Subsequent to March 31, 2020, the Company issued 87,032 shares of Common Stock to vendors for services rendered with a fair value of $123,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Subsequent to March 31, 2020, as part of the Company’ private placement offering, subscribed shares of 845,000 shares of common stock were issued in April and May 2020 upon receipt of cash proceeds of $1,014,000 (see Note 11).

Grant of Stock Options

Subsequent to March 31, 2020, the Company granted stock options to an employee to purchase a total of 138,000 shares of Common Stock for services rendered. The options have an average exercise price of $1.38 per share, expire in five years, and vest over a period of one to four years from grant date. The total fair value of these options at the grant date was $191,000 using the Black-Scholes option pricing model.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month period ended March 31, 2020 and 2019, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can affect actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiary, Verb Direct, LLC, or Verb Direct, on a consolidated basis, unless otherwise specified.

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

●	Recurring subscription fees paid by users for all of the foregoing products and services generated through our recently launched Japan operations;
●	Recurring subscription fees paid by users generated through our forthcoming reseller and affiliate distribution programs; and
●	Fees paid by enterprise clients for non-digital products and services through our Range Printing venture.

Results of Operations

Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

The following is a comparison of our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
	(unaudited)	(unaudited)
Revenue
Digital	$1,457,000	$9,000	$1,448,000
Welcome kits and fulfillment	728,000	-	728,000
Shipping	169,000	-	169,000
Total revenue	2,354,000	9,000	2,345,000

Cost of revenue
Digital	230,000	30,000	200,000
Welcome kits and fulfillment	676,000	-	676,000
Shipping	157,000	-	157,000
Total cost of revenue	1,063,000	30,000	1,033,000

Gross margin	1,291,000	(21,000)	1,312,000

Operating expenses:
Research and development	1,274,000	564,000	710,000
Depreciation and amortization	363,000	564,000	359,000
General and administrative	3,514,000	4,000	1,329,000
Total operating expenses	5,151,000	2,753,000	2,398,000

Loss from operations	(3,860,000)	(2,774,000)	(1,086,000)

Other income (expense), net
Other expense	(6,000)	-	(6,000)
Financing costs	-	(84,000)	84,000
Interest expense - amortization of debt discount	(137,000)	(1,054,000)	917,000
Change in fair value of derivative liability	2,092,000	944,000	1,148,000
Interest expense	(35,000)	(40,000)	5,000
Total other income (expense), net	1,914,000	(234,000)	2,148,000

Net loss	$(1,946,000)	$(3,008,000)	1,062,000

Revenue

Total revenue for the quarter ended March 31, 2020 was $2.4 million, compared to $9,000 for the quarter ended March 31, 2019. The increase in revenue is attributed to sales of Verb Direct, our wholly-owned subsidiary that we acquired in April 2019. As a result of the acquisition of Verb Direct, we now have three revenue channels: (1) SaaS that is an interactive video CRM application, (2) welcome kits, which consists of “starter kits” for corporations to use for their marketing needs, and (3) fulfillments, which consists of various custom products used for marketing purposes at conferences and other events or sample packs ordered through the digital application. SaaS revenue for the quarter ended March 31, 2020 was $1.4 million, compared to $9,000 for the quarter ended March 31, 2019. Revenue derived from welcome kits, fulfillment, and shipping for the quarter ended March 31, 2019 was $1.0 million, compared to $0 for the quarter ended March 31, 2019.

Cost of Revenue

Total cost of revenue for the quarter ended March 31, 2020 was $1.1 million, compared to $30,000 for the quarter ended March 31, 2019. The increase in cost of revenue is attributed to costs of Verb Direct. SaaS cost of revenue for the quarter ended March 31, 2020 was $230,000, compared to $30,000 for the quarter ended March 31, 2019. Cost of revenue derived from the welcome kits, fulfillments, and shipping for the quarter ended March 31, 2020 was $0.8 million, compared to $0 for the quarter ended March 31, 2019.

Operating Expenses

Research and development expenses were $1.3 million for the quarter ended March 31, 2020, as compared to $564,000 for the quarter ended March 31, 2019. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct and additional product development and testing to support the integration of Verb Direct, development of verbLIVE, plus enhancements to our core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners.

Depreciation and amortization expenses were $363,000 for the quarter ended quarter ended March 31, 2020, as compared to $4,000 for the quarter ended March 31, 2019. The increase was associated with $325,000 of amortization related to the intangible asset recorded as part of the acquisition of Verb Direct in April 2019, amortization of leasehold improvements related to the Corporate Headquarters, and other depreciation and amortization attributed to Verb Direct.

General and administrative expenses for the quarter ended quarter ended March 31, 2020 were $3.5 million, as compared to $2.2 million for the quarter ended March 31, 2019. The increase in general and administrative expenses is primarily related to general and administration expenses attributed to Verb Direct of $1.0 million, an increase in labor to support growth of $245,000, and an increase in stock compensation expense of $100,000.

Other income (expense), net, for the quarter ended quarter ended March 31, 2020 totaled $1.9 million, which was attributed to a change in the fair value of derivative liability of $2.1 million, offset by interest expense for amortization of debt discount of ($137,000), interest expense of ($35,000), and other expense of ($6,000). Other income (expense), net, for the quarter ended March 31, 2019 totaled ($234,000), which was attributed to interest expense for amortization of debt discount of ($1.1) million, financing costs of ($84,000), interest expense of ($40,000), all offset by a change in the fair value of derivative liability of $944,000.

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

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net loss	$(1,946,000)	$(3,008,000)

Adjustments:
Other expense	6,000	-
Stock compensation expense	943,000	851,000
Financing costs	-	84,000
Amortization of debt discount	137,000	1,054,000
Change in fair value of derivative liability	(2,092,000)	(944,000)
Interest expense	35,000	40,000
Depreciation and amortization	363,000	4,000
Total EBITDA adjustments	(608,000)	1,089,000
Modified EBITDA	$(2,554,000)	$(1,919,000)

The $635,000 decrease in modified EBITDA for the three months ended March 31, 2020 compared to the same period in 2019, resulted from the increase in research & development and labor-related costs to support growth.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $2.0 million during the three months ended March 31, 2020. We also utilized cash in operations of $2.3 million during the three months ended March 31, 2020. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our continuation of as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. In addition, our independent registered public accounting firm, in its report on our December 31, 2019 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

Overview

As of March 31, 2020, we had cash of $1.6 million. We estimate our operating expenses for the next three months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

On February 5, 2020, we initiated our private placement, which is for the sale and issuance of up to five million shares of our common stock at a per-share price of $1.20, which amount represents a 20% discount to the $1.50 closing price of our common stock on that day, and is memorialized by a subscription agreement.

On March 31, 2020 we closed our private placement. In total we issued 4,237,833 shares of common stock with net cash proceeds of $4.4 million after fees and expenses, of which, $3,430,000 was received as of March 31, 2020 and the remaining $1,014,000 was received in April and May 2020.

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

Cash Flows – Operating

For the three months ended March 31, 2020, our cash flows used in operating activities amounted to $2.3 million, compared to cash used for the three months ended March 31, 2019 of $1.1 million. The change is attributed to the growth of the business, product development, inclusion of Verb Direct operating expenses, all offset by a change in accounts payable of $800,000 compared to the three months ended March 31, 2019.

Cash Flows – Investing

For the three months ended March 31, 2020, our cash flows used in investing activities amounted to $121,000. The change is attributed to fixed asset purchases associated with our new corporate headquarters in Newport Beach, California.

Cash Flows – Financing

Our cash provided by financing activities for the three months ended March 31, 2020 amounted to $3.0 million, which represented $3.4 million of net proceeds from the issuance of shares of our common stock, offset by $411,000 of payments against advance on future receipts. Our cash provided by financing activities for the quarter ended March 31, 2019 amounted to $514,000, which represented $432,000 of proceeds from the issuance of convertible debt, $350,000 proceeds from the issuance of unsecured debt, $58,000 of unsecured related party debt, offset by $326,000 of deferred offering costs.

Notes Payable – Related Parties

We have the following outstanding notes payable to related parties as of March 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2020
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000

Total notes payable – related parties					1,177,000
Non-current					(240,000)
Current					$937,000

(A)

On December 1, 2015, we issued a convertible note payable to Rory J. Cutaia, our Chief Executive Officer and then-majority stockholder, to consolidate all loans and advances made by Mr. Cutaia to our company as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and will mature on February 8, 2021, as amended.

(B)

On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of March 31, 2020, the outstanding principal balance of the note was $112,000.

(C)

On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to our company during the period December 2015 through March 2016. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and will mature on June 4, 2021.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at March 31, 2020

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000

Total deferred compensation payable – related parties, net			1,042,000
Non-current			(521,000)
Current			$521,000

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

Advance on Future Receipts

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2020

Note 1 (A)	December 24, 2019	June 30, 2020	10%	$506,000	$297,000
Note 2 (A)	December 24, 2019	June 30, 2020	10%	506,000	297,000
Total				$1,012,000	594,000
Debt discount					(137,000)
Net					$457,000

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are not required to provide the information under this Item.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Share-Based Payments

We account for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation, and under the recently issued guidance following FASB's pronouncement, ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. We value our equity awards using the Black-Scholes option pricing model, and account for forfeitures when they occur.

Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. We estimate volatility using a blend of our own historical stock price volatility as well as that of market comparable entities since our common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the Securities and Exchange Commission Staff Bulletin No. 107's Simplified Method for Estimate Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, we review the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. Our impairment testing will be done annually at December 31 (our fiscal year end). Recoverability of goodwill is determined by comparing the fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 24, 2018, EMA Financial, LLC, or EMA, commenced an action against us, styled as EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The complaint sets forth four causes of action and seeks money damages, injunctive relief, liquidated damages, and declaratory relief related to our refusal to agree to EMA’s interpretation of a cashless exercise provision in a common stock warrant we granted to EMA in December 2017. We interposed several counterclaims, including a claim for reformation of the underlying agreements to reflect our interpretation of the cashless exercise provision. Both parties moved for summary judgment. On March 16, 2020, the United States District Court entered a decision agreeing with our position, denying EMA’s motion for declaratory judgement on its interpretation of the cashless exercise formula, and stating, inter alia, that “the Agreements read in their entirety reveal that nFUSZ, Inc.’s position regarding the proper cashless exercise formula is the only sensible one and that the cashless exercise formula must be enforced accordingly.” The court went on to order that in light of this finding, the parties should submit a proposal for future proceedings. Accordingly, we have instructed our counsel to prosecute our claims for reimbursement of all of the costs we incurred in connection with this action, including all attorneys’ fees as well as all damages we incurred as a result of EMA’s conduct.

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

ITEM 1A – RISK FACTORS

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

To date, we have incurred recurring losses since inception. Our net loss was $15,918,000 for the year ended December 31, 2019, $12,127,000 for the year ended December 31, 2018 and $1,946,000 for the three months ended March 31, 2020. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the results of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern .

We have identified material weakness in our internal control over financial reporting which have, and in the future could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of our Annual Report filed with the Securities and Exchange Commission on May 14, 2020, we identified two material weaknesses in our internal control over financial reporting related to inadequate segregation of duties and effective risk assessment and to insufficient staffing resources in connection with our financial statement closing processes. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

Shares Issued for Services – During the three months ended March 31, 2020, we issued 320,601 shares of our common stock to vendors for services rendered with a fair value of $321,000. These shares of our common stock were valued based on the market value of our common stock price at the issuance date or the date we entered into the agreement related to the issuance. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in that the shares of our common stock were issued by us in a transaction not involving any public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (*)
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (*)
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (*)
32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (*)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: May 15, 2020	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer
(Principal Accounting Officer)

