Form 10-K/A
period 2019-12-31
Verb Technology Company, Inc.
filed 2020-06-04
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Verb Technology Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2020 (the “Original 2019 Form 10-K”) to disclose that the Company filed the Original 2019 Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). This Form 10-K/A is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Original 2019 Form 10-K.

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Current Report on Form 8-K, the Company was unable to file the Original 2019 Form 10-K until May 14, 2020 due to circumstances related to COVID-19, and therefore relied on the Order.

In particular, on March 19, 2020, California Governor Gavin Newsom issued an executive order requiring all California residents to stay home due to COVID-19. The Company’s executive offices are located in Newport Beach, California. The order, which took effect immediately on the date issued, is to remain in place until further notice. Under the March 19, 2020 order, Californians were not allowed to leave home except for essential purposes. The Governor’s order comes with misdemeanor penalties for anyone who violates the restrictions.

The March 19, 2020 order prohibited access to the Company’s facilities resulting in limited support from its staff, key personnel and professional advisors. This, in turn, delayed the Company’s ability to complete its audit and prepare the Original 2019 Form 10-K. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original 2019 Form 10-K on a timely basis.

In addition, the Company is filing this Form 10-K/A to update and correct certain information in (i) Part I, Item 1 – “Business,” (ii) Part I, Item 1A – “Risk Factors,” (iii) Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iv) Part III, Item 11 – “Executive Compensation,” (v) Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” (vi) Part III, Item 13 – “Certain Relationships and Related Transactions, and Director Independence” and (vii) Part IV, Item 15 (a) to update Exhibit 4.17 – “Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” and (b) to provide the Form of Indemnity Agreement by and between the Company and each of its executive officers and directors, which was inadvertently omitted from the Original 2019 Form 10-K.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2019 Form 10-K or reflect events that occurred after the date of the Original 2019 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2019 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2019 Form 10-K.

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

Employees

As of April 20, 2019, we had 83 full-time statutory employees, and 8 part-time employees, and 34 independent contractors. We engage independent contractors on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, consultants, and consultants, both full-time and part-time, is satisfactory.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 14,994,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of May 5, 2020, we had 3,246 shares of preferred stock outstanding that are convertible into 2,094,197 shares of common stock.

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

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law (should is not be repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our stock and expose us to penalties and/or reputational harm.

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

Our Products

verbCRM combines the capabilities of customer relationship management, or CRM, lead-generation, content management, and in-video e-commerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons, which when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, which are among many novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs. For the year ended December 31, 2019, verbCRM was the primary source of subscription-based SaaS recurring digital revenue.

verbLEARN is an interactive video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application, however adapted for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time, when and for how long the viewers watched the video, how many times they watched it, and what they clicked-on. Because verbLEARN launched in the fourth quarter of 2019, it was not a significant source of 2019 subscription-based SaaS recurring digital revenue.

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

Revenue Generation

We generate revenue from the following sources:

●	recurring subscription fees paid by enterprise users and affiliates;
●	recurring subscription fees paid by non-enterprise, small business, and individual users;
●	recurring subscription fees paid by users who access in-app purchases of various premium services, features, functionality, and upgrades;
●	recurring subscription fees paid by users who access in-app purchases of third-party software provider apps in our forthcoming app store;
●	recurring subscription fees paid by users of Salesforce, Microsoft, Oracle/NetSuite, and Adobe/Marketo, among others with whom we have executed partnership agreements, for access to our applications that we intend to integrate into these platforms, including recurring subscription fees paid by users who subscribe to bundled service offerings from these partners and/or their respective value-added resellers;
●	recurring subscription fees paid by users for all of the foregoing products and services generated through our recently launched Japan operations;
●	recurring subscription fees paid by users generated through our forthcoming reseller and affiliate distribution programs; and
●	Fees paid by enterprise clients for non-digital products and services through our Range Printing venture.

Results of Operations

Fiscal Year Ended December 31, 2019 compared to the Fiscal Year Ended December 31, 2018

The following is a comparison of the results of our operations for the year ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Change

Revenue
SaaS recurring subscription revenue	$2,815,000	$32,000	2,774,000
Other digital revenue	1,425,000	-	1,434,000
Welcome kits and fulfillment	3,913,000	-	3,913,000
Shipping	947,000	-	947,000
Total revenue	9,100,000	32,000	9,068,000

Cost of Revenue
Digital	660,000	52,000	608,000
Welcome kits and fulfillment	3,273,000	-	3,273,000
Shipping	937,000	-	937,000
Total cost of revenue	4,870,000	52,000	4,818,000

Gross margin	4,230,000	(20,000)	4,250,000

Operating expenses:
Research and development	4,312,000	980,000	3,332,000
Depreciation and amortization	1,042,000	20,000	1,022,000
General and administrative	14,710,000	6,772,000	7,938,000
Total operating expenses	20,064,000	7,772,000	12,292,000

Loss from operations	(15,834,000)	(7,792,000)	(8,042,000)

Other income (expense), net
Other expense	(11,000)	(5,000)	(6,000)
Financing costs	(1,625,000)	(798,000)	(827,000)
Interest expense - amortization of debt discount	(1,658,000)	(1,468,000)	(190,000)
Change in fair value of derivative liability	1,862,000	(1,167,000)	3,029,000
Debt extinguishment, net	1,536,000	(534,000)	2,070,000
Interest expense	(186,000)	(362,000)	176,000
Total other expense, net	(82,000)	(4,334,000)	4,252,000

Income tax provision	2,000	1,000	1,000

Net loss	$(15,918,000)	$(12,127,000)	(3,791,000)

Revenues

Total revenue for the year ended December 31, 2019 was $9.1 million, compared to $32,000 for the year ended December 31, 2018. The increase in revenue is attributed to Verb Direct (formerly Sound Concepts), our wholly-owned subsidiary that we acquired in April 2019 and the revenue we generated together following the merger of the two businesses and the marketing of our then newly combined sales enablement platform. We currently have four revenue streams: (1) digital subscription-based SaaS recurring revenue associated with our verbCRM application; (2) digital non-subscription-based revenue consisting of product sample revenue as well as design fees generated through or in connection with our applications; (3) non-digital revenue generated from printing of welcome kits, which consists of “starter kits” that clients use for new sales reps, and fulfillment of various custom products clients use for marketing purposes and at conferences; and (4) non-digital revenue we generate from shipping fees associated with client welcome kits and fulfillment.

Total digital revenue for 2019 was $4.2 million, compared to $32,000 for 2018. Total digital revenue for 2019 consisted of subscription-based SaaS recurring revenue associated with our verbCRM application of $2.8 million and non-subscription-based revenue of $1.4 million.

Total non-digital revenue for 2019 was $4.9 million, compared to $0 for 2018. Total non-digital revenue for 2019 consisted of revenue generated from printing of welcome kits/starter kits that our clients use for new sales reps, fulfillment of various custom products our clients use for marketing purposes and at conferences of $3.9 million; and shipping fees associated with client welcome kits and fulfillment of $947,000.

The table below sets forth our quarterly revenues from the quarter ended March 31, 2019 through the quarter ended December 31, 2019, which reflects the trend of revenue since our acquisition of Verb Direct in April 2019:

	2019 Quarterly Revenue
	Q1	Q2	Q3	Q4	Full-Year
SaaS recurring subscription revenue	$9,000	$858,000	$953,000	$995,000	$2,815,000
Other digital revenue	-	596,000	485,000	344,000	1,425,000
Total digital revenue	$-	$1,454,000	$1,438,000	$1,339,000	$4,240,000
Welcome kits and fulfillment	-	1,784,000	1,164,000	965,000	3,913,000
Shipping	-	495,000	271,000	181,000	947,000
Total non-digital revenue	$-	$2,279,000	$1,435,000	$1,146,000	$4,860,000
Grand total	$9,000	$3,733,000	$2,873,000	$2,485,000	$9,100,000

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

Other income (expense), net, for 2019 equaled ($82,000), which was driven by a change in financing costs of ($1.6) million primarily attributed to the valuation of the derivative liability associated with the warrants we issued in connection with our Series A Preferred Stock, offering, interest expense for amortization of debt discount of ($1.7) million, interest expense of ($186,000), and other expense of ($11,000), all offset by the change in fair value of derivative liability of $1.9 million, and debt extinguishment of $1.5 million. Other income, net, for 2018 totaled ($4.3) million, which represented interest expense for amortization of debt discount of ($1.5) million, a change in the fair value of derivative liability of ($1.2) million, financing costs of ($798,000), debt extinguishment of ($534,000), interest expense of ($362,000), and other expense of ($5,000).

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers”:

●	Rory J. Cutaia, our Chairman, President, Chief Executive Officer, and Secretary;
●	Jeffrey R. Clayborne, our Chief Financial Officer; and
●	Chad J. Thomas, our Director of Product.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)	All Other Compensation ($)		Total ($)
Rory J. Cutaia(3)	2019	476,000	754,000	(4)	752,000	(5)	959,000	-		2,941,000	(6)
	2018	436,000	-		-		-	1,186,000	(7)	1,622,000	(8)

Jeffrey R. Clayborne(9)	2019	173,000	287,000	(10)	496,000	(11)	338,000	-		1,294,000
	2018	110,000	-		-		17,000	-		127,000

Chad J. Thomas(12)	2019	160,000	-		120,000	(13)	-	-		280,000
	2018	28,000	-		-		965,000	-		993,000

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards refer to Note 2 to the audited consolidated financial statements for the year ended December 31, 2019 included as part of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during fiscal years ended December 31, 2019 and 2018 in accordance with FASB ASC Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	Represents an annual incentive bonus of $430,000 and $324,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(5)	Represents an annual incentive bonus of 352,827 restricted stock awards and 200,000 restricted stock awards for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(6)	As of December 31, 2018, Mr. Cutaia had accrued but unpaid compensation equal to $207,000.

(7)	Represents warrants to purchase up to 186,675 shares of common stock at an average exercise price of $6.23 per share exercisable on grant date for extending debt to 2021.

(8)	As of December 31, 2018, Mr. Cutaia had accrued but unpaid compensation equal to $188,000.

(9)	Mr. Clayborne was appointed as Chief Financial Officer on July 15, 2016.
(10)	Represents an annual incentive bonus of $125,000 and $162,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(11)	Represents an annual incentive bonus of 264,620 restricted stock awards and 100,000 restricted stock awards for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively.

(12)	Mr. Thomas was appointed Chief Technology Officer on October 12, 2018. Mr. Thomas’ title changed to Senior Managing Director of Technology Development and Engineering in April 2019, at which time he was no longer considered to be an executive officer.

(13)	Represents an annual incentive bonus of 88,207 restricted stock awards.

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

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2019:

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
James P. Geiskopf	69,000	563,000	(2,3)	441,000

Philip J. Bond	48,000	96,000	(4)	144,000

Kenneth S. Cragun	48,000	96,000	(4)	144,000

Nancy Heinen	-	216,000	(4,5)	216,000

Judith Hammerschmidt	-	216,000	(4,5)	216,000

(1)	Rory J. Cutaia, our Chairman of the board, Chief Executive Officer, President, and Secretary during the fiscal year ending December 31, 2019, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	Represents a restricted stock award totaling 141,130 shares of our common stock valued at $1.36 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vested on the grant date.

(3)	Represents a restricted stock award totaling 273,440 shares of our common stock valued at $1.36 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vests on the first anniversary from the grant date.

(4)	Represents a restricted stock award totaling 70,565 shares of our common stock valued at $1.36 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vests on the first anniversary from the grant date.

(5)	Represents a restricted stock award totaling 88,207 shares of our common stock valued at $1.36 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock award vests on the first, second, and third anniversary from the grant date.

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

On December 23, 2019, we granted Ms. Heinen an initial board of directors restricted stock award totaling $100,000 payable in 88,207 shares of our common stock. The restricted stock vests on the first, second, and third anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

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

On December 23, 2019, we granted Ms. Hammerschmidt an initial board of directors restricted stock award totaling $100,000 payable in 88,207 shares of our common stock. The restricted stock award vests on the first, second, and third anniversaries from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding restricted stock awards as of December 31, 2019:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
James P. Geiskopf	143,130	1.36	December 23, 2020(1)

Philip J. Bond	70,565	1.36	December 23, 2020(1)

Kenneth S. Cragun	70,565	1.36	December 23, 2020(1)

Nancy Heinen	88,207	1.36	December 23, 2022(2)
	70,565	1.36	December 23, 2020(1)

Judith Hammerschmidt	88,207	1.36	December 23, 2022(2)
	70,565	1.36	December 23, 2020(1)

(1)	Fully vests on the first anniversary from the grant date.

(2)	25% vesting on the first, second, and third anniversaries from the grant date.

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of December 31, 2019:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	133,333	-	1.2	January 9, 2022(1)

James P. Geiskopf	50,000	-	1.5	May 11, 2021(1)

Philip J. Bond	26,667	40,000	7.50	August 27, 2023(2)

Kenneth S. Cragun	26,667	40,000	7.50	August 27, 2023(2)

(1)	All shares have fully vested.

(2)	25% vest on the grant date and 25% vest on the first, second, and third anniversaries from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 5, 2020, certain information with respect to the beneficial ownership of our common stock by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding our common stock.

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

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties on December 31, 2019 and 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2019	Amount Outstanding as of December 31, 2019	Interest Paid Since January 1, 2020	Interest Paid Since January 1, 2019
Note 1(1)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$1,199,000	$825,000	$31,000	$110,000
Note 2(2)	December 1, 2015	February 8, 2021	12.0%	189,000	189,000	-	-	-
Note 3(3)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000	-	-
Note 4(4)	April 4, 2016	June 4, 2021	12.0%	343,000	343,000	240,000	-	22,000
Note 5(5)	April 4, 2016	December 4, 2018	12.0%	122,000	122,000	-	-	-
Total notes payable – related parties					$1,965,000	$1,177,000	$31,000	$132,000

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

Deferred Compensation to Related Parties

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2019	Amount Outstanding as of December 31, 2019	Interest Paid Since January 1, 2020	Interest Paid Since January 1, 2019
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	$278,000	$278,000	$278,000	$-	$-
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	278,000	278,000	278,000	-	-
Notes 3 & 4(2)	December 23, 2019	January 10, 2022	0%	243,000	243,000	243,000	-	-
Notes 3 & 4(5)	December 23, 2019	January 10, 2022	0%	243,000	243,000	243,000	-	-
Total deferred compensation – related parties					$1,042,000	$1,042,000	$-	$-

(1)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, Chief Financial Officer, annual incentive compensation of $430,000 and 125,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We will pay 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(2)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, Chief Financial Officer, a bonus for the successful up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct totaling $324,000 and 162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We will pay 50% of The NASDAQ Capital Market up-listing award on January 10, 2021 and the remaining 50% on January 10, 2022.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2019, and 2018, the Company had total outstanding options of 4,233,722 and 2,478,974, respectively, and warrants of 10,930,991 and 940,412, respectively, and outstanding restricted stock awards of 1,486,354 and 0, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

Segments

The Company has various revenue channels. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to (i) their similar customer base and (ii) the Company having a single sales team, marketing department, customer service department, operations department, finance department, and accounting department to support all revenue channels. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Amended and Restated Bylaws of Verb Technology Company, Inc.	8-K	001-38834	3.12	11/01/2019

3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.11	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018	S-1	333-226840	4.28	08/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.13	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019	10-Q	001-38334	3.12	08/14/2019

4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.1	10/02/2017

4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.2	10/02/2017

4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.3	10/02/2017

4.4	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC	8-K	001-38834	10.3	12/14/2017

4.5	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC	8-K	001-38834	10.6	12/14/2017

4.6	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.7	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC	8-K	001-38834	10.6	01/26/2018

4.8	Convertible Promissory Note dated October 30, 2018 in favor of Ira Gains.	10-K	001-38834	4.31	02/07/2019

4.9	Convertible Promissory Note dated October 30, 2018 in favor of Gina Trippiedi	10-K	001-38834	4.32	02/07/2019

4.10	5% Original Issue Discount Promissory Note due August 1, 2019 issued in favor of Bellridge Capital, LP	10-K	001-38834	4.33	02/07/2019

4.11	Form of Investor Common Stock Purchase Warrant	S-1/A	333-226840	4.34	04/02/2019

4.12	Form of Underwriter’s Common Stock Purchase Warrant	S-1/A	333-226840	4.35	04/02/2019

4.13	Form of Common Stock Purchase Warrant in favor of A.G.P./Alliance Global Partners	S-1/A	333-226840	4.36	04/02/2019

4.14	Form of Common Stock Purchase Warrant	10-Q	001-38834	4.37	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.15	Verb Technology Company, Inc. 2019 Omnibus Incentive Plan#	S-8	333-235684	4.13	12/23/2019

4.16	Form of Common Stock Purchase Warrant (granted by the Company in February 2020 and March 2020)	8-K	001-38834	4.38	02/25/2020

4.17	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	2014 Stock Option Plan#	8-K	001-38834	10.1	10/22/2014

10.2	Executive Employment Agreement dated December 20, 2019 by and between the Company and Rory J. Cutaia#	10-K	001-38834	10.2	05/14/2020

10.3	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company	8-K	001-38834	10.1	03/09/2015

10.4	Form of Option Agreement for Messrs. Geiskopf and Cutaia#	8-K	001-38834	10.2	05/19/2016

10.5	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company#	8-K	001-38834	10.2	05/19/2016

10.6	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein	8-K	001-38834	10.1	02/21/2017

10.7	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC	8-K/A	001-38834	10.1	10/27/2017

10.8	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC	8-K	001-38834	10.2	10/02/2017

10.9	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC	8-K	001-38834	10.1	12/14/2017

10.10	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC	8-K	001-38834	10.4	12/14/2017

10.11	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD	8-K	001-38834	10.7	12/14/2017

10.12	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC	8-K	001-38834	10.1	01/26/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.13	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC	8-K	001-38834	10.4	01/26/2018

10.14	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle	8-K	001-38834	10.1	04/23/2018

10.15	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company	S-1	333-226840	10.33	08/14/2018

10.16	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company	S-1	333-226840	10.34	08/14/2018

10.17	Adobe Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Adobe Marketo	S-1	333-226840	10.35	08/14/2018

10.18	Securities Purchase Agreement dated October 19, 2018	8-K	001-38834	10.36	10/25/2018

10.19	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.1	11/14/2018

10.20	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.2	11/14/2018

10.21	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.3	11/14/2018

10.22	Securities Purchase Agreement dated February 1, 2019 by and between the Company and Bellridge	10-K	001-38834	10.40	02/07/2019

10.23	Lock-Up Agreement dated October 30, 2018, by and between the Company and Ira Gaines.	10-K	001-38834	10.41	02/07/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.24	Lock-Up Agreement dated October 30, 2018, by and between the Company and Gina Trippiedi	10-K	001-38834	10.42	02/07/2019

10.25	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com, Inc.	10-K	001-38834	10.43	02/07/2019

10.26	Service Agreement dated December 21, 2018, by and between the Company and Major Tom Agency Inc.	10-K	001-38834	10.44	02/07/2019

10.27	Lease Agreement dated February 5, 2019 by and between the Company and NPBeach Marina LLC	S-1/A	333-226840	10.45	02/19/2019

10.28	Warrant Agent Agreement dated April 4, 2019 by and between the Company and VStock Transfer, LLC	8-K	001-38834	10.1	04/05/2019

10.29	Short-Term Demand Promissory Note of the Company in favor of David Martin dated March 22, 2019	S-1/A	333-226840	10.47	04/02/2019

10.30	Short-Term Demand Promissory Note of the Company in favor of Amin Somani dated April 2, 2019	10-Q	001-38834	10.48	05/15/2019

10.31	Demand Promissory Note of the Company in favor of Adam Wolfson dated April 30, 2019	10-Q	001-38834	10.49	05/15/2019

10.32	Short-Term Demand Promissory Note of the company in favor of Amin Somani dated March 29, 2019	10-Q	001-38834	10.50	08/14/2019

10.33	Amendment to Short-Term Promissory Note of the Company in favor of Amin Somani dated July 10, 2019	10-Q	001-38834	10.51	08/14/2019

10.34	Amendment to Short-Term Demand Promissory Note of the Company in favor of Amin Somani dated July 10, 2019	10-Q	001-38834	10.52	08/14/2019

10.35	Amendment to Short-Term Demand Promissory Note of the Company in favor of Adam Wolfson dated July 29, 2019	10-Q	001-38834	10.53	08/14/2019

10.36	First Amendment to Lease dated June 2, 2019 by and between the Company and NPBeach Marina LLC	10-Q	001-38834	10.54	08/14/2019

10.37	Extension Letter from the Company to NPBeach Marina LLC dated March 26, 2019	10-Q	001-38834	10.55	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.38	Securities Purchase Agreement dated August 14, 2019 between the Company and certain purchasers identified therein	10-Q	001-38834	10.56	08/14/2019

10.39	Form of Omnibus Waiver and Acknowledgment Agreement, entered into as of February 7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58	02/25/2020

10.40	Form of alternative Omnibus Waiver And Acknowledgement Agreement, entered into as of February7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58a	02/25/2020

10.41	Form of Subscription Agreement (February and March 2020) entered into by the Private Placement investors and the Company	8-K	001-38834	10.59	02/25/2020

10.42	Promissory Note by Verb Technology Company, Inc. in favor of Zions Bancorporation, N.A. dated April 17, 2020	8-K	001-38834	10.1	05/14/2020

10.43	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors					X

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation	8-K	001-38834	14.1	10/22/2014

21.1	Subsidiaries of the Registrant	10-K	001-38834	21.1	05/14/2020

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38834	23.1	05/14/2020

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	10-K	001-38834	31.1	05/14/2020

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934	10-K	001-38834	31.2	05/14/2020

31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.4	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	10-K	001-38834	32.1	05/14/2020

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	10-K	001-38834	32.2	05/14/2020

32.3	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

32.4	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	Inline XBRL Instance Document					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

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
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	June 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

Date:	June 4, 2020

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	June 4, 2020

By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer and Treasurer

Date:	June 4, 2020

By:	/s/ Philip J. Bond
Philip J. Bond
Director

Date:	June 4, 2020

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	June 4, 2020

By:	/s/ Nancy Heinen
Nancy Heinen
Director

Date:	June 4, 2020

By:	/s/ Judith Hammerschmidt
Judith Hammerschmidt
Director

Date:	June 4, 2020

