Form 10-Q/A
period 2020-03-31
Verb Technology Company, Inc.
filed 2020-06-04
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Verb Technology Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2020 (the “Original Form 10-Q”) to update and correct certain information in (i) Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) Part II, Item 1A – “Risk Factors.”

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosure in the Original Form 10-Q or reflect events that occurred after the date of the Original Form 10-Q. Therefore, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2020, and 2019, the Company had total outstanding options of 4,417,108 and 2,457,974, respectively, and warrants of 13,651,050 and 778,446, respectively, and outstanding restricted stock awards of 1,475,329 and 0, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

Our Products

verbCRM combines the capabilities of customer relationship management, or CRM, lead-generation, content management, and in-video e-commerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons, which when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, which are among many novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs. For the quarter ended March 31, 2020, verbCRM was the primary source of subscription-based SaaS recurring digital revenue.

verbLEARN is an interactive video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application, however adapted for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time, when and for how long the viewers watched the video, how many times they watched it, and what they clicked-on. Because verbLEARN launched in the fourth quarter of 2019, it was not a significant source of subscription-based SaaS recurring digital revenue for the quarter ended March 31, 2020.

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

●	recurring subscription fees paid by users for all of the foregoing products and services generated through our recently launched Japan operations;
●	recurring subscription fees paid by users generated through our forthcoming reseller and affiliate distribution programs; and
●	Fees paid by enterprise clients for non-digital products and services through our Range Printing venture.

Results of Operations

Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

The following is a comparison of our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
	(unaudited)	(unaudited)
Revenue
SaaS recurring subscription revenue	$1,057,000	$9,000	$1,048,000
Other digital revenue	400,000	-	400,000
Welcome kits and fulfillment	728,000	-	728,000
Shipping	169,000	-	169,000
Total revenue	2,354,000	9,000	2,345,000

Cost of revenue
Digital	230,000	30,000	200,000
Welcome kits and fulfillment	676,000	-	676,000
Shipping	157,000	-	157,000
Total cost of revenue	1,063,000	30,000	1,033,000

Gross margin	1,291,000	(21,000)	1,312,000

Operating expenses:
Research and development	1,274,000	564,000	710,000
Depreciation and amortization	363,000	564,000	359,000
General and administrative	3,514,000	4,000	1,329,000
Total operating expenses	5,151,000	2,753,000	2,398,000

Loss from operations	(3,860,000)	(2,774,000)	(1,086,000)

Other income (expense), net
Other expense	(6,000)	-	(6,000)
Financing costs	-	(84,000)	84,000
Interest expense - amortization of debt discount	(137,000)	(1,054,000)	917,000
Change in fair value of derivative liability	2,092,000	944,000	1,148,000
Interest expense	(35,000)	(40,000)	5,000
Total other income (expense), net	1,914,000	(234,000)	2,148,000

Net loss	$(1,946,000)	$(3,008,000)	1,062,000

Revenue

Total revenue for the quarter ended March 31, 2020 was $2.4 million, compared to $9,000 for the quarter ended March 31, 2019. The increase in revenue is attributed to revenue generated by Verb Direct (formerly Sound Concepts), our wholly-owned subsidiary that we acquired in April 2019 and revenue we generated together following the merger of the two businesses and the marketing of our then newly combined sales enablement platform. As a result of the acquisition, we currently have four revenue streams: (1) digital subscription-based SaaS recurring revenue associated with our verbCRM; (2) digital non-subscription-based revenue consisting of product sample revenue as well as design fees generated through or in connection with our applications; (3) non-digital revenue generated from printing of welcome kits, which consists of “starter kits” that clients use for new sales reps, and fulfillment of various custom products clients use for marketing purposes and at conferences; and (4) non-digital revenue we generate from shipping fees associated with client welcome kits and fulfillment.

Total digital revenue for the quarter ended March 31, 2020 was $1.5 million, compared to $9,000 for the quarter ended March 31, 2019. Total digital revenue for the quarter ended March 31, 2020 consisted of subscription-based SaaS recurring revenue associated with our verbCRM and verbLEARN applications of $1.1 million and non-subscription-based revenue of $400,000.

Total non-digital revenue for the quarter ended March 31, 2020 was $897,000, compared to $0 for the quarter ended March 31, 2019. Total non-digital revenue for 2019 consisted of revenue generated from printing of welcome kits/starter kits that our clients use for new sales reps, fulfillment of various custom products our clients use for marketing purposes and at conferences of $728,000; and shipping fees associated with client welcome kits and fulfillment of $169,000.

The table below sets forth our quarterly revenues from the quarter ended March 31, 2019 through the quarter ended March 31, 2020, which reflects the trend of revenue since our acquisition of Verb Direct in April 2019

	2019 Quarterly Revenue				2020
	Q1	Q2	Q3	Q4	Q1
SaaS recurring subscription revenue	$9,000	$858,000	$953,000	$995,000	$1,057,000
Other digital revenue	-	596,000	485,000	344,000	400,000
Total digital revenue	$-	$1,454,000	$1,438,000	$1,339,000	$1,457,000

Welcome kits and fulfillment	-	1,784,000	1,164,000	965,000	728,000
Shipping	-	495,000	271,000	181,000	169,000
Total non-digital revenue	$-	$2,279,000	$1,435,000	$1,146,000	$897,000

Grand total	$9,000	$3,733,000	$2,873,000	$2,485,000	$2,354,000

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (^)
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (^)
31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (*)
31.4	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (*)
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (^)
32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (^)
32.3	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (*)
32.4	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (*)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (*)

(^)	Filed previously with the registrant’s Form 10-Q on May 15, 2020.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: June 4, 2020	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: June 4, 2020	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer
(Principal Accounting Officer)

