Form 10-Q
period 2020-06-30
Verb Technology Company, Inc.
filed 2020-08-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 43,947,638 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$1,378,000	$983,000
Accounts receivable, net of allowance of $119,000 and $230,000, respectively	1,124,000	1,271,000
Inventory, net of allowance of $30,000 and $2,000, respectively	33,000	103,000
Prepaid expenses	597,000	236,000
Total current assets	3,132,000	2,593,000

Right-of-use assets, net of accumulated amortization of $619,000 and $349,000 respectively	3,005,000	3,275,000
Property and equipment, net of accumulated depreciation of $248,000 and $164,000, respectively	952,000	720,000
Intangible assets, net of accumulated amortization of $1,610,000 and $975,000 respectively	4,730,000	5,365,000
Goodwill	16,337,000	16,337,000
Deferred offering costs	150,000	-
Other assets	69,000	69,000

Total assets	$28,375,000	$28,359,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,644,000	$4,338,000
Accrued officers’ salary	207,000	207,000
Accrued interest (including $79,000 and $82,000 payable to related parties)	83,000	82,000
Advance on future receipts, net of discount of $284,000 and $274,000, respectively	728,000	732,000
Notes payable - related party	1,177,000	112,000
Operating lease liability, current	559,000	391,000
Deferred incentive compensation to officers, current	521,000	-
Deferred revenue and customer deposits	172,000	306,000
Derivative liability	5,679,000	5,048,000

Total current liabilities	13,770,000	11,216,000

Long Term liabilities:
Notes payable, non-current	1,368,000	-
Note payable - related party, non-current	-	1,065,000
Deferred incentive compensation to officers, non-current	521,000	1,042,000
Operating lease liability, non-current	3,269,000	3,591,000
Total liabilities	18,928,000	16,914,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 3,246 and 4,396 issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 30,267,063 and 24,496,197 shares issued and outstanding as of June 30, 2020 and December 31, 2019	3,000	2,000
Additional paid-in capital	71,399,000	68,028,000
Accumulated deficit	(61,955,000)	(56,585,000)

Total stockholders’ equity	9,447,000	11,445,000

Total liabilities and stockholders’ equity	$28,375,000	$28,359,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Statement of Operations
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Revenue
SaaS recurring subscription revenue	$1,274,000	$858,000	$2,331,000	$867,000
Other Digital	406,000	596,000	806,000	596,000
Welcome kits and fulfillment	713,000	1,784,000	1,441,000	1,784,000
Shipping	259,000	495,000	428,000	495,000
Total revenue	2,652,000	3,733,000	5,006,000	3,742,000

Cost of revenue
SaaS and other digital	264,000	176,000	494,000	206,000
Welcome kits and fulfillment	662,000	1,385,000	1,338,000	1,385,000
Shipping	209,000	481,000	366,000	481,000
Total cost of revenue	1,135,000	2,042,000	2,198,000	2,072,000

Gross margin	1,517,000	1,691,000	2,808,000	1,670,000

Operating Expenses:
Research and development	1,627,000	1,335,000	2,901,000	1,899,000
Depreciation and amortization	357,000	567,000	719,000	570,000
General and administrative	4,018,000	3,262,000	7,533,000	5,448,000
Total operating expenses	6,002,000	5,164,000	11,153,000	7,917,000

Loss from operations	(4,485,000)	(3,473,000)	(8,345,000)	(6,247,000)

Other income (expense), net
Other income (expense), net	9,000	(1,000)	3,000	(1,000)
Financing costs	-	(55,000)	-	(139,000)
Interest expense - amortization of debt discount	(137,000)	(572,000)	(274,000)	(1,626,000)
Change in fair value of derivative liability	1,228,000	(426,000)	3,320,000	518,000
Debt extinguishment, net	-	2,227,000	-	2,227,000
Interest expense	(39,000)	(43,000)	(74,000)	(83,000)
Total other income, net	1,061,000	1,130,000	2,975,000	896,000

Net loss	(3,424,000)	(2,343,000)	(5,370,000)	(5,351,000)

Deemed dividends to Series A stockholders	-	-	(3,951,000)	-

Net loss to common stockholders	$(3,424,000)	$(2,343,000)	$(9,321,000)	$(5,351,000)

Net loss per share to common stockholders - basic and diluted	$(0.11)	$(0.11)	$(0.33)	$(0.32)
Weighted average number of common shares outstanding - basic and diluted	29,818,934	21,624,240	27,905,680	16,946,065

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	4,396	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000

Sale of common stock from private placement	-	-	4,237,833	1,000	4,443,000	-	4,444,000
Fair value of warrants issued to Series A Preferred stockholders	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	(1,150)	-	741,933	-	-	-	-
Fair value of common shares issued for services	-	-	769,050	-	896,000	-	896,000
Fair value of vested restricted stock awards	-	-	22,050	-	1,209,000	-	1,209,000
Fair value of vested stock options	-	-	-	-	774,000	-	774,000
Net loss	-	-	-	-	-	(5,370,000)	(5,370,000)
Balance at June 30, 2020	3,246	$-	30,267,063	$3,000	$71,399,000	$(61,955,000)	$9,447,000

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020	3,246	$-	28,962,589	$3,000	$68,449,000	$(58,531,000)	$9,921,000

Sale of common stock from private placement	-	-	845,000	-	1,014,000	-	1,014,000
Fair value of warrants issued to Series A Preferred stockholders	-	-	-	-	-	-	-
Conversion of Series A Preferred to common stock	-	-	-	-	-	-	-
Fair value of common shares issued for services	-	-	448,449	-	575,000	-	575,000
Fair value of vested restricted stock awards	-	-	11,025	-	968,000	-	968,000
Fair value of vested stock options	-	-	-	-	393,000	-	393,000
Net loss	-	-	-	-	-	(3,424,000)	(3,424,000)
Balance at June 30, 2020	3,246	$-	30,267,063	$3,000	$71,399,000	$(61,955,000)	$9,447,000

The accompanying notes are an integral part of these condensed consolidated financial statements

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	-	$-	12,055,491	$1,000	$35,611,000	$(40,667,000)	$(5,055,000)

Sale of common stock from public offering	-	-	6,549,596	1,000	18,452,000	-	18,453,000
Fair value of common stock issued for acquisition	-	-	3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	-	-	4,142	-	10,000	-	10,000
Fair value of common stock upon conversion of convertible debt	-	-	182,333	-	410,000	-	410,000
Fair value of common stock upon issuance of convertible debt	-	-	25,272	-	182,000	-	182,000
Common shares issued upon of warrants	-	-	173,714	-	45,000	-	45,000
Fair value of vested stock options	-	-	-	-	1,359,000	-	1,359,000
Fair value of common shares issued for services	-	-	197,810	-	728,000	-	728,000
Issuance of fractional shares	-	-	139,036	-	-	-	-
Net loss	-	-	-	-	-	(5,351,000)	(5,351,000)
Balance at June 30, 2019	-	$-	22,655,185	$2,000	$64,617,000	$(46,018,000)	$18,601,000

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2019	-	$-	12,344,451	$1,000	$36,590,000	$(43,675,000)	$(7,084,000)

Sale of common stock from public offering	-	-	6,549,596	1,000	18,452,000	-	18,453,000
Fair value of common stock issued for acquisition	-	-	3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	-	-	4,142	-	10,000	-	10,000
Fair value of common stock upon conversion of convertible debt	-	-	16,667	-	(128,000)	-	(128,000)
Fair value of common stock upon issuance of convertible debt	-	-	165,666	-	410,000	-	410,000
Common shares issued upon of warrants	-	-	25,000	-	45,000	-	45,000
Common stock upon issuance of convertible debt	-	-	8,605	-	182,000	-	182,000
Fair value of vested stock options and warrants	-	-	-	-	896,000	-	896,000
Fair value of common shares issued for services	-	-	157,812	-	340,000	-	340,000
Issuance of fractional shares	-	-	55,455	-	-	-	-
Net loss	-	-	-	-	-	(2,343,000)	(2,343,000)
Balance at June 30, 2019	-	$-	22,655,185	$2,000	$64,617,000	$(46,018,000)	$18,601,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Operating Activities:
Net loss	$(5,370,000)	$(5,351,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options and warrants	2,552,000	2,087,000
Financing costs	-	164,000
Amortization of debt discount	274,000	1,601,000
Change in fair value of derivative liability	(3,320,000)	(518,000)
Debt extinguishment	-	(2,227,000)
Depreciation and amortization	719,000	508,000
Amortization of right-of-use assets	270,000	62,000
Allowance for inventory	28,000	7,000
Allowance for doubtful account	(111,000)	(15,000)
Effect of changes in assets and liabilities:
Accounts receivable	258,000	(150,000)
Prepaid expenses	(34,000)	(95,000)
Inventory	42,000	44,000
Other assets	-	(43,000)
Accounts payable, accrued expenses, and accrued interest	307,000	829,000
Operating lease liability	(154,000)	(58,000)
Deferred revenue and customer deposits	(134,000)	(380,000)
Net cash used in operating activities	(4,673,000)	(3,535,000)

Investing Activities:
Acquisition of subsidiary	-	(15,000,000)
Cash acquired upon acquisition of subsidiary	-	557,000
Purchase of property and equipment	(316,000)	-
Net cash used by investing activities	(316,000)	(14,443,000)

Financing Activities:
Proceeds from sale of common stock	4,444,000	18,614,000
Proceeds from notes payable	1,368,000	1,000,000
Advances on future receipts	728,000	-
Proceeds from convertible note payable	-	432,000
Proceeds from related party notes payable	-	58,000
Proceeds from warrant exercise	-	45,000
Payment of convertible notes payable	-	(2,025,000)
Payment of notes payable	-	(310,000)
Payment of related party notes payable	-	(58,000)
Payment of advances of future receipts	(1,006,000)	-
Deferred offering costs	(150,000)	-
Net cash provided by financing activities	5,384,000	17,756,000

Net change in cash	395,000	(222,000)

Cash - beginning of period	983,000	634,000

Cash - end of period	$1,378,000	$412,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,000	$64,000

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for subscription agreement	$340,000	$-
Fair value of common stock issued upon acquisition of subsidiary	$-	$7,820,000
Conversion of note payable and accrued interest to common stock	$-	$410,000
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$-	$388,000
Fair value of derivative liability from issuance of warrants to Series A stockholders considered as a deemed dividend	$3,951,000	$-
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$-	$182,000
Derecognition of deferred offering costs	$-	$161,000
Common stock issued to settle accounts payable	$-	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

On February 1, 2019, we implemented a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). The Reverse Stock Split became effective upon commencement of trading of our Common Stock on February 4, 2019. As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen as of February 1, 2019. The par value per share of our Common Stock was not affected by the Reverse Stock Split. All shares and per share amounts have been retroactively restated as if the reverse split occurred at the beginning of the earliest period presented.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 filed with the SEC on June 4, 2020. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2020, the Company incurred a net loss of $5,370,000 and used cash in operations of $4,673,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2020, we had cash on hand of $1,378,000 and subsequently closed our public offering on July 24, 2020 and received net proceeds of $12.3 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe we have sufficient cash to sustain operations through December 2021. Our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. As of June 30, 2020, we have one major customer that accounted for 10% of our accounts receivable individually and in aggregate.

Reclassifications

Certain revenues amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications consist of splitting digital revenue between SaaS recurring subscription revenue and other digital revenue to provide additional clarity.

These reclassifications had no effect on reported net (loss).

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

A description of our principal revenue generating activities is as follows:

Digital subscription-based SaaS recurring revenue associated with verbCRM, verbLEARN, and VerbLIVE. The revenue is recognized over the subscription period.

Digital non-subscription-based revenue consisting of product sample revenue as well as design fees generated through or in connection with our applications. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is available to the customer.

Welcome kits and fulfilment – We offer design and printing services to create corporate starter kits for new sales reps, and fulfillment of various customer products that our clients use for their marketing needs. The revenue is recognized upon completion and shipment of the starter kits or fulfillment products.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of June 30, 2020, and 2019, the Company had total outstanding options of 4,510,358 and 2,832,807, respectively, and warrants of 13,534,038 and 7,779,602, respectively, and outstanding restricted stock awards of 2,039,078 and 0, which were excluded from the computation of net loss per share because they are anti-dilutive.

Goodwill and Intangible Assets

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on Management’s assessment, there were no indicators of impairment at June 30, 2020 or December 31, 2019.

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

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to the underwritten public offering of the Company’s which was completed in July 2020. These deferred offering costs will be charged against the gross proceeds received in July 2020, concurrent with the closing of our public offering. For additional information, see Note 17, Subsequent Events, to these unaudited consolidated financial statements.

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

During the six months ended June 30, 2020, the Company recorded amortization expense of $635,000. As of June 30, 2020, the remaining unamortized balance of the intangible assets was $4,730,000.

Subsequent to its acquisition, Verb Direct recognized revenues in the aggregate of $5.0 million and $3.7 million during the six months ended June 30, 2020 and 2019, respectively and $2.6 million and $3.7 million during the three months ended June 30, 2020 and 2019, respectively.

The following comparative unaudited statements of operations present the Company’s results of operations after giving effect to the purchase of Verb Direct based on the historical financial statements of the Company and Verb Direct. The unaudited pro forma statements of operations for the six months ended June 30, 2019 give effect to the transaction to the merger as if it had occurred on January 1, 2019.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(unaudited)	(Proforma, unaudited)
SaaS recurring subscription revenue	$2,331,000	$1,644,000
Other digital revenue	806,000	869,000
Welcome kits and fulfilment	1,441,000	4,049,000
Shipping	428,000	1,172,000
Total Revenue	5,006,000	7,734,000

Cost of revenue	2,198,000	4,290,000

Gross margin	2,808,000	3,444,000

Operating expenses	(11,153,000)	(10,118,000)

Other income, net	2,975,000	880,000

Net loss	(5,370,000)	(5,794,000)

Deemed dividends to Series A stockholders	(3,951,000)	-

Net loss attributed to common stockholders	$(9,321,000)	$(5,794,000)

Loss per share	$(0.33)	$(0.31)
Weighted average number of common shares outstanding - basic and diluted	27,905,680	18,821,513

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	39,000	39,000
Leasehold improvement	1,057,000	741,000
Total property and equipment	1,200,000	884,000
Accumulated depreciation	(248,000)	(164,000)
Total property and equipment, net	$952,000	$720,000

Depreciation expense amounted to $84,000 and $13,000 for six months ended June 30, 2020 and 2019, respectively.

5.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

As June 30, 2020 and December 31, 2019, the Company had recorded right of use assets of $3,005,000 and $3,275,000, respectively, net of amortization. As June 30, 2020 and December 31, 2019, the Company had recorded lease liabilities of $3,828,000 and $3,982,000, respectively, related to these leases.

	Period Ended June 30, 2020	Period Ended June 30, 2019
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$349,000	$170,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$—	$—
Weighted average remaining lease term – operating leases (in years)	4.87	4.05
Average discount rate – operating leases	4.0%	4.0%

	June 30, 2020	December 31, 2019
Operating leases
Right-of-use assets, net of amortization of $619,000 and $349,000, respectively	$3,005,000	$3,275,000

Short-term operating lease liabilities	$559,000	$391,000
Long-term operating lease liabilities	3,269,000	3,591,000
Total operating lease liabilities	$3,828,000	$3,982,000

6.	ADVANCE OF FUTURE RECEIPTS

The Company has the following advances on future receipts as of June 30, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2020	Balance at December 31, 2019

Note 1	December 24, 2019	June 30, 2020	10%	$506,000	$-	$503,000
Note 2	December 24, 2019	June 30, 2020	10%	506,000	-	503,000
Note 3	June 30, 2020	February 25, 2021	10%	506,000	506,000	-
Note 4	June 30, 2020	February 25, 2021	10%	506,000	506,000	-
Total				$1,012,000	1,012,000	1,006,000
Debt discount					(284,000)	(274,000)
Net					$728,000	$732,000

On December 24, 2019, the Company received two secured advances from an unaffiliated third party totaling $728,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes do not bear any interest, however, the interest is imputed at a rate of 28% based on the face value of the note. These advances are secured by the Company’s tangible and intangible assets.

The Company accounted these advances on future receipts as a liability pursuant to current accounting guidelines. As a result, the Company recorded a liability of $1,012,000 to account for the future receipts sold and a debt discount of $285,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement. As of December 31, 2019, outstanding balance of the advances amounted to $1,006,000 and the unamortized debt discount of $274,000.

During the period ended June 30, 2020, the Company paid the entire amount due of $1,006,000 and amortized the corresponding debt discount for $274,000.

On June 30, 2020, the Company received two secured advances from the same unaffiliated third party totaling $728,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The Company may pay off either note for $446,000 if paid within 30 days of funding; for $465,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $1,012,000 to account for the future receipts sold and a debt discount of $284,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

As of June 30, 2020, the balance outstanding was $1,012,000 and the unamortized balance of the debt discount was $284,000.

7.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of June 30, 2020 and December 31, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2020	Balance at December 31, 2019
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Total notes payable – related parties					1,177,000	1,177,000
Non-current					-	(1,065,000)
Current					$1,177,000	$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on February 8, 2021, as amended.

As of June 30, 2020, and December 31, 2019, the outstanding balance of the note amounted to $825,000, respectively.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of the note was equal to $112,000, respectively. As of June 30, 2020, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of June 30, 2020, and December 31, 2019, the outstanding balance of the note amounted to $240,000, respectively.

Total interest expense for notes payable to related parties was $70,000 for six months ended June 30, 2020 and 2019, respectively. The Company paid $72,000 and $63,000 in interest for the six months ended June 30, 2020 and 2019, respectively.

8.	NOTES PAYABLE

The Company has the following notes payable as of June 30, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$1,218,000	$1,218,000
Note B	May 15, 2020	May 15, 2030	3.75%	150,000	150,000
Total				$1,368,000	$1,368,000

(A)

On April 17, 2020, the Company received loan proceeds in the amount of $1,218,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020 as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

(B)

On May 15, 2020, the Company executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, will begin on May 15, 2021.

As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid. As a result, the Company accounted this $10,000 as part of “Other Income” in the accompanying Statement of Operations.

9. DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at June 30, 2020	Balance at December 31, 2019

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000	163,000

Total			1,042,000	1,042,000
Non-current			(521,000)	(1,042,000)
Current			$521,000	$-

(A)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer Annual Incentive Compensation of $430,000 and 125,000, respectively for services rendered. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Annual Incentive Compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(B)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer received a bonus for the successful Up-Listing to Nasdaq and Acquisition of Verb Direct during fiscal 2019, totaling $324,000 and $162,000, respectively. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Nasdaq Up-Listing Award on January 10, 2021 and the remaining 50% on January 10, 2022.

10.	CONVERTIBLE SERIES A PREFERRED STOCK AND WARRANT OFFERING

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

During the period ended June 30, 2020, 1,150 shares of Preferred Stock were converted into 741,933 shares of Common Stock. As of June 30, 2020, 3,246 shares Series A Preferred stock are outstanding and convertible to approximately 1.8 million shares of common stock.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	June 30, 2020	Upon Issuance	December 31, 2019
Stock Price	$1.11	$1.70	$1.55
Exercise Price	$1.65	$1.55	$1.88
Expected Life	3.03	5.0	3.53
Volatility	131%	212%	216%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.17%	2.47%	1.64%

Fair Value	$5,679,000	$3,951,000	$5,048,000

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

During the period ended June 30, 2020, the Company recorded derivative liability of $3,951,000 as a result of the issuance of warrants to Series A Preferred stockholders (see Note 12). The Company also recorded a change in fair value of ($3,320,000) to account for the changes in the fair value of these derivative liabilities during the six months ended June 30, 2020. At June 30, 2020, the fair value of the derivative liability amounted to $5,679,000. The details of derivative liability transactions as of and for the periods ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Beginning Balance	$5,048,000	$2,576,000
Fair value upon issuance of notes payable and warrants	3,951,000	388,000
Change in fair value	(3,320,000)	(944,000)
Extinguishment	-	(2,227,000)
Ending Balance	$5,679,000	$219,000

12.	EQUITY TRANSACTIONS

The Company’s Common Stock activity for the six months ended June 30, 2020 is as follows:

Common Stock

Shares Issued as Part of the Company’s Private Placement

On February 5, 2020, the Company initiated a private placement, which is for the sale and issuance of up to five million shares of its Common Stock at a per-share price of $1.20, which amount represents a 20% discount to the $1.50 closing price of the Company’s Common Stock on that day.

The Company’s private placement is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder, each as promulgated by the SEC. The Company’s private placement was managed by the Company; however, in connection with the closings, the Company paid a non-U.S. based consultant (i) as a cash fee, an aggregate amount of $499,000 (or 10% of the gross proceeds of the closings), (ii) as a non-accountable expense allowance, an aggregate of $100,000 (or 2% of the gross proceeds of the closings), (iii) five-year warrants, exercisable for an aggregate of up to 416,199 shares of the Company’s Common stock at a cash-only exercise price of $1.92 per share, and (iv) 100,000 shares of the Company’s Common Stock. The Company made the above-referenced payments only in respect of that portion of the gross proceeds from the closings for investors introduced to the Company by the consultant. In addition, the Company also incurred various expenses totaling $42,000 that are directly related to this private placement.

As a result of this private placement, from February through April 2020, a total of 4,237,833 shares of Common Stock were sold in exchange for cash proceeds of $4,444,000, net of direct fees and expenses in the aggregate of $641,000.

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

Shares Issued for Services

During the six months ended June 30, 2020, the Company issued 669,050 shares of Common Stock to vendors for services rendered and to be rendered with a fair value of $895,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. As previously discussed, the Company also issued an additional 100,000 shares of common stock to a consultant for services rendered as a result of a private placement offering in February through April 2020.

13.	RESTRICTED STOCK AWARDS

Pursuant to the Company’s December 2019 Omnibus Incentive Plan, a summary of restricted stock award activity for the six months ended June 30, 2020 is presented below.

			Weighted- Average Grant Date
	Shares	Fair Value	Fair Value

Non-vested at December 31, 2019	1,486,354	$1,999,000	$1.36
Granted	589,098	866,000	1.47
Vested/deemed vested	(22,050)	(1,209,000)	1.28
Forfeited	(14,324)	(21,000)	1.47
Non-vested at June 30, 2020	2,039,078	$1,635,000	$1.39

On April 10, 2020, the board of directors of the Company, approved management’s COVID-19 Full Employment and Cash Preservation Plan (the “Plan”), pursuant to which all directors and senior level management would reduce their cash compensation by 25%, and all other employees and consultants would reduce their cash compensation by 20% (the “Cash Reduction Amount”) for a period of three months from April 16, 2020 through July 15, 2020 for one category of plan participants, and April 26, 2020 through July 18, 2020 for the other category of participants. The Plan was designed to promote the continued growth of the Company and avoid the lay-offs and staff cut-backs experienced by many companies affected by the COVID-19 economic crisis. The Cash Reduction Amount is to be paid in shares of the Company’s common stock (the “Shares”) through an allocation of shares from the Company’s 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and granted pursuant to stock award agreements entered into effective as of April 10, 2020 (the “Grant Date”) between the Company and each of the Company’s directors, executive officers, employees, and consultants. The stock award agreements provide that the Shares will vest on July 18, 2020 (the “Vesting Date”) as long as the recipient remains in continuous service to the Company during the time from the Grant Date through the Vesting Date. The number of Shares issued were determined in accordance with the provisions of the Omnibus Incentive Plan, which provides that the value shall be determined based on the volume weighted average price of the Company’s common stock during a period of up to the 30-trading days prior to the Grant Date. Total Common Stock granted as part of the Cash Preservation Plan on April 10, 2020 was 589,098 with a fair value of $866,000. The shares were valued based on the market value of the Company’s stock price on the grant date and will be amortized over its vesting term. As of the date of this report the restricted shares have not been issued to the respective employees.

The total fair value of restricted stock award that vested or deemed vested during the six months ended June 30, 2020 was $1,209,000 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2020, the amount of unvested compensation related to issuances of restricted stock award was $1,635,000 which will be recognized as an expense in future periods as the shares vest.

14.	STOCK OPTIONS

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

A summary of option activity for the six months ended June 30, 2020 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2019	4,233,722	$1.75	2.54	$995,000
Granted	346,637	1.39	-	-
Forfeited	(70,000)	1.36	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2020	4,510,358	$1.71	2.54	$2,000

Vested June 30, 2020	2,175,383	$2.33		$-

Exercisable at June 30, 2020	1,447,626	$2.16		$-

During the six months ended June 30, 2020 the Company granted stock options to employees to purchase a total of 346,637 shares of Common Stock for services to be rendered. The options have an average exercise price of $1.39 per share, expire in five years, and vests in 4 equal installments during the four years from the grant date. The total fair value of these options at the grant date was approximately $463,000 using the Black-Scholes Option pricing model.

The total stock compensation expense recognized relating to vesting of stock options for the six months ended June 30, 2020 amounted to $773,000. As of June 30, 2020, total unrecognized stock-based compensation expense was $3.6 million, which is expected to be recognized as part of operating expense through March 2024.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.29% - 0.39%	1.91% - 2.75%
Average expected term	5 years	5 years
Expected volatility	270.10 - 270.41%	201.30 - 241.77%
Expected dividend yield	-	-

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

15.	WARRANTS

The Company has the following warrants outstanding as of June 30, 2020, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	10,930,991	$3.07	4.25	$-
Granted	2,720,060	1.61	-	-
Forfeited	(117,013)	5.33	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2020, all vested	13,534,038	$2.59	3.90	$-

At June 30, 2020, there was no intrinsic value as the exercise price of these stock warrants were greater than the market price.

During the period ended June 30, 2020, the Company granted 416,199 warrants to a consultant as part of a private placement offering and 2,303,861 warrants to Series A stockholders (see Note 12).

16.	COMMITMENTS AND CONTINGENCIES

Litigation

a.	EMA Financial, LLC

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

On May 15, 2020, we executed a binding Memorandum of Understanding with the lead plaintiff in the class action lawsuit to settle that action and release the claims asserted therein. The terms of the settlement are confidential pending submission to the court, and subject to several contingencies, including but not limited to court approval. We believe we have established an appropriate reserve to account for the settlement.

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

Total board fees expensed during the period ended June 30, 2020 was $199,000. As of June 30, 2020, total board fees to be recognized in future period amounted to $188,000 and will be recognized once the service has been rendered.

The recent outbreak of COVID-19 may have a significant negative impact on our business, sales, results of operations and financial condition.

In March 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (the “COVID-19 pandemic”). In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-inplace orders and required closures of non-essential businesses.

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

17.	SUBSEQUENT EVENTS

Closing of Public Offering

On July 24, 2020, the Public Offering closed, and the Company issued and sold in an underwritten public offering 12,545,453 shares of Common Stock (which includes 1,636,363 shares of Common Stock sold pursuant to the exercise by the underwriters of an overallotment option) pursuant to a registration statement on Form S-1 (File No. 333-239055), and the amendment thereto, which was initially filed with the SEC on June 9, 2020 and declared effective by the SEC on July 21, 2020, a registration statement on Form S-1 (File No. 333-239997) filed with the SEC on July 22, 2020 pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing, and pursuant to the underwriting agreement between the Company and its underwriter. The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, was $12.3 million.

The following proforma information details the effect of the public offering as if it occurred at June 30, 2020.

	As of June 30, 2020
	(unaudited)
	Actual	Pro Forma as Adjusted
Cash	$1,378,000	$13,712,000
Total Assets	$28,375,000	$40,709,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 3,246 issued and outstanding as of June 30, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 30,267,063 and 42,812,516 shares issued and outstanding as of June 30, 2020 and on a pro forma basis	$3,000	$4,000
Additional paid-in capital	71,399,000	83,732,000
Accumulated deficit	(61,955,000)	(61,955,000)
Total stockholders’ equity	$9,447,000	$21,781,000

Issuance of Common Stock

Subsequent to June 30, 2020, the Company issued 174,746 shares of Common Stock to vendors for services rendered with a fair value of $206,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Grant of Stock Options

Subsequent to June 30, 2020, the Company granted stock options to an employee to purchase a total of 182,800 shares of Common Stock for services rendered. The options have an average exercise price of $1.36 per share, expire in five years, and vest over a period of 0.4, 3.4 years, and 4 years from grant date. The total fair value of these options at the grant date was $197,000 using the Black-Scholes option pricing model.

Warrant Conversion

Subsequent to June 30, 2020, 25,000 warrants were exercised resulting in the issuance of 25,000 shares of Common Stock. The Company received cash of $30,000 upon the exercise of the warrants.

Restricted Stock Awards

Subsequent to June 30, 2020, 561,102 Restricted Stock Awards vested as part of the Company’s payroll reduction plan, of which 148,287 shares were returned back to the Company in exchange for the Company paying the corresponding payroll taxes on behalf of the awardees.

Subsequent to June 30, 2020, the Company issued a 33,078 Restricted Stock Awards to employees that vested on grant date with an aggregate fair value of $34,000, of which 3,483 shares were returned back to the Company in exchange for the Company paying the corresponding payroll taxes on behalf of the awardees.

Approval of Compensation and Awards

On July 29, 2020, the board of directors (the “Board”) of the Company approved the elements of the 2020 compensation payable to our executive officers and directors upon the recommendation of the Board’s Compensation Committee (the “Committee”) comprised of only independent directors. The key elements of our compensation program are summarized below. For the development of the 2020 compensation program, the Committee retained Compensation Advisory Partners LLC (“CAP”), a respected independent compensation consulting firm. CAP provided the Committee with compensation advisory services with respect to both executive and Board compensation. CAP reviewed the 2019 compensation paid to our executive officers and Board and compared our compensation with companies CAP identified as appropriate peer companies. The Committee’s recommendation and the Board’s approval of the 2020 compensation program was based primarily on the recommendations made by CAP.

Base Salary and Target Bonus

On July 29, 2020, the Board approved an annual base salary equal to $490,000 for Rory J. Cutaia, the Company’s chairman of the Board, President, Chief Executive Officer, Secretary and Director, and an annual base salary equal to $250,000 for Jeffrey Clayborne, the Company’s Chief Financial Officer. The Board also approved a target cash bonus for 2020 equal to $490,000 and $125,000 for Messrs. Cutaia and Clayborne, respectively.

Restricted Stock Awards

On July 29, 2020, the Board granted annual restricted stock awards (“Annual RSAs”) under the Company’s 2019 Omnibus Incentive Plan (the “2019 Plan”) equal to 471,698 and 283,019 shares of our common stock for Messrs. Cutaia and Clayborne, respectively with an aggregate fair value of $800,000. The Annual RSAs represent the stock component of Messrs. Cutaia’s and Clayborne’s annual compensation and are subject to a four-year vesting period, with one quarter of the award vesting on the first, second, third and fourth anniversaries of the date of grant.

Cash Bonus

On July 29, 2020, the Board also approved a performance-based cash bonus equal to $100,000 and $25,000 payable to Messrs. Cutaia and Clayborne, respectively, effective as of July 29, 2020. The cash bonuses were granted in connection with the successful closings of our March 31, 2020 $5,000,000 private placement of our common stock and the July 24, 2020 $13,800,000 underwritten public offering of our common stock (the “Recent Offerings”).

Board Compensation

On July 29, 2020, the Board approved annual cash compensation for each of its non-employee independent directors equal to $175,000 for James P. Geiskopf, the Company’s Lead Director, and annual cash compensation equal to $75,000 for each of Judith Hammerschmidt, Nancy Heinen, Kenneth S. Cragun and Phillip J. Bond, the Company’s other non-employee independent directors.

On July 29, 2020, the Board also granted Annual RSAs under the 2019 Plan equal to 150,943 shares of our common stock for Mr. Geiskopf and 75,472 shares of our common stock for each of Mses. Hammerschmidt and Heinen and Messrs. Cragun and Bond with an aggregate fair value of $480,000. The Annual RSAs represent the stock component of our non-employee directors’ compensation and vest on the one-year anniversary of the date of grant.

Common Stock Bonus Grants

On July 29, 2020, the Board also approved common stock bonus grants equal to 166,365, 63,288 and 33,078 shares of our common stock to Messrs. Cutaia, Clayborne and Geiskopf, respectively, with an aggregate fair value of $268,000, of which 21,763 shares were returned back to the Company in exchange for the Company paying the corresponding payroll taxes on behalf of the awardees. The common stock bonus grants represent the stock component of Messrs. Cutaia’s, Clayborne’s and Geiskopf’s bonus and were issued in connection with the successful closing of the Recent Offerings. The officers and board member had an option between gross or net issuances resulting in the net issuance of 240,968 shares of Common Stock.

Issuance of Warrants

On August 5, 2020, the Company entered into a Settlement and Release Agreement with Iroquois Capital Investment Group LLC and Iroquois Master Fund Ltd. (collectively, “Iroquois”), and on August 6, 2020, the Company entered into a Settlement and Release Agreement with Kingsbrook Opportunities Master Fund LP (“Kingsbrook”) pursuant to which the Company issued (i) warrants to Iroquois exercisable for up to an aggregate 1,870,594 shares of Common Stock with an exercise price of $1.10 per share and (ii) a warrant to Kingsbrook exercisable for up to an aggregate 40,000 shares of Common Stock with an exercise price of $1.10 per share in an effort to resolve any claims, and without admission of wrongdoing or failures by the Company, Iroquois or Kingsbrook, of Iroquois’ right to participate in the Company’s public offering in July 2020 and Kingsbrook’s right to participate in the Company’s private placement in February 2020.

The warrants are exercisable from and after the date of issuance and at any time, in the case of the warrants issued to Iroquois, for the ten-trading-day period from the date the registration statement on Form S-3 is declared effective by the SEC, and in the case of the warrant issued to Kingsbrook, for the three-year period from the date of issuance. The warrants issued to Iroquois terminate ten trading days after the registration statement on Form S-3 is declared effective by the SEC, and the warrant issued to Kingsbrook terminates three years after issuance

Registration of Warrants of Common Stock Underlying Warrants

On August 10, 2020, the Company filed a registration statement on Form S-3 with the SEC. The prospectus contained in the registration statement relates to the proposed resale by the selling security holders named therein or their permitted assigns of up to 3,338,141 shares of Common Stock issuable upon exercise of common stock purchase warrants held by the selling security holders, which amount consists of up to (i) an aggregate of 1,319,351 shares of Common Stock issuable upon exercise of common stock purchase warrants issued in connection with an Omnibus Waiver and Acknowledgment Agreement, (ii) an aggregate of 1,910,594 shares of common stock issuable upon exercise of common stock purchase warrants issued in connection with Settlement and Release Agreements, and (iii) an aggregate of 108,196 shares of common stock issuable upon exercise of common stock purchase warrants issued to Meridian Newcastle Group, Inc.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month period ended June 30, 2020 and 2019, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our Products

verbCRM combines the capabilities of customer relationship management, or CRM, lead-generation, content management, and in-video e-commerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons, which when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, which are among many novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs. For the six months ended June 30, 2020, verbCRM was the primary source of subscription-based SaaS recurring digital revenue.

verbLEARN is an interactive video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application, however adapted for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time, when and for how long the viewers watched the video, how many times they watched it, and what they clicked-on. Because verbLEARN launched in the fourth quarter of 2019, it was not a significant source of subscription-based SaaS recurring digital revenue for the six months ended June 30, 2020.

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

We are also in various stages of development, testing and deployment for the integration of our latest generation interactive video and enhanced analytics and reporting technology, and more recently, a core package that includes verbLIVE, into popular CRM providers, including Salesforce, Microsoft, Oracle/NetSuite, and Adobe/Marketo, among others with whom we have executed partnership agreements. Each of these agreements provides for revenue share arrangements resulting from sales of our product to their respective clients. The integrations for Salesforce and Microsoft represent new build integrations, while those for Oracle/NetSuite and Adobe/Marketo represent replacement integrations. We have intentionally, though temporarily, delayed further action on and deployment of these integrations in order to allocate design, engineering and development resources to those initiatives that we believe will become revenue producing opportunities sooner, especially those that we believe will likely produce greater market demand due to the current and anticipated continued effects of the COVID-19 pandemic. The Salesforce integration is underway, and expect to resume action on and deployment of the remaining integrations in the summer of 2020.

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

However, on May 20, 2020, we executed a contract with Range Printing, a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range will receive orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a revenue share arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us. The transition to Range Printing is in progress.

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations, educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. Currently, we provide subscription-based application services to approximately 100 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 1.6 million downloads of our verbCRM application. Among the new business sectors targeted for this year are pharmaceutical sales, government institutions, and political parties and candidates.

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

Recent Developments

verbLIVE Marketing and Monetization Strategies

Salesforce

verbLIVE is currently available to Salesforce users in the Salesforce App Exchange Marketplace under the Salesforce partner program. For a monthly subscription fee of $24.99 per user per month, every Salesforce user that subscribes will have the ability to click on their contacts icon in their Salesforce dashboard and from the drop-down menu they will see a verbLIVE icon. By clicking that, Salesforce users will be able to launch their own verbLIVE live stream ecommerce session and invite people to participate directly from their Salesforce contacts list. We intend to work with Salesforce to develop a marketing campaign to promote it within the Salesforce ecosystem.

verbLIVE Pre-Sales

As previously disclosed, 17 of our existing clients have signed up for verbLIVE during the pre-launch marketing last quarter. We believe that these corporate clients have a combined potential individual user base of 465,350 users which represent the total addressable market among the existing clients that have already signed on. Historically, our penetration rates among our existing corporate clients vary but on the low end it is approximately 10%. Adopting that 10% rate, we believe that we have the potential to attract 46,000 users to subscribe and pay for verbLIVE. Currently, we charge $9.99 to $14.99 per user per month for verbLIVE depending on the features and package for existing verbCRM users. Applying the lower price of $9.99 per user and a penetration rate of 10% for this analysis, we believe that we could potentially capture approximately $460,000 of SaaS recurring revenue per month - or approximately $5.5 million of annual recurring revenue. We are encouraged by the fact that many of these prospective users already have our verbCRM app on their mobile device which allows us to send very targeted marketing messages promoting verbLIVE, including video demonstrations explaining what verbLIVE could do for their business. In addition, our platform is already integrated into many of our clients’ back-office providers making adoption for these clients and users much faster and easier. This is a small part of our internal modeling and should not be interpreted by anyone as a guarantee of performance or results. Notwithstanding the foregoing, which is an example only, our current projected usage models forecast far greater numbers than the 10% penetration rates for our existing signed customers, which we projected 6 months ago, and much greater numbers still when we add anticipated adoption rates from the as yet untapped market outside our existing business. Accordingly, we are working diligently to ramp up capacity before a larger launch to ensure that we do not face service outages from overloaded servers. Notwithstanding these efforts, we may nevertheless experience server overloads as it is difficult to predict the rate of adoption and usage.

Potential Acquisition

We recently executed a letter of intent for a potential acquisition that we believe will allow us to expand more rapidly into a desirable new business vertical for our products and services. The letter of intent is only a mutual indication of interest in the potential acquisition by both parties and does not represent any legally binding commitment or obligation on the part of either party with respect to the potential acquisition. The terms of the potential acquisition are subject to a number of contingencies, including the performance of due diligence and the negotiation and execution of a definitive agreement. The parties are currently performing due diligence and negotiating a definitive agreement. If executed, we intend to disclose the full details in a Current Report on Form 8-K filed with the Securities and Exchange Commission. The transaction could potentially close within the next 45 days. However, no assurances are, or can be, given that the parties will enter into a definitive agreement for the potential transaction, or that even if such agreement is entered into, that the potential acquisition will be consummated.

Results of Operations

Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

The following is a comparison of our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
	(unaudited)	(unaudited)
Revenue
SaaS recurring subscription revenue	$1,274,000	$858,000	$416,000
Other digital revenue	406,000	596,000	(190,000)
Welcome kits and fulfillment	713,000	1,784,000	(1,071,000)
Shipping	259,000	495,000	(236,000)
Total revenue	2,652,000	3,733,000	(1,081,000)

Cost of revenue
SaaS and other digital	264,000	176,000	88,000
Welcome kits and fulfillment	662,000	1,385,000	(723,000)
Shipping	209,000	481,000	(272,000)
Total cost of revenue	1,135,000	2,042,000	(907,000)

Gross margin	1,517,000	1,691,000	(174,000)

Operating expenses:
Research and development	1,627,000	1,335,000	292,000
Depreciation and amortization	357,000	567,000	(210,000)
General and administrative	4,018,000	3,262,000	757,000
Total operating expenses	6,002,000	5,164,000	839,000

Loss from operations	(4,485,000)	(3,473,000)	(1,013,000)

Other income (expense), net
Other income / (expense), net	9,000	(1,000)	10,000
Financing costs	-	(55,000)	55,000
Interest expense - amortization of debt discount	(137,000)	(572,000)	435,000
Change in fair value of derivative liability	1,228,000	(426,000)	1,654,000
Debt extinguishment, net	-	2,227,000	(2,227,000)
Interest expense	(39,000)	(43,000)	4,000
Total other income (expense), net	1,061,000	1,130,000	(69,000)

Net loss	$(3,424,000)	$(2,343,000)	$(1,082,000)

Revenue

Total revenue for the quarter ended June 30, 2020 was $2.7 million, compared to $3.7 million for the quarter ended June 30, 2019. The decrease in revenue is attributed to non-digital revenue of $1.1 million offset by an increase in digital revenue of $226,000

Total digital revenue for the quarter ended June 30, 2020 was $1.7 million, compared to $1.5 million for the quarter ended June 30, 2019. Total digital revenue for the quarter ended June 30, 2020 consisted of subscription-based SaaS recurring revenue associated with our verbCRM and verbLEARN applications of $1.3 million and non-subscription-based revenue of $406,000. Total digital revenue for the quarter ended June 30, 2019 consisted of subscription-based SaaS recurring revenue associated with our verbCRM application of $858,000 million and non-subscription-based revenue of $596,000. The increase in our SaaS recurring subscription revenue of $416,000 is attributed to a net increase of 24 enterprise clients on our platform as of June 30, 2020 versus June 30, 2019 and to the expansion of our product offering with existing enterprise clients.

Total non-digital revenue for the quarter ended June 30, 2020 was $972,000, compared to $2.3 million for the quarter ended June 30, 2019. Total non-digital revenue for 2020 consisted of revenue generated from printing of welcome kits/starter kits that our clients use for new sales reps, fulfillment of various custom products our clients use for marketing purposes and at conferences of $700,000; and shipping fees associated with client welcome kits and fulfillment of $259,000. The decrease in non-digital revenue versus 2019 is attributed to a shift in resources from non-digital to SaaS recurring subscription revenue.

The table below sets forth our quarterly revenues from the quarter ended March 31, 2019 through the quarter ended June 30, 2020, which reflects the trend of revenue since our acquisition of Verb Direct in April 2019

	2019 Quarterly Revenue				2020
	Q1	Q2	Q3	Q4	Q1	Q2
SaaS recurring subscription revenue	$9,000	$858,000	$953,000	$995,000	$1,057,000	$1,274,000
Other digital revenue	-	596,000	485,000	344,000	400,000	406,000
Total digital revenue	$9,000	$1,454,000	$1,438,000	$1,339,000	$1,457,000	$1,680,000

Welcome kits and fulfillment	-	1,784,000	1,164,000	965,000	728,000	713,000
Shipping	-	495,000	271,000	181,000	169,000	259,000
Total non-digital revenue	$-	$2,279,000	$1,435,000	$1,146,000	$897,000	$972,000

Grand total	$9,000	$3,733,000	$2,873,000	$2,485,000	$2,354,000	$2,652,000

Cost of Revenue

Total cost of revenue for the quarter ended June 30, 2020 was $1.1 million, compared to $2.0 million for the quarter ended June 30, 2019. The decrease in cost of revenue of $0.9 million is primarily attributed to lower non-digital revenue, offset by an increase digital costs of $88,000 attributed to additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

The shift in resources to our SaaS recurring subscription revenue reflects an increase in gross margin to 57% for the quarter ended June 30, 2020 versus 45% for the quarter ended June 30, 2019. The shift had a material impact on gross margin as gross margin only decreased $173,000, while gross revenue was down $1.1 million for the quarter ended June 30, 2020 versus June 30, 2019.

Operating Expenses

Research and development expenses were $1.6 million for the quarter ended June 30, 2020, as compared to $1.3 million for the quarter ended June 30, 2019. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to the development of verbLIVE, plus enhancements to verbCRM and our core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners.

Depreciation and amortization expenses were $357,000 for the quarter ended June 30, 2020, as compared to $567,000 for the quarter ended June 30, 2019. The decrease is attributed to lower amortization expense of intangible assets of $185,000 for the quarter ended June 30, 2020 versus the quarter ended June 30, 2019. The decrease is attributed to the Company estimating the value of Verb Direct’s opening balance sheet for the quarter ended June 30, 2019, while the amortization for the quarter end June 30, 2020 was based on a revised value of the Verb Direct opening balance sheet provided by a third-party expert. This decrease is offset by incremental amortization associated with leasehold improvements related to our corporate headquarters, and other depreciation and amortization attributed to Verb Direct.

General and administrative expenses for the quarter ended quarter ended June 30, 2020 were $4.0 million, as compared to $3.3 million for the quarter ended June 30, 2019. The increase in general and administrative expenses is related to an increase in stock compensation expense of $373,000, labor related costs to support growth of $177,000, and increased facility costs associated with our Corporate headquarters of $70,000.

Other income (expense), net, for the quarter ended June 30, 2020 was $1.1 million, which was attributed to a change in the fair value of derivative liability of $1.2 million and other income of $9,000, offset by interest expense for amortization of debt discount of ($137,000), and interest expense of ($39,000). Other income (expense), net, for the quarter ended June 30, 2019 was $1.1 million, which was attributed to debt extinguishment of $2.2 million, offset by interest expense for amortization of debt discount of ($572,000), a change in the fair value of derivative liability of ($426,000), financing costs of ($55,000), interest expense of ($43,000), and other expense of ($1,000).

Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

The following is a comparison of our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
	(unaudited)	(unaudited)
Revenue
SaaS recurring subscription revenue	$2,331,000	$867,000	$1,464,000
Other digital revenue	806,000	596,000	210,000
Welcome kits and fulfillment	1,441,000	1,784,000	(343,000)
Shipping	428,000	495,000	(67,000)
Total revenue	5,006,000	3,742,000	1,264,000

Cost of revenue
SaaS and other digital	494,000	206,000	288,000
Welcome kits and fulfillment	1,338,000	1,385,000	(47,000)
Shipping	366,000	481,000	(115,000)
Total cost of revenue	2,198,000	2,072,000	97,000

Gross margin	2,808,000	1,670,000	1,138,000

Operating expenses:
Research and development	2,901,000	1,899,000	1,002,000
Depreciation and amortization	719,000	570,000	149,000
General and administrative	7,533,000	5,448,000	2,085,000
Total operating expenses	11,153,000	7,917,000	3,236,000

Loss from operations	(8,345,000)	(6,247,000)	(2,098,000)

Other income (expense), net
Other income (expense), net	3,000	(1,000)	4,000
Financing costs	-	(139,000)	139,000
Interest expense - amortization of debt discount	(274,000)	(1,626,000)	1,352,000
Change in fair value of derivative liability	3,320,000	518,000	2,802,000
Debt extinguishment, net	-	2,227,000	(2,227,000)
Interest expense	(74,000)	(83,000)	9,000
Total other income (expense), net	2,975,000	896,000	2,079,000

Net loss	$(5,370,000)	$(5,351,000)	$(19,000)

Revenue

Total revenue for the six months ended June 30, 2020 was $5.0 million, compared to $3.7 million for the six months ended June 30, 2019. The increase in revenue is attributed to revenue generated by Verb Direct (formerly Sound Concepts), our wholly-owned subsidiary that we acquired in April 2019 and revenue we generated together following the merger of the two businesses and the marketing of our then newly combined sales enablement platform. As a result of the acquisition, we currently have four revenue streams: (1) digital subscription-based SaaS recurring revenue associated with verbCRM and verbLEARN; (2) digital non-subscription-based revenue consisting of product sample revenue as well as design fees generated through or in connection with our applications; (3) non-digital revenue generated from printing of welcome kits, which consists of “starter kits” that clients use for new sales reps, and fulfillment of various custom products clients use for marketing purposes and at conferences; and (4) non-digital revenue we generate from shipping fees associated with client welcome kits and fulfillment.

Total digital revenue for the six months ended June 30, 2020 was $3.1 million, compared to $1.5 million for the six months ended June 30, 2019. Total digital revenue for the six months ended June 30, 2020 consisted of subscription-based SaaS recurring revenue associated with our verbCRM and verbLEARN applications of $2.3 million and non-subscription-based revenue of $806,000.

Total non-digital revenue for the six months ended June 30, 2020 was $1.9 million, compared to $2.3 million for the six months ended June 30, 2019. Total non-digital revenue for 2020 consisted of revenue generated from printing of welcome kits/starter kits that our clients use for new sales reps, fulfillment of various custom products our clients use for marketing purposes and at conferences of $1.4 million; and shipping fees associated with client welcome kits and fulfillment of $428,000.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2020 was $2.2 million, compared to $2.1 for the six months ended June 30, 2019. The increase in cost of revenue is attributed to additional enterprise customers on the platform and increased users within our existing customer base, offset by lower non-digital revenue for the six months ended June 30, 2020 versus June 30, 2019.

Gross Margin

The shift in resources to our SaaS recurring subscription revenue reflects an increase in gross margin to 56% for the quarter ended June 30, 2020 versus 45% for the quarter ended June 30, 2019. The shift had a material impact on gross margin as gross margin increased $1.1 million, while gross revenue increased $1.3 million for the quarter ended June 30, 2020 versus June 30, 2019.

Operating Expenses

Research and development expenses were $2.9 million for the six months ended June 30, 2020, as compared to $1.9 million for the six months ended June 30, 2019. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct, development of verbLIVE, plus enhancements to verbCRM and our core platform to facilitate native integrations with Salesforce, Microsoft, Adobe, and other channel partners.

Depreciation and amortization expenses were $719,000 for the six months ended June 30, 2020, as compared to $570,000 for the six months ended June 30, 2019. The increase is associated with an additional three months of amortization related to the intangible asset recorded as part of the acquisition of Verb Direct in April 2019 totaling $325,000, amortization of leasehold improvements related to our corporate headquarters, other depreciation and amortization attributed to Verb Direct, offset by lower amortization of intangible assets for the quarter ended June 30, 2020 versus the quarter ended June 30, 2019 due to the change in the value of the Verb Direct’s opening balance sheet.

General and administrative expenses for the six months ended June 30, 2020 were $7.5 million, as compared to $5.5 million for the six months ended June 30, 2019. The increase in general and administrative expenses is primarily related to general and administration expenses attributed to Verb Direct of $950,000, stock compensation expense of $465,000, labor related costs to support growth of $421,000, and increased facility costs associated with our corporate headquarters of $140,000.

Other income (expense), net, for the six months ended June 30, 2020 was $3.0 million, which was attributed to a change in the fair value of derivative liability of $3.3 million and other income (expense), net of $3,000, offset by interest expense for amortization of debt discount of ($274,000), and interest expense of ($74,000). Other income (expense), net, for the six months ended June 30, 2019 was $896,000, which was attributed to debt extinguishment of $2.2 million, a change in the fair value of derivative liability of $518,000, offset by interest expense for amortization of debt discount of ($1.6) million, financing costs of ($139,000), interest expense of ($83,000), and other income (expense), net of ($1,000).

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss	$(3,424,000)	$(2,343,000)	$(5,370,000)	$(5,351,000)

Adjustments:
Other (income) / expense, net	(9,000)	1,000	(3,000)	1,000
Stock compensation expense	1,609,000	1,236,000	2,552,000	2,087,000
Financing costs	-	55,000	-	139,000
Amortization of debt discount	137,000	572,000	274,000	1,626,000
Change in fair value of derivative liability	(1,228,000)	426,000	(3,320,000)	(518,000)
Debt extinguishment, net	-	(2,227,000)	-	(2,227,000)
Interest expense	39,000	43,000	74,000	83,000
Depreciation and amortization	357,000	567,000	719,000	570,000
Total EBITDA adjustments	905,000	673,000	296,000	1,761000
Modified EBITDA	$(2,519,000)	$(1,670,000)	$(5,074,000)	$(3,590,000)

The $849,000 decrease in modified EBITDA for the three months ended June 30, 2020 compared to the same period in 2019, resulted from the increase in research and development, labor related costs to support growth, increased facility costs associated with our corporate headquarters, and lower margin primarily attributed to lower non-digital revenue offset by an increase in digital revenue.

The $1.5 million decrease in modified EBITDA for the six months ended June 30, 2020 compared to the same period in 2019, resulted from increased research and development, and increase labor related costs to support growth increased facility costs associated with our corporate headquarters, and six months of Verb Direct general and administrative expenses for 2020 versus the three months of Verb Direct results in 2019, offset by an increase in gross margin.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $5.4 million during the six months ended June 30, 2020. We also utilized cash in operations of $4.7 million during the six months ended June 30, 2020. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Overview

As of June 30, 2020, we had cash of $1.4 million. We estimate our operating expenses for the next three months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

On July 24, 2020 we closed our public offering and received net proceeds of $12.3 million after deducting underwriting discounts and commissions and estimated offering expenses.

	As of June 30, 2020
	(unaudited)
	Actual	Pro Forma as Adjusted
Cash	$1,378,000	$13,712,000
Total Assets	$28,375,000	$40,709,000
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 3,246 issued and outstanding as of June 30, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 30,267,063 and 42,812,516 shares issued and outstanding as of June 30, 2020 and on a pro forma basis	$3,000	$4,000
Additional paid-in capital	71,399,000	83,732,000
Accumulated deficit	(61,955,000)	(61,955,000)
Total stockholders’ equity	$9,447,000	$21,781,000

Cash Flows – Operating

For the six months ended June 30, 2020, our cash flows used in operating activities amounted to $4.7 million, compared to cash used for the six months ended June 30, 2019 of $3.5 million. The change is attributed to the growth of the business, product development, inclusion of Verb Direct operating expenses, a change in accounts payable of ($522,000), and operating leases of ($96,000), all offset by an increase in gross margin, a change in accounts receivable of $408,000, deferred revenue and customer deposits of $246,000, plus pre-paid expenses and other assets of $105,000 compared to the six months ended June 30, 2019.

Cash Flows – Investing

For the six months ended June 30, 2020, our cash flows used in investing activities amounted to $317,000 compared to the cash used for the six months ended June 30, 2019 of $14.4 million. The change is attributed to the purchase of Verb Direct (formerly Sound Concepts) in April 2019 offset by fixed asset purchases associated with our new corporate headquarters in Newport Beach, California.

Cash Flows – Financing

Our cash provided by financing activities for the six months ended June 30, 2020 amounted to $5.4 million, which represented $4.4 million of net proceeds from the issuance of shares of our common stock, a paycheck protection program loan of $1.2 million, advances on future receipts of $728,000, and an economic injury disaster loan of $150,000, all offset by $1,006,000 of payments against advance on future receipts, and deferred offering costs of $150,000. Our cash provided by financing activities for the six months ended June 30, 2019 amounted to $17.8 million, which represented $18.6 million of net proceeds from the issuance of shares of our common stock, $1.0 million of proceeds from notes payable, $432,000 of proceeds from the issuance of convertible debt, $58,000 of unsecured related party debt, $45,000 of proceeds from warrant exercises, offset by $2.0 million paid in connection with convertible notes outstanding, $310,000 paid in connection with notes outstanding, and $58,000 paid in connection with related party notes outstanding.

Notes Payable – Related Parties

We have the following outstanding notes payable to related parties as of June 30, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2020
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000

Total notes payable – related parties					1,177,000
Non-current					-
Current					$1,177,000

(A)	On December 1, 2015, we issued a convertible note payable to Rory J. Cutaia, our Chief Executive Officer and then-majority stockholder, to consolidate all loans and advances made by Mr. Cutaia to our company as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and will mature on February 8, 2021, as amended.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of June 30, 2020, the outstanding principal balance of the note was $112,000.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to our company during the period December 2015 through March 2016. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and will mature on June 4, 2021.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at June 30, 2020

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000

Total deferred compensation payable – related parties, net			1,042,000
Non-current			(521,000)
Current			$521,000

(A)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer annual incentive compensation of $430,000 and $125,000, respectively, for services rendered. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(B)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer a bonus for the successful up-listing to The Nasdaq Capital Market and the acquisition of Verb Direct totaling $324,000 and $162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of these awards on January 10, 2021 and the remaining 50% on January 10, 2022.

Advance on Future Receipts

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2020

Note 3 (A)	June 30, 2020	February 25, 2020	10%	$506,000	$506,000
Note 4 (A)	June 30, 2020	February 25, 2020	10%	506,000	506,000
Total				$1,012,000	1,012,000
Debt discount					(284,000)
Net					$728,000

(A)	On June 30, 2019, we received two secured advances from an unaffiliated third party totaling $727,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from our operating account each banking day. The term of the agreement extends until the advances are paid in full. We may pay off either note for $446,000 if paid within 30 days of funding; for $465,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding.

Notes Payable

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$1,018,000	$1,018,000
Note B	May 15, 2020	May 15, 2030	3.75%	150,000	150,000
Total				$1,368,000	$1,368,000

(A)

On April 17, 2020, the Company received loan proceeds in the amount of $1,218,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020 as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

(B)

On May 15, 2020, the Company executed an unsecured loan with the U.S. Small Business Administration under the Economic Injury Disaster Loan program in the aggregate principal of $150,000, in exchange for net proceeds of $149,900. $100 of financing costs is included in the original principal amount. The loan is unsecured and payable over 30 years at an interest rate of 3.75%. Installment payments, including principal and interest, will begin on May 15, 2021.

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

Share-Based Payments

We account for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation, and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. We value our equity awards using the Black-Scholes option pricing model, and account for forfeitures when they occur.

Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. We estimate volatility using a blend of our own historical stock price volatility as well as that of market comparable entities since our common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the Securities and Exchange Commission Staff Bulletin No. 107’s Simplified Method for Estimate Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2020, we executed a binding Memorandum of Understanding with the lead plaintiff in the class action lawsuit to settle that action and release the claims asserted therein. The terms of the settlement are confidential pending submission to the court, and subject to several contingencies, including but not limited to court approval. We have established an appropriate reserve to account for the settlement.

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

To date, we have incurred recurring losses since inception. Our net loss was $15,918,000 for the year ended December 31, 2019, $12,127,000 for the year ended December 31, 2018 and $5,370,000 for the six months ended June 30, 2020. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 14,994,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of August 7, 2020, we had 2,866 shares of preferred stock outstanding that are convertible into 2,605,454 shares of common stock.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, we estimate that our executive officers and directors and their respective affiliates beneficially own approximately 12.6% of our outstanding voting stock as of August 7, 2020. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the state and federal courts in the State of Nevada shall be the exclusive forum for any litigation relating to our internal affairs, including, without limitation: (a) any derivative action brought on behalf of us, (b) any action asserting a claim for breach of fiduciary duty to us or our stockholders by any current or former officer, director, employee, or agent of us, or (c) any action against us or any current or former officer, director, employee, or agent of us arising pursuant to any provision of the Nevada Revised Statutes, the articles of incorporation, or the bylaws.

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act of 1933, as amended, or Securities Act, or Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the state and federal courts in the State of Nevada the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the state and federal courts in the State of Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. Finally, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On July 24, 2020, we received a letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us of the Staff’s determination that we had failed to comply with Listing Rule 5635(c), which requires shareholder approval prior to the issuance of securities when a stock option or purchase plan is to be established or materially amended pursuant to which stock may be acquired by officers, directors, employees or consultants, except for issuances to a person not previously an employee or director of us as an inducement material to the individual’s entering into employment with us as provided under Listing Rule 5635(c)(4), as further disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2020.

The Staff’s determination under Listing Rule 5635(c) related to (i) 19 separate option grants to purchase an aggregate of 601,000 shares of our common stock, or Option Grants, and (ii) 14 separate restricted stock grants to purchase an aggregate of 179,675 shares of our common stock, or Restricted Stock Grants. The Staff noted that the Option Grants to those persons who were current employees and contractors were not eligible for the exception provided by Listing Rule 5635(c)(4). The Staff also noted that with respect to the Option Grants to individuals who otherwise would have fallen within the exception provided under Listing Rule 5635(c)(4), we had failed to comply with the terms of the exception by not promptly disclosing in a press release the material terms of the grant, including the recipient(s) of the grant and the number of shares involved.

We submitted to Nasdaq a plan to regain compliance, or the Plan of Compliance, with Listing Rule 5635(c). Under the Plan of Compliance, the 601,000 shares of common stock in respect of the Option Grants and the 179,675 shares of common stock in respect of the Restricted Stock Grants (i.e., an aggregate of 780,675 shares of common stock) will be removed from award eligibility under our 2019 Omnibus Incentive Plan. As a result, 1,865,707 shares of our common stock remain available for awards under the 2019 Omnibus Incentive Plan.

On August 6, 2020, we received notice from the Staff that we have regained compliance with Listing Rule 5635(c) and this matter is now closed.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: August 14, 2020	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer
(Principal Accounting Officer)

