Form 10-Q
period 2020-09-30
Verb Technology Company, Inc.
filed 2020-11-16
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of Registrant as Specified in its Charter)

Nevada	90-1118043
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

782 S. Auto Mall Drive American Fork, Utah	84003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value Common Stock Purchase Warrants	VERB VERBW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

As of November 10, 2020, there were 46,693,790 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$10,722,000	$983,000
Accounts receivable, net of allowance of $216,000 and $230,000, respectively	1,353,000	1,271,000
Inventory, net of allowance of $30,000 and $2,000, respectively	12,000	103,000
Prepaid expenses	675,000	236,000
Total current assets	12,762,000	2,593,000

Right-of-use assets, net of accumulated amortization of $756,000 and $349,000 respectively	2,868,000	3,275,000
Property and equipment, net of accumulated depreciation of $294,000 and $164,000, respectively	907,000	720,000
Intangible assets, net of accumulated amortization of $1,953,000 and $975,000 respectively	6,270,000	5,365,000
Goodwill (including provisional goodwill of $3,362,000 at September 30, 2020)	19,699,000	16,337,000
Other assets	69,000	69,000

Total assets	$42,575,000	$28,359,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,346,000	$4,338,000
Accrued officers’ salary	207,000	207,000
Accrued interest (including $87,000 and $82,000 payable to related parties)	95,000	82,000
Advance on future receipts, net of discount of $176,000 and $274,000, respectively	418,000	732,000
Notes Payable	1,885,000	-
Notes payable - related party	1,177,000	112,000
Operating lease liability, current	595,000	391,000
Deferred incentive compensation to officers, current	521,000	-
Contract liabilities and customer deposits	685,000	306,000
Derivative liability	4,545,000	5,048,000

Total current liabilities	15,474,000	11,216,000

Long Term liabilities:
Notes payable, non-current	1,458,000	-
Note payable - related party, non-current	-	1,065,000
Deferred incentive compensation to officers, non-current	521,000	1,042,000
Deferred payroll taxes	247,000	-
Operating lease liability, non-current	3,101,000	3,591,000
Total liabilities	20,801,000	16,914,000

Commitments and contingencies

Stockholders’ equity
Class A units, 100 shares authorized, 100 issued and outstanding as of September 30, 2020	-	-
Class B units, 2,642,159 shares authorized, 2,642,159 issued and outstanding as of September 30, 2020	3,065,000	-
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 2,406 and 4,396 issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 46,663,790 and 24,496,197 shares issued and outstanding as of September 30, 2020 and December 31, 2019	5,000	2,000
Additional paid-in capital	87,979,000	68,028,000
Accumulated deficit	(69,275,000)	(56,585,000)

Total stockholders’ equity	21,774,000	11,445,000

Total liabilities and stockholders’ equity	$42,575,000	$28,359,000

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Statement of Operations
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Revenue
SaaS recurring subscription revenue	$1,478,000	$953,000	$3,809,000	$1,820,000
Other Digital	360,000	485,000	1,166,000	1,081,000
Welcome kits and fulfillment	836,000	1,164,000	2,277,000	2,948,000
Shipping	186,000	271,000	614,000	766,000
Total revenue	2,860,000	2,873,000	7,866,000	6,615,000

Cost of revenue
SaaS and other digital	349,000	221,000	843,000	427,000
Welcome kits and fulfillment	768,000	990,000	2,106,000	2,375,000
Shipping	188,000	280,000	554,000	761,000
Total cost of revenue	1,305,000	1,491,000	3,503,000	3,563,000

Gross margin	1,555,000	1,382,000	4,363,000	3,052,000

Operating Expenses:
Research and development	2,407,000	1,214,000	5,308,000	3,113,000
Depreciation and amortization	388,000	518,000	1,108,000	1,025,000
General and administrative	6,655,000	3,292,000	14,187,000	8,803,000
Total operating expenses	9,450,000	5,024,000	20,603,000	12,941,000

Loss from operations	(7,895,000)	(3,642,000)	(16,240,000)	(9,889,000)

Other income (expense), net
Other income (expense), net	(2,000)	(9,000)	1,000	(10,000)
Financing costs	(248,000)	(1,486,000)	(248,000)	(1,625,000)
Interest expense - amortization of debt discount	(110,000)	(21,000)	(384,000)	(1,647,000)
Change in fair value of derivative liability	975,000	2,802,000	4,295,000	3,320,000
Debt extinguishment, net	-	(691,000)	-	1,536,000
Interest expense	(40,000)	(68,000)	(114,000)	(151,000)
Total other income, net	575,000	527,000	3,550,000	1,423,000

Net loss	(7,320,000)	(3,115,000)	(12,690,000)	(8,466,000)

Deemed dividends to Series A stockholders	-	-	(3,951,000)	-

Net loss to common stockholders	$(7,320,000)	$(3,115,000)	$(16,641,000)	$(8,466,000)

Net loss per share to common stockholders - basic and diluted	$(0.18)	$(0.13)	$(0.51)	$(0.44)
Weighted average number of common shares outstanding - basic and diluted	41,216,642	23,155,801	32,375,054	19,038,802

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Class A Units		Class B Units		Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	-	$-	-	$-	4,396	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000
Sale of common stock from private placement	-	-	-	-	-	-	4,237,833	1,000	4,443,000	-	4,444,000
Sale of common stock from public offering	-	-	-	-	-	-	12,545,453	2,000	12,335,000	-	12,337,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,965,594	-	2,165,000	-	2,165,000
Fair value of warrants issued to Series A Preferred stockholders	-	-	-	-	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	-	-	-	-	(1,990)	-	1,405,274	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	962,583	-	1,126,000	-	1,126,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	1,050,856	-	2,211,000	-	2,211,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,463,000	-	1,463,000
Extinguishment of derivative liability	-	-	-	-	-	-	-	-	159,000	-	159,000
Class A units issued upon incorporation of Verb Acquisition Co.	100	-	-	-	-	-	-	-	-	-	-
Fair value of Class B units issued for the acquisition of Ascend Certification	-	-	2,642,159	3,065,000	-	-	-	-	-	-	3,065,000
Net loss	-	-	-	-	-	-	-	-	-	(12,690,000)	(12,690,000)
Balance at September 30, 2020	100	$-	2,642,159	$3,065,000	2,406	$-	46,663,790	$5,000	$87,979,000	$(69,275,000)	$21,774,000

	Class A Units		Class B Units		Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2020	-	$-	-	$-	3,246	$-	30,267,063	$3,000	$71,399,000	$(61,955,000)	$9,447,000
Sale of common stock from public offering	-	-	-	-	-	-	12,545,453	2,000	12,335,000	-	12,337,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,965,594	-	2,165,000	-	2,165,000
Conversion of Series A Preferred to common stock	-	-	-	-	(840)	-	663,341	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	193,533	-	230,000	-	230,000

Fair value of vested restricted stock awards	-	-	-	-	-	-	1,028,806	-	1,002,000	-	1,002,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	689,000	-	689,000
Extinguishment of derivative liability	-	-							159,000	-	159,000
Class A units issued upon incorporation of Verb Acquisition Co.	100	-	-	-	-	-	-	-	-	-	-
Fair value of Class B Units issued for the acquisition of Ascend Certification	-	-	2,642,159	3,065,000	-	-	-	-	-	-	3,065,000
Net loss	-	-	-	-	-	-	-	-	-	(7,320,000)	(7,320,000)
Balance at September 30, 2020	100	$-	2,642,159	$3,065,000	2,406	$-	46,663,790	$5,000	$87,979,000	$(69,275,000)	$21,774,000

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preferred Stock		Common Stock			Additional Paid-in	Accumulated
	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	-	-	$-	12,055,491	$1,000	35,611,000	$(40,667,000)	$(5,055,000)

Sale of common stock from public offering	-	-	-	6,549,596	1,000	18,362,000	-	18,363,000
Fair value of common stock issued for acquisition	-	-	-	3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	-	-	-	4,142	-	10,000	-	10,000
Fair value of common stock and warrants issued to settle notes payable	-	-	-	598,286	-	1,410,000	-	1,410,000
Fair value of common stock upon conversion of convertible debt	-	-	-	182,333	-	410,000	-	410,000
Common shares issued upon of warrants	-	-	-	173,714	-	45,000	-	45,000
Common stock upon issuance on convertible debt	-	-	-	25,272	-	182,000	-	182,000
Fair value of vested stock options	-	-	-	-	-	1,950,000	-	1,950,000
Issuance of Series A convertible preferred stock	-	5,030	-	-	-	4,688,000	-	4,688,000
Fair value of warrants issues with Series A convertible preferred stock	-	-	-	-	-	(4,688,000)	-	(4,688,000)
Fair value of common shares issued for services		-	-	354,288	-	930,000	-	930,000
Issuance of fractional shares	-	-	-	139,036	-	-	-	-
Net loss	-	-	-	-	-	-	(8,466,000)	(8,466,000)
Balance at September 30, 2019	-	5,030	$-	23,409,949	$2,000	66,730,000	$(49,133,000)	$17,599,000

						Additional
	Preferred Stock		Common Stock			Paid-in	Accumulated
	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2019	-	-	$-	22,655,185	$2,000	$64,617,000	$(46,018,000)	$18,601,000

Sale of common stock from public offering	-	-	-	-	-	(90,000)	-	(90,000)
Fair value of common stock issued to settle accounts payable	-	-	-	598,286	-	1,410,000	-	1,410,000
Fair value of vested stock options and warrants		-	-	-	-	591,000	-	591,000
Fair value of common shares issued for services	-	-	-	156,478	-	202,000	-	202,000
Issuance Series A convertible preferred stock	-	5,030	-	-	-	4,688,000	-	4,688,000
Fair value warrants issued with Series A convertible preferred stock	-	-	-	-	-	(4,688,000)	-	(4,688,000)
Net loss	-	-	-	-	-	-	(3,115,000)	(3,115,000)
Balance at September 30, 2019	-	5,030	$-	23,409,949	$2,000	$66,730,000	$(49,133,000)	$17,599,000

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended
	September 30, 2020	September 30, 2019

Operating Activities:
Net loss	$(12,690,000)	$(8,466,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options and warrants	4,796,000	2,880,000
Financing costs	248,000	1,625,000
Amortization of debt discount	384,000	1,647,000
Change in fair value of derivative liability	(4,295,000)	(3,320,000)
Debt extinguishment, net	-	(1,536,000)
Depreciation and amortization	1,108,000	1,025,000
Amortization of right-of-use assets	407,000	150,000
Allowance for inventory	28,000	5,000
Allowance for doubtful accounts	(14,000)	31,000
Effect of changes in assets and liabilities:
Accounts receivable	152,000	(278,000)
Prepaid expenses	(175,000)	37,000
Inventory	63,000	90,000
Other assets	-	(41,000)
Accounts payable, accrued expenses, and accrued interest	646,000	280,000
Operating lease liability	(286,000)	(109,000)
Deferred revenue and customer deposits	(162,000)	(526,000)
Net cash used in operating activities	(9,790,000)	(6,506,000)

Investing Activities:
Cash paid upon acquisition of subsidiary	-	(15,000,000)
Cash acquired upon acquisition of subsidiary	229,000	557,000
Purchase of property and equipment	(317,000)	(134,000)
Net cash used by investing activities	(88,000)	(14,577,000)

Financing Activities:
Proceeds from sale of common stock	16,781,000	18,524,000
Proceeds from sale of preferred stock	-	4,688,000
Proceeds from issuance of notes payable	1,367,000	1,300,000
Advances on future receipts	728,000	-
Proceeds from convertible note payable	-	432,000
Proceeds from related party notes payable	-	58,000
Proceeds from warrant exercise	2,165,000	45,000
Payment of convertible notes payable	-	(2,025,000)
Payment of notes payable	-	(630,000)
Payment of related party notes payable	-	(58,000)
Payment of advances of future receipts	(1,424,000)	-
Net cash provided by financing activities	19,617,000	22,334,000

Net change in cash	9,739,000	1,251,000

Cash - beginning of period	983,000	634,000

Cash - end of period	$10,722,000	$1,885,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$100,000	$146,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of note payable upon acquisition of subsidiary	$1,885,000	$-
Fair value of common stock issued for subscription agreement	$340,000	$-
Fair value of restricted awards returned	$485,000	$-
Fair value of class B units issued upon acquisition of subsidiary	$3,065,000	$-
Fair value of common stock issued upon acquisition of subsidiary	$-	$7,820,000
Conversion of note payable and accrued interest to common stock	$-	$1,184,000
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$3,951,000	$6,561,000
Fair value of warrants issued and beneficial conversion feature to extinguish debt	$-	$719,000
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$-	$592,000
Offset of deferred offering costs to proceeds received	$-	$162,000
Common stock issued to settle accounts payable	$-	$10,000
Lease assets and liabilities recorded upon adoption of ASC 842	$-	$1,856,000
Assets acquired from the acquisition of subsidiary	$449,000	$3,364,000
Liabilities assumed from the acquisition of subsidiary	$743,000	$3,221,000

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine months ended September 30, 2020 and 2019

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

On April 21, 2017, we changed our corporate name from bBooth, Inc. to nFüsz, Inc. The name change was effected through a parent/subsidiary short-form merger of nFüsz, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us.

On February 1, 2019, we changed our corporate name from nFüsz, Inc. to Verb Technology Company, Inc. The name change was effected through a parent/subsidiary short-form merger of Verb Technology Company, Inc., our wholly-owned Nevada subsidiary, formed solely for the purpose of the name change, with and into us.

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

Nature of Business

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application, verbLEARN, our Learning Management System application, and verbLIVE, our Live Stream eCommerce application.

We also provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We designed and printed welcome kits and starter kits for their marketing needs and provided fulfillment services, which consisted of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events, and product sample packs that verbCRM users order through the app for automated delivery and tracking to their customers and prospects. We use the term “client” and “customer” interchangeably.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 filed with the SEC on June 4, 2020. The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Verb Technology Company, Inc., Verb Direct, LLC, its wholly owned subsidiary, and Verb Acquisition Co, LLC, its wholly owned subsidiary. Intercompany transactions have been eliminated in the consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2020, the Company incurred a net loss of $12,690,000 and used cash in operations of $9,790,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2020, we had cash on hand of $10,772,000. We believe we have sufficient cash to sustain operations through September 2021. Our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. As of September 30, 2020, we had no customers that accounted for 10% of our accounts receivable individually. As of December 31, 2019, we had one customer that accounted for 10% of our accounts receivable individually and in aggregate. As of September 30, 2020 and 2019, we had no customers who accounted for 10% or more of our revenues.

As of September 30, 2020, we had two vendors that accounted for 10% or more of our accounts payable individually and 38% in aggregate. As of December 31, 2019, we had one vendor that accounted for 10% or more of our accounts payable individually and in aggregate. As of September 30, 2020 and 2019, we had one vendor that accounted 10% or more of our purchases.

Reclassifications

Certain revenue amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications consist of reclassification of digital revenue between SaaS recurring subscription revenue and other digital revenue to provide additional clarity. These reclassifications had no effect to the previously reported net loss.

Revenue Recognition

The Company derives its revenue primarily from subscriptions to its digital SaaS application services, though it also derives revenue from certain non-digital services, such as printing and fulfillment services, the Company provides to some of its larger enterprise clients. The subscription revenue from the application services are recognized over the life of the subscription contracts and any extensions thereto. While the Company has been offering subscription services for a limited period of time, to date, the Company estimates the life of the subscription period to be approximately 36 months. The Company also charges customers setup, design, and installation fees for the development of websites among other associated and complimentary services. These fees are accounted as part of deferred revenue and amortized over the estimated life of the agreement. Amounts related to shipping and handling that are billed to customers are reflected as part of non-digital revenue, and the related costs are reflected in cost of non-digital revenue in the accompanying Statements of Operations.

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

The control of products we sell transfers to our customers upon the digital delivery of access to our applications, and our performance obligations are satisfied at that time. Shipping and handling activities for our non-digital services are performed before the customer obtains control of the goods and, therefore, represent a fulfillment activity rather than promised goods to the customer. Payment for sales are generally made by check, credit card, or wire transfer. Historically, we have not experienced any significant payment delays from customers.

We allow returns within 30 days of purchase from end-users. Our customers may return purchased products to us under certain circumstances.

Design assets of the websites and applications are recognized when the work is completed. Licensing revenue is recognized over the estimated subscription period.

A description of our principal revenue generating activities is as follows:

SaaS recurring subscription revenue – represents digital subscription-based SaaS recurring revenue associated with verbCRM, verbLEARN, and verbLIVE. The revenue is recognized over the subscription period.

Other Digital – represents digital non-subscription-based revenue consisting of product sample revenue as well as design fees generated through or in connection with our applications. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

Welcome kits and fulfilment – We offer design and printing services to certain of our larger clients who request corporate starter kits for their new sales reps, and fulfillment of various customer products that our clients use for their marketing needs. The revenue is recognized upon completion and shipment of the starter kits or fulfillment products to the customer.

Shipping – We charge our customers the costs plus a markup related to the shipping of their welcome kits and fulfillment products. The revenue is recognized when the corresponding welcome kits or fulfillment products are shipped.

Contract Liabilities

Contract liabilities represents consideration received from customers under a revenue contract but the Company has not yet delivered or completed its performance obligation to the customer.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. As of September 30, 2020, and 2019, the Company had total outstanding options of 5,099,038 and 2,914,641, respectively, and warrants of 13,351,245 and 11,132,960, respectively, outstanding restricted stock awards of 2,908,530 and 0, and 2,642,159 shares common shares potentially issuable from our Class B Units that were issued in August 2020, were excluded from the computation of net loss per share because they are anti-dilutive.

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

The acquisition of Verb Acquisition Co formerly Ascend Certification, occurred on September 4, 2020. The Company will perform its first impairment test in fiscal 2021.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Based on Management’s assessment, there were no indicators of impairment at September 30, 2020 or December 31, 2019.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective July 1, 2024, for the Company. Early adoption is permitted, but no earlier than July 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	ACQUISITIONS

a.	ACQUISITION OF VERB DIRECT

On April 12, 2019, Verb completed its acquisition of Verb Direct (formerly known as Sound Concepts, Inc.) on the terms set forth in the Merger Agreement. At the effective time of the merger, each share of Sound Concepts Capital Stock issued and outstanding immediately prior to the effective time was cancelled in exchange for a cash payment by Verb of an aggregate of $15,000,000, and the issuance of an aggregate of 3,327,791 restricted shares of Verb’s Common Stock with a fair value of $7,820,000 at the closing date of the transaction for a total purchase price of $22,820,000.

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

During the nine months ended September 30, 2020, the Company recorded amortization expense of $945,000. As of September 30, 2020, the remaining unamortized balance of the intangible assets was $4,420,000.

Subsequent to its acquisition, Verb Direct recognized revenues in the aggregate of $7.7 million and $6.6 million during the nine months ended September 30, 2020 and 2019, respectively and $2.8 million and $2.9 million during the three months ended September 30, 2020 and 2019, respectively.

b.	ACQUISITION OF ASCEND CERTIFICATION

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Ascend Certification, LLC, dba SoloFire (“SoloFire”), the sellers party thereto (collectively, the “Sellers”), and Steve Deverall, solely in his capacity as the seller representative, under which Sellers agreed to sell their entire interest in SoloFire, representing all of the outstanding limited liability company membership interests of SoloFire, to Verb Acquisition for a base purchase price of $5,700,000, subject to certain post-closing adjustments totaling $750,000 for an adjusted purchase price of $4,950,000. As a result, Verb Acquisition issued to the Sellers an amended promissory note of $1,885,000 and 2,642,159 Class B Units of Verb Acquisition which are exchangeable for 2,642,159 shares of Verb’s Common Stock with an estimated fair value of $3,065,000 (see Note 16) for a total purchase price of $4,950,000. The promissory note is unsecured, bears interest at a rate of 0.14% per annum and will mature in October 2020. The amended promissory note was paid in full on October 1, 2020.

The acquisition was intended to augment and diversify Verb’s SaaS business. Key factors that contributed to the recorded provisional goodwill and intangible assets in the aggregate of $5,245,000 were the opportunity to consolidate and complement existing operations of Verb, certain software and customer list, and the opportunity to generate future synergies within the SaaS business.

Verb is required to allocate the purchase price to the acquired tangible assets, identifiable intangible assets, and assumed liabilities based on their fair values. At the date of the acquisition and of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets assumed and liabilities acquired and the provisional purchase price allocation on the date of acquisition:

Assets Acquired:
Cash	$229,000
Accounts receivable	219,000	$448,000
Liabilities Assumed:
Current liabilities	(653,000)
Long-term liabilities	(90,000)	(743,000)
Intangible assets (provisional)		1,883,000
Goodwill (provisional)		3,362,000
Purchase Price		$4,950,000

The provisional goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Goodwill is not amortized but will be tested for impairment on an annual basis.

The provisional intangible assets, which consist of developed technology of $1,700,000 are being amortized over 5-years, customer relationships of $120,000 are being amortized over 3 years, non-competition clause of $60,000 is being amortized over 3 years, and domain names of $3,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

During the nine months ended September 30, 2020, the Company recorded amortization expense of $33,000. As of September 30, 2020, the remaining unamortized balance of the intangible assets was $1,850,000.

The following comparative unaudited statements of operations present the Company’s results of operations after giving effect to the purchase of Verb Direct and SoloFire based on the historical financial statements of the Company and Verb Direct and SoloFire. The unaudited pro forma statements of operations for the nine and three months ended September 30, 2020 and 2019 give effect to the transaction to the merger as if it had occurred on January 1, 2019.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(Proforma unaudited)	(Proforma unaudited)	(Proforma unaudited)	(Proforma, unaudited)
SaaS recurring subscription revenue	$1,661,000	$1,201,000	$4,511,000	$3,383,000
Other digital revenue	360,000	485,000	1,166,000	1,354,000
Welcome kits and fulfilment	836,000	1,164,000	2,277,000	5,213,000
Shipping	186,000	271,000	614,000	1,443,000
Total Revenue	3,043,000	3,121,000	8,568,000	11,393,000

Cost of revenue	1,344,000	1,548,000	3,661,000	5,951,000

Gross margin	1,699,000	1,573,000	4,907,000	5,442,000

Operating expenses	(9,771,000)	(5,353,000)	(21,615,000)	(16,100,000)

Other income, net	574,000	526,000	3,550,000	1,406,000

Net loss	$(7,498,000)	$(3,254,000)	$(13,158,000)	$(9,252,000)

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019.

	September 30, 2020 (unaudited)	December 31, 2019

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	40,000	39,000
Leasehold improvement	1,057,000	741,000
Total property and equipment	1,201,000	884,000
Accumulated depreciation	(294,000)	(164,000)
Total property and equipment, net	$907,000	$720,000

Depreciation expense amounted to $130,000 and $35,000 for nine months ended September 30, 2020 and 2019, respectively.

5.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

In addition, the Company leases offices located in Newport Beach, California under a lease with a term of 94 months. The average monthly base rent for the first 12 months of the Lease is approximately $7,000 after rent abatement. For the next 82 months of the Lease, the average monthly base rent will be approximately $39,000. As part of the agreement, the landlord provided leasehold incentive of $572,000 for the construction of the leasehold improvements. Pursuant to ASC 842, the lease incentive of $572,000 was recorded as a part of leasehold improvements and a reduction to the right of use assets. The Lease commenced in August 2019.

As September 30, 2020 and December 31, 2019, the Company had recorded right of use assets of $2,868,000 and $3,275,000, respectively, net of amortization. As September 30, 2020 and December 31, 2019, the Company had recorded lease liabilities of $3,696,000 and $3,982,000, respectively, related to these leases.

	Period Ended September 30, 2020 (unaudited)	Period Ended September 30, 2019 (unaudited)
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$524,000	$281,000

Other information

Cash paid for amounts included in the measurement of lease liabilities	$383.000	$281,000
Weighted average remaining lease term – operating leases (in years)	4.70	5.44
Average discount rate – operating leases	4.0%	4.0%

	September 30, 2020 (unaudited)	December 31, 2019
Operating leases
Right-of-use assets, net of amortization of $756,000 and $349,000, respectively	$2,868,000	$3,275,000

Short-term operating lease liabilities	$595,000	$391,000
Long-term operating lease liabilities	3,101,000	3,591,000
Total operating lease liabilities	$3,696,000	$3,982,000

6.	ADVANCE OF FUTURE RECEIPTS

The Company has the following advances on future receipts as of September 30, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2020	Balance at December 31, 2019

Note 1	December 24, 2019	June 30, 2020	10%	$506,000	$-	$503,000
Note 2	December 24, 2019	June 30, 2020	10%	506,000	-	503,000
Note 3	June 30, 2020	February 25, 2021	10%	506,000	297,000	-
Note 4	June 30, 2020	February 25, 2021	10%	506,000	297,000	-
Total				$1,012,000	594,000	1,006,000
Debt discount					(176,000)	(274,000)
Net					$418,000	$732,000

Note 1 and 2

On December 24, 2019, the Company received two secured advances from an unaffiliated third party totaling $728,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party auto withdrew an aggregate of $6,000 from the Company’s operating account each banking day. The term of the agreement extended until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note. These advances were secured by the Company’s tangible and intangible assets.

The Company accounted these advances on future receipts as a liability pursuant to current accounting guidelines. As a result, the Company recorded a liability of $1,012,000 to account for the future receipts sold and a debt discount of $285,000 to account for the difference between the future receipts sold and the cash received. The debt discount was being amortized over the term of the agreement. As of December 31, 2019, outstanding balance of the advances amounted to $1,006,000 and the unamortized debt discount of $274,000.

During the period ended September 30, 2020, the Company paid the entire amount due of $1,006,000 and amortized the corresponding debt discount for $274,000.

Note 3 and 4

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

During the period ended September 30, 2020, the Company paid $418,000 the balance outstanding and amortized $108,000 of the debt discount. As of September 30, 2020 outstanding balance of the notes amounted to $594,000 and the unamortized balance of the debt discount was $176,000.

7.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of September 30, 2020 and December 31, 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2020	Balance at December 31, 2019
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Total notes payable – related parties					1,177,000	1,177,000
Non-current					-	(1,065,000)
Current					$1,177,000	$112,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and will mature on February 8, 2021, as amended.

As of September 30, 2020, and December 31, 2019, the outstanding balance of the note amounted to $825,000, respectively.

(B)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017.

As of September 30, 2020, and December 31, 2019, the outstanding principal balance of the note amounted to $112,000, respectively. As of September 30, 2020, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of September 30, 2020, and December 31, 2019, the outstanding balance of the note amounted to $240,000, respectively.

Total interest expense for notes payable to related parties was $106,000 for nine months ended September 30, 2020 and 2019, respectively. The Company paid $100,000 and $96,000 in interest for the nine months ended September 30, 2020 and 2019, respectively.

8.	NOTES PAYABLE

The Company has the following notes payable as of September 30, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$1,218,000	$1,218,000
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	90,000	90,000
Note D	September 4, 2020	October 1, 2020	0.14%	1,982,000	1,885,000
Total notes payable				3,440,000	3,343,000
Non-current				1,458,000	1,458,000
Current				$1,982,000	$1,885,000

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

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

(C)

On May 1, 2020, SoloFire received loan proceeds in the amount of $90,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020 as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

(D)

  On September 4, 2020, Verb Acquisition issued a note payable to the owners of SoloFire, in the amount of $1,982,000, as part of the consideration related to the acquisition of SoloFire. The note bears interest at a rate of 0.14% per annum, with a maturity date of October 1, 2020.

Effective September 30, 2020, the note was amended to $1,885,000 to account for contractual working capital adjustments. All other terms remain the same. On October 1, 2020, Verb Acquisition paid off the note in full.

9.	DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at September 30, 2020	Balance at December 31, 2019

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000	163,000

Total			1,042,000	1,042,000
Non-current			(521,000)	(1,042,000)
Current			$521,000	$-

(A)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer Annual Incentive Compensation of $430,000 and 125,000, respectively for services rendered. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to these Employees. The Company will pay 50% of the Annual Incentive Compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(B)

On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer a bonus for the successful up-listing to Nasdaq and the acquisition of Verb Direct during fiscal 2019, totaling $324,000 and $162,000, respectively. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to these Employees. The Company will pay 50% of the Nasdaq up-listing award on January 10, 2021 and the remaining 50% on January 10, 2022.

10.	CONVERTIBLE SERIES A PREFERRED STOCK AND WARRANT OFFERING

On August 14, 2019, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Preferred Purchasers”), pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Preferred Stock (which, at the initial conversion price, are convertible into an aggregate of up to approximately 3.87 million shares of Common Stock) and warrants (the “August Warrants”) to purchase up to an equivalent number of shares of Common Stock. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and granted the August Warrants to purchase up to 3,245,162 shares of Common Stock in connection therewith. We received proceeds of $4,688,000, net of direct costs of $342,000.

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

During the three months ended September 30, 2020, 1,990 shares of Preferred Stock were converted into 1,405,274 shares of Common Stock. As of September 30, 2020, 2,406 shares Series A Preferred stock are outstanding and potentially convertible into approximately 2.2 million shares of Common Stock.

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

During the period ended September 30, 2020, the Company recorded a derivative liability of $3,951,000 as a result of the issuance of 2,303,861 warrants to acquire common stock to Series A Preferred stockholders (see Note 12). The Company also recorded a change in fair value of ($4,295,000) to account for the changes in the fair value of these derivative liabilities during the nine months ended September 30, 2020. In addition, 95,000 shares of the Series A warrants that were accounted as derivative liability were exercised. As result, the Company computed the fair value of the corresponding derivate liability one last time which amounted to $159,000 and the pursuant to current accounting guidelines, the extinguishment was accounted as part of equity.

At September 30, 2020, the fair value of the derivative liability amounted to $4,545,000. The details of derivative liability transactions as of and for the periods ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Beginning Balance	$5,048,000	$2,576,000
Fair value upon issuance of notes payable and warrants	3,951,000	6,561,000
Change in fair value	(4,295,000)	(3,320,000)
Extinguishment	(159,000)	(2,227,000)
Ending Balance	$4,545,000	$3,591,000

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	September 30, 2020	Upon Issuance	December 31, 2019
Stock Price	$1.08	$1.70	$1.55
Exercise Price	$1.62	$1.55	$1.88
Expected Life	2.78	5.0	3.53
Volatility	107%	212%	216%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.14%	2.47%	1.64%

Fair Value	$4,545,000	$3,951,000	$5,048,000

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

12.	EQUITY TRANSACTIONS

The Company’s Common Stock activity for the nine months ended September 30, 2020 is as follows:

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

Shares Issued as Part of the Company’s Public Offering

On July 24, 2020, the Company concluded its public offering pursuant to a registration statement on Form S-1 (File No. 333-239055) and issued and sold 12,545,453 shares of Common Stock (which included 1,636,363 shares of Common Stock sold pursuant to the exercise by the underwriters of an overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and direct offering expenses was $12,337,000.

Shares Issued for Services

During the nine months ended September 30, 2020, the Company issued 962,583 shares of Common Stock to vendors for services rendered and to be rendered with a fair value of $1,126,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

13.	RESTRICTED STOCK AWARDS

Pursuant to the Company’s December 2019 Omnibus Incentive Plan, a summary of restricted stock award activity for the nine months ended September 30, 2020 is presented below.

			Weighted- Average Grant Date
	Shares	Fair Value	Fair Value

Non-vested at December 31, 2019	1,486,354	$2,021,000	$1.36
Granted	2,871,471	3,379,000	1.18
Vested/deemed vested	(1,050,856)	(2,696,000)	1.26
Returned	(336,533)	485,000	1.31
Forfeited	(61,906)	(91,000)	1.47
Non-vested at September 30, 2020	2,908,530	$3,544,000	$1.22

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

During the period ended September 30, 2020, the Company granted an additional 2,871,471 shares of its restricted stock to employees and members of Board of Directors. The Restricted Stock Awards vest in various dates, starting on grant date up to July 2024. These Restricted Stock Awards were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $3,379,000, which is being amortized as stock compensation expense over its vesting term.

During the period ended September 30, 2020 336,533 shares granted to various employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting $485,000. Pursuant to current accounting guidelines, the Company accounted the return of the 336,533 shares and the payment of $485,000 for income and payroll taxes paid on behalf the employees as a reduction in additional paid in capital.

The total fair value of restricted stock award that vested or deemed vested during the nine months ended September 30, 2020 was $2,696,000 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2020, the amount of unvested compensation related to issuances of restricted stock award was $3,544,000 which will be recognized as an expense in future periods as the shares vest.

14.	STOCK OPTIONS

Effective October 16, 2014, the Company adopted the 2014 Stock Option Plan (the “2014 Plan”) under the administration of the board of directors to retain the services of valued key employees and consultants of the Company.

At its discretion, the Company grants share option awards to certain employees and non-employees under the Plan and accounts for it in accordance with ASC 718, Compensation – Stock Compensation.

A summary of option activity for the nine months ended September 30, 2020 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2019	4,233,722	$1.73	2.54	$995,000
Granted	1,035,637	1.37	-	-
Forfeited	(170,321)	3.53	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2020	5,099,038	$1.59	2.54	$-

Vested September 30, 2020	2,563,321	$1.89		$-

Exercisable at September 30, 2020	1,644,015	$2.16		$-

At September 30, 2020, there was no intrinsic value as the exercise price of these stock options were greater than the market price.

During the nine months ended September 30, 2020 the Company granted stock options to employees to purchase a total of 1,035,637 shares of Common Stock for services to be rendered. The options have an average exercise price of $1.37 per share, expire in five years, and cliff vest over a period of 0.4 to 4 years from the grant date. The total fair value of these options at the grant date was approximately $1,242,000 using the Black-Scholes Option pricing model.

The total stock compensation expense recognized relating to vesting of stock options for the nine months ended September 30, 2020 amounted to $1,215,000. As of September 30, 2020, total unrecognized stock-based compensation expense was $3.8 million, which is expected to be recognized as part of operating expense through August 2024.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

Nine months ended September 30,
	2020	2019
Risk-free interest rate	0.17% - 0.39%	1.55% - 2.75%
Average expected term	1 to 5 years	3.6 to 5 years
Expected volatility	270.10 - 270.57%	180 – 275.29%
Expected dividend yield	-	-

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

15.	WARRANTS

The Company has the following warrants outstanding as of September 30, 2020, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	10,930,991	$3.07	4.25	$-
Granted	4,630,654	1.17	-	-
Forfeited	(244,800)	3.53	-	-
Exercised	(1,965,594)	1.10	-	-
Outstanding at September 30, 2020, all vested	13,351,251	$2.50	3.63	$-

At September 30, 2020, there was no intrinsic value as the exercise price of these stock warrants were greater than the market price.

During the period ended September 30, 2020, the Company granted 416,199 warrants to a consultant as part of a private placement offering and 2,303,861 warrants to Series A stockholders (see Note 12). In addition, the Company also granted warrants to certain shareholders to purchase 1,910,594 shares of common stock as part of settlement with regards to the Company’s public offering that occurred in July 2020 (see Note 12) . The warrants are fully vested upon grant, exercisable at $1.10 per share, expire in 0.01 year with an estimated fair value of $248,000 using the Black-Scholes Option pricing model. The Company accounted the estimated fair value of $248,000 as a financing costs.

During the period ended September 30, 2020, a total of 1,965,594 warrants were exercised into 1,965,594 shares of Common Stock at a weighted average exercise price of $1.10. The Company received cash of $2,165,000 upon exercise of the warrants.

16.	ISSUANCE OF CLASS A and B UNITS

a.	Class A Units – during the period ended September 30, 2020, Verb Acquisition issued 100 Class A units to the Company as part of the organization of Verb Acquisition. The Class A Units have the following rights and privileges:

1.	Priority on distributions;
2.	Ability to remove the manager;
3.	Drag-along rights;
4.	Power to dissolve Verb Acquisition provided that a majority of the Class B Units also approve the dissolution;
5.	Ability to appoint a liquidator to wind up the affairs of Verb Acquisition;
6.	Entitled to distributions;
7.	Approve board appointments; and
8.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class B Units also approve the amendment.

b.	Class B Units – during the period ended September 30, 2020, Verb Acquisition issued 2,642,159 Class B Units as part of its acquisition of SoloFire (see Note 3). The Class B Units have the following rights and privileges:

1.	Exchangeable for shares of the Company’s Common Stock at a conversion rate of 1 to 1;
2.	Power to dissolve Verb Acquisition, provided that a majority of the Class A Units also approve the dissolution;
3.	Entitled to profit distributions;
4.	Approve board appointments made by the Class A Units; and
5.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class A Units also approve the amendment.

As the Class B Units are exchangeable for the Company’s Common Stock, for valuation purposes, the Company determined to use the trading price of the Company’s Common Stock at the date of the acquisition of SoloFire which amounted to $3,065,000.

17.	COMMITMENTS AND CONTINGENCIES

Litigation

a.	EMA Financial, LLC

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

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. The Company does not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when the Company purchased all of his shares of stock more than 4 years ago in January 2016. The Company intends to seek dismissal of the former employee’s claims.

c.	Class Action

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896. The complaint purports to be brought on behalf of a class of persons or entities who purchased or otherwise acquired the Company’s Common Stock between January 3, 2018 and May 2, 2018, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc. The complaint seeks unspecified costs and damages. The Company believes the complaint is without merit.

On May 15, 2020, we executed a binding Memorandum of Understanding with the lead plaintiff in the class action lawsuit to settle that action and release the claims asserted therein. The terms of the settlement are confidential pending submission to the court, and subject to several contingencies, including but not limited to court approval. We believe we have established an appropriate reserve to account for the potential settlement.

By Order dated October 27, 2020, the court granted preliminary approval of the class action settlement.

d.	Derivative Action

On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS. The derivative action also arises out of the January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc. The derivative action alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the costs associated with the defense of the above referenced class action complaint. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures. The Company contends that the class action is without merit and as such, this derivative action, upon which it relies, is likewise without merit.

On November 5, 2020, we executed a binding settlement term sheet with the lead plaintiff in the derivative action to settle that action and release all claims asserted therein. The terms of the settlement are confidential pending submission to the court, and subject to several contingencies, including but not limited to court approval.

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

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $475,000 in annual board fees to its five board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed during the period ended September 30, 2020 was $309,000 As of September 30, 2020, total board fees to be recognized in future period amounted to $90,000 and will be recognized once the service has been rendered.

COVID-19

In March 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (the “COVID-19 pandemic”). In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in place orders and required closures of non-essential businesses.

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

18.	SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to September 30, 2020, the Company issued 30,000 shares of Common Stock to vendors for services rendered with a fair value of $33,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Grant of Stock Options

Subsequent to September 30, 2020, the Company granted stock options to an employee to purchase a total of 914,171 shares of Common Stock for services rendered. The options have an average exercise price of $1.33 per share, expire in five years, and vest over a period of 0.5 to 4 years from grant date. The total fair value of these options at the grant date was $1,016,000 using the Black-Scholes option pricing model.

Restricted Stock Awards

Subsequent to September 30, 2020, the Company issued a 60,000 Restricted Stock Awards to an advisory board member that cliff vest quarterly over one year from grant date with an aggregate fair value of $68,000.

Registration of Common Stock, Options of Common Stock, and Shares of Common Stock Underlying Warrants

On October 20, 2020, the Company filed a registration statement on Form S-3 with the SEC. The prospectus contained in the registration statement to the proposed resale by the selling security holders named in the prospectus or their permitted assigns of an aggregate of up to 8,393,387 shares of our Common Stock held by the selling security holders, which amount consists of (i) 5,087,326 shares of Common Stock outstanding as of the date of the registration statement, (ii) an aggregate of 416,199 shares of Common Stock issuable upon exercise of Common Stock purchase warrants issued to a non-U.S. consultant in connection with a private placement of Common Stock to certain of the Company’s selling security holders, (iii) 247,703 restricted stock units granted pursuant to a Restricted Stock Award Agreement, and (iv) an aggregate of 2,642,159 shares of Common Stock which will be issued in the future from time to time to those of the Company’s selling security holders that are holders of Class B Units of Verb Acquisition under an exchange agreement among the holders of Class B Units pursuant to which the holders of Class B Units may exchange their Class B Units for shares of the Company’s Common Stock on a one-for-one basis.

Payment of Note Payable

In October 2020, the Company paid in full the note payable of $1,885,000 issued in September 2020 for the acquisition of SoloFire (see Note 3 and 8).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month period ended September 30, 2020 and 2019, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiary, Verb Direct, LLC, or Verb Direct, on a consolidated basis, unless otherwise specified.

Overview

We are a Software-as-a-Service, or SaaS, applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application; verbLEARN, our Learning Management System application; and verbLIVE, our Live Stream eCommerce application.

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

Our Products

verbCRM combines the capabilities of customer relationship management, or CRM, lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons, which when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, which are among many novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs. For the nine months ended September 30, 2020, verbCRM was the primary source of subscription-based SaaS recurring digital revenue.

verbLEARN is an interactive video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application, however adapted for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time, when and for how long the viewers watched the video, how many times they watched it, and what they clicked-on, and adds gamification features that enhance the learning aspects of the application. verbLEARN launched in the fourth quarter of 2019, and for the nine months ended September 30, 2020 it was not a significant source of subscription-based SaaS recurring digital revenue because during that period it has been offered to our clients as a free-trial add-on service.

verbLIVE builds on popular video-based platforms such as Facebook Live, Zoom, WebEx, and Go2Meeting, among others, by adding Verb’s proprietary interactive in-video ecommerce capabilities – including an in-video Shopify shopping cart integrated for Shopify account holders - to our own live stream video broadcasting application. verbLIVE is a next-generation live stream platform that allows hosts to utilize a variety of novel sales-driving features, including placing interactive icons on-screen that appear on the screens of all viewers, providing in-video click-to-purchase capabilities for products or services featured in the live video broadcast, in real-time, driving friction-free selling. verbLIVE also provides the host with real-time viewer engagement data and interaction analytics. verbLIVE is entirely browser-based, allowing it to function easily and effectively on all devices without requiring the host or the viewers to download software, and is secured through end-to-end encryption. verbLIVE is currently in final beta-testing, and is expected to launch commercially in December 2020. A mobile app-based version of verbLIVE, with enhanced features, is currently in development and is expected to be released in early first quarter of 2021.

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

In addition, these users will have in-app access to our forthcoming “app store” where users can subscribe for third-party apps that are complimentary to verbCRM user demographics, such as specialized expense tracking applications, tax software, among other third-party apps offered directly to our user base on a revenue share basis with the third-party developers. In addition, we are finalizing development and testing of an “Open API” architecture, allowing third-party developers to create specialized apps with features and functionality that integrate seamlessly into our verbCRM application. These will be offered directly to our user base through our verbCRM app store on a revenue-sharing basis.

Verb Partnerships and Integrations

We have completed and deployed the integration of verbLIVE into Salesforce and passed their security review process. In recent weeks we launched a joint marketing campaign with Salesforce to introduce the verbLIVE plug-in functionality to current Salesforce users. A verbCRM sync application for Salesforce users is currently being utilized by at least one of our large enterprise clients and the verbLIVE plug-in is now being offered to all Salesforce users on a monthly subscription fee basis.

We have also completed the integration of verbCRM into systems offered by 17 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. We believe that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

We intend to introduce an integration of verbLIVE and verbCORE into Microsoft Outlook before year-end, with a broader scale launch in early first quarter 2021, pursuant to and in accordance with our existing Microsoft partnership agreement. We expect to follow the Microsoft Outlook integration with the integration into other Microsoft Office 365 products.

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

However, on May 20, 2020, we executed a contract with Range Printing, a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range will receive orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a revenue share arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us. The transition to Range Printing is now virtually complete.

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations, educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. Currently, we provide subscription-based application services to approximately 100 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 1.6 million downloads of our verbCRM application. Among the new business sectors targeted for this year are pharmaceutical sales, government institutions, small businesses and individual entrepreneurs.

Revenue Generation

We generate revenue from the following sources:

●	recurring subscription fees paid by enterprise users and affiliates;
●	recurring subscription fees paid by non-enterprise, small business, and individual users;
●	recurring subscription fees paid by users who access in-app purchases of various premium services, features, functionality, and upgrades;
●	recurring subscription fees paid by users who access in-app purchases of third-party software provider apps in our forthcoming app store;
●	recurring subscription fees paid by users of Salesforce and Microsoft among others with whom we have executed partnership agreements, for access to our applications that we either have integrated or intend to integrate into these platforms, including recurring subscription fees paid by users who subscribe to bundled service offerings from these partners and/or their respective value-added resellers;
●	recurring subscription fees paid by users for all of the foregoing products and services generated through our recently launched Japan operations;
●	recurring subscription fees paid by users generated through our forthcoming reseller and affiliate distribution programs; and
●	Fees paid by enterprise clients for non-digital products and services through our Range Printing venture.

Recent Developments

verbLIVE Marketing and Monetization Strategies

Salesforce

verbLIVE is currently available to Salesforce users in the Salesforce App Exchange Marketplace under the Salesforce partner program. For a monthly subscription fee of $24.99 per user per month, every Salesforce user that subscribes will have the ability to click on their contacts icon in their Salesforce dashboard and from the drop-down menu they will see a verbLIVE icon. By clicking that, Salesforce users will be able to launch their own verbLIVE live stream ecommerce session and invite people to participate directly from their Salesforce contacts list. We worked with Salesforce to develop a marketing campaign to promote verbLIVE within the Salesforce ecosystem that launched on October 1, 2020.

verbLIVE Pre-Sales

As previously disclosed, 17 of our existing clients have signed up for verbLIVE during the pre-launch marketing last quarter. We believe that these corporate clients have a combined potential individual user base of 465,350 users which represent the total addressable market among the existing clients that have already signed on. Historically, our penetration rates among our existing corporate clients vary but on the low end it is approximately 10%. Adopting that 10% rate, we believe that we have the potential to attract 46,000 users to subscribe and pay for verbLIVE. Currently, we charge $9.99 to $14.99 per user per month for verbLIVE depending on the features and package for existing verbCRM users, though at launch, we may charge a lower price, including a free trial period. Applying the lower price of $9.99 per user and a penetration rate of 10% for this analysis, we believe that we could potentially capture approximately $460,000 of SaaS recurring revenue per month - or approximately $5.5 million of annual recurring revenue. We are encouraged by the fact that many of these prospective users already have our verbCRM app on their mobile device which allows us to send very targeted marketing messages promoting verbLIVE, including video demonstrations explaining what verbLIVE could do for their business. In addition, our platform is already integrated into many of our clients’ back-office providers making adoption for these clients and users much faster and easier. This is a small part of our internal modeling and should not be interpreted by anyone as a guarantee of performance or results. Notwithstanding the foregoing, which is an example only, our current projected usage models forecast far greater numbers than the 10% penetration rates for our existing signed customers, which we projected earlier this year, and much greater numbers still when we add anticipated adoption rates from the as yet untapped market outside our existing business.

Last quarter, we reported that we were working diligently to ramp up capacity before a larger launch to ensure that we do not face service outages from overloaded servers. Notwithstanding these efforts, we may nevertheless experience server overloads as it is difficult to predict the rate of adoption and usage. We now report that we have begun final testing on the platform enhancements that have been designed and built to accommodate tens of thousands of simultaneous live streams, logins, viewers, and interactions on a global basis. Upon satisfactory completion of the testing, we will begin satisfying our existing back-log of current verbCRM users as discussed above.

We also intend to release a new small business-focused version of our interactive video CRM application, that incorporates verbLIVE which we expect to release before year-end. This new application, called verbTEAMS, is designed to appeal to a larger target market than our verbCRM application as it incorporates self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click synch capability with Salesforce. verbTEAMS is designed for small businesses and entrepreneurs with a feature set we believe is highly scalable and unique in the marketplace, that will be very competitive with the most popular CRM systems available today.

We are currently working on another product that will represent an entirely new vertical for our Company that we expect to disclose next quarter.

SoloFire Acquisition

On September 4, 2020 we completed the acquisition of Ascend Certification, LLC, dba SoloFire (“SoloFire”). SoloFire develops and markets leading SaaS-based sales enablement applications for sales representatives of medical device, diagnostics and life sciences companies. SoloFire’s platform empowers sales and marketing teams by allowing them to efficiently find, show, share and track regulatory and industry compliant, accurate and up-to-date content. With SoloFire, content can be locally stored, making it accessible without Wi-fi or mobile data, which is often a challenge in hospital environments. The sales tools can be tailored to a company’s unique medical products, while creating personalized sales conversations with physicians and other stakeholders. In addition, insights from in-depth analytics capabilities enable sales and marketing teams to identify and replicate the content that most resonates with clients, driving higher conversion rates. We have begun combining VERB’s sales enablement solutions, including our interactive video and interactive livestream ecommerce features, with the SoloFire mobile and desktop applications to provide even more powerful tools for this exciting new target market.

Results of Operations

Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

The following is a comparison of our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
	(unaudited)	(unaudited)
Revenue
SaaS recurring subscription revenue	$1,478,000	$953,000	$525,000
Other digital revenue	360,000	485,000	(125,000)
Welcome kits and fulfillment	836,000	1,164,000	(328,000)
Shipping	186,000	271,000	(85,000)
Total revenue	2,860,000	2,873,000	(13,000)

Cost of revenue
SaaS and other digital	349,000	221,000	128,000
Welcome kits and fulfillment	768,000	990,000	(222,000)
Shipping	188,000	280,000	(92,000)
Total cost of revenue	1,305,000	1,491,000	(186,000)

Gross margin	1,555,000	1,382,000	173,000

Operating expenses:
Research and development	2,407,000	1,214,000	1,193,000
Depreciation and amortization	388,000	518,000	(130,000)
General and administrative	6,655,000	3,292,000	3,363,000
Total operating expenses	9,450,000	5,024,000	4,426,000

Loss from operations	(7,895,000)	(3,642,000)	(4,253,000)

Other income (expense), net
Other income / (expense), net	(2,000)	(9,000)	7,000
Financing costs	(248,000)	(1,486,000)	1,238,000
Interest expense - amortization of debt discount	(110,000)	(21,000)	(89,000)
Change in fair value of derivative liability	975,000	2,802,000	(1,827,000)
Debt extinguishment, net	-	(691,000)	691,000
Interest expense	(40,000)	(68,000)	28,000
Total other income (expense), net	575,000	527,000	207,000

Net loss	$(7,320,000)	$(3,115,000)	$(4,205,000)

Revenue

Total revenue for the quarter ended September 30, 2020 and September 30, 2019 was $2.9 million. While the revenue was flat in total, the mix between digital and non-digital changed. Digital revenue increased $400,000 offset by a decrease in non-digital revenue of $413,000.

Total digital revenue for the quarter ended September 30, 2020 was $1.8 million, compared to $1.4 million for the quarter ended September 30, 2019. Total digital revenue for the quarter ended September 30, 2020 consisted of subscription-based SaaS recurring revenue associated with our verbCRM, verbLEARN, and SoloFire applications of $1.5 million and non-subscription-based revenue of $360,000. Total digital revenue for the quarter ended September 30, 2019 consisted of subscription-based SaaS recurring revenue associated with our verbCRM application of $953,000 million and non-subscription-based revenue of $485,000. The increase in our SaaS recurring subscription revenue of $525,000 is attributed to a net increase of 36 enterprise clients on our platform as of September 30, 2020 versus September 30, 2019, the expansion of our product offering with existing enterprise clients, and the addition of SoloFire.

Total non-digital revenue for the quarter ended September 30, 2020 was $1.0 million, compared to $1.4 million for the quarter ended September 30, 2019. Total non-digital revenue for 2020 consisted of revenue generated from printing of welcome kits/starter kits that our clients use for new sales reps, fulfillment of various custom products our clients use for marketing purposes and at conferences of $836,000; and shipping fees associated with client welcome kits and fulfillment of 186,000. The decrease in non-digital revenue versus 2019 is attributed to a shift in resources from non-digital to SaaS recurring subscription revenue.

The table below sets forth our quarterly revenues from the quarter ended March 31, 2019 through the quarter ended September 30, 2020, which reflects the trend of revenue since our acquisition of Verb Direct in April 2019.

	2019 Quarterly Revenue				2020 Quarterly Revenues
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
SaaS recurring subscription revenue	$9,000	$858,000	$953,000	$995,000	$1,057,000	$1,274,000	$1,478,000
Other digital revenue	-	596,000	485,000	344,000	400,000	406,000	360,000
Total digital revenue	$9,000	$1,454,000	$1,438,000	$1,339,000	$1,457,000	$1,680,000	$1,838,000

Welcome kits and fulfillment	-	1,784,000	1,164,000	965,000	728,000	713,000	836,000
Shipping	-	495,000	271,000	181,000	169,000	259,000	186,000
Total non-digital revenue	$-	$2,279,000	$1,435,000	$1,146,000	$897,000	$972,000	$1,022,000

Grand total	$9,000	$3,733,000	$2,873,000	$2,485,000	$2,354,000	$2,652,000	$2,860,000

Cost of Revenue

Total cost of revenue for the quarter ended September 30, 2020 was $1.3 million, compared to $1.5 million for the quarter ended September 30, 2019. The decrease in cost of revenue of $186,000 is primarily attributed to lower non-digital revenue, offset by an increase digital costs of $128,000 attributed to additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

The shift in resources to our SaaS recurring subscription revenue reflects an increase in gross margin to 54% for the quarter ended September 30, 2020 versus 48% for the quarter ended September 30, 2019. The shift had a material impact as gross margin increased $173,000 while gross revenue was flat for the quarter ended September 30, 2020 versus September 30, 2019.

Operating Expenses

Research and development expenses were $2.4 million for the quarter ended September 30, 2020, as compared to $1.2 million for the quarter ended September 30, 2019. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to the development of verbLIVE, plus enhancements to verbCRM and our core platform to facilitate native integrations with Salesforce, Microsoft, and other channel partners.

Depreciation and amortization expenses were $388,000 for the quarter ended September 30, 2020, as compared to $518,000 for the quarter ended September 30, 2019. The decrease is primarily attributed to lower amortization expense of intangible assets of $152,000 for the quarter ended September 30, 2020 versus the quarter ended September 30, 2019. The decrease is attributed to the Company estimating the value of Verb Direct’s opening balance sheet for the quarter ended September 30, 2019, while the amortization for the quarter end September 30, 2020 was based on a revised value of the Verb Direct opening balance sheet provided by a third-party expert. This decrease is offset by incremental amortization associated with leasehold improvements related to our corporate headquarters, and other depreciation and amortization attributed to Verb Direct.

General and administrative expenses for the quarter ended quarter ended September 30, 2020 were $6.7 million, as compared to $3.3 million for the quarter ended September 30, 2019. The increase in general and administrative expenses is related to an increase in stock compensation expense of $1.5 million, labor related costs to support growth of $606,000, SoloFire expenses of $582,000 primarily driven by retention bonuses, an increase in professional services of $432,000 primarily attributed to the acquisition of SoloFire, and marketing and promotion of $232,000.

Other income (expense), net, for the quarter ended September 30, 2020 was $575,000, which was attributed to a change in the fair value of derivative liability of $975,000 offset by financing costs of ($248,000), interest expense for amortization of debt discount of ($110,000), interest expense of ($40,000), and other income of ($2,000). Other income (expense), net, for the quarter ended September 30, 2019 was $527,000, which was attributed to a change in the fair value of derivative liability of $2.8 million, offset by financing costs of ($1,486,000), debt extinguishment of ($691,000), interest expense of ($68,000), interest expense for amortization of debt discount of ($21,000), and other expense of ($9,000).

Nine months ended September 30, 2020 as Compared to the Nine months ended September 30, 2019

The following is a comparison of our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Change
	(unaudited)	(unaudited)
Revenue
SaaS recurring subscription revenue	$3,809,000	$1,820,000	$1,989,000
Other digital revenue	1,166,000	1,081,000	85,000
Welcome kits and fulfillment	2,277,000	2,948,000	(671,000)
Shipping	614,000	766,000	(152,000)
Total revenue	7,866,000	6,615,000	1,251,000

Cost of revenue
SaaS and other digital	843,000	427,000	416,000
Welcome kits and fulfillment	2,106,000	2,375,000	(269,000)
Shipping	554,000	761,000	(207,000)
Total cost of revenue	3,503,000	3,563,000	(60,000)

Gross margin	4,363,000	3,052,000	1,311,000

Operating expenses:
Research and development	5,308,000	3,113,000	2,195,000
Depreciation and amortization	1,108,000	1,025,000	83,000
General and administrative	14,187,000	8,803,000	5,384,000
Total operating expenses	20,603,000	12,941,000	7,662,000

Loss from operations	(16,240,000)	(9,889,000)	(6,351,000)

Other income (expense), net
Other income (expense), net	1,000	(10,000)	11,000
Financing costs	(248,000)	(1,625,000)	1,377,000
Interest expense - amortization of debt discount	(384,000)	(1,647,000)	1,263,000
Change in fair value of derivative liability	4,295,000	3,320,000	975,000
Debt extinguishment, net	-	1,536,000	(1,536,000)
Interest expense	(114,000)	(151,000)	37,000
Total other income (expense), net	3,550,000	1,423,000	2,127,000

Net loss	$(12,690,000)	$(8,466,000)	$(4,224,000)

Revenue

Total revenue for the nine months ended September 30, 2020 was $7.9 million, compared to $6.6 million for the nine months ended September 30, 2019. The increase in revenue is attributed to revenue generated by Verb Direct (formerly Sound Concepts), our wholly-owned subsidiary that we acquired in April 2019 and revenue we generated together following the merger of the two businesses and the marketing of our then newly combined sales enablement platform. As a result of the acquisition, we currently have four revenue streams: (1) digital subscription-based SaaS recurring revenue associated with verbCRM, verbLEARN, SoloFire; (2) digital non-subscription-based revenue consisting of product sample revenue as well as design fees generated through or in connection with our applications; (3) non-digital revenue generated from printing of welcome kits, which consists of “starter kits” that clients use for new sales reps, and fulfillment of various custom products clients use for marketing purposes and at conferences; and (4) non-digital revenue we generate from shipping fees associated with client welcome kits and fulfillment.

Total digital revenue for the nine months ended September 30, 2020 was $5.0 million, compared to $2.9 million for the nine months ended September 30, 2019. Total digital revenue for the nine months ended September 30, 2020 consisted of subscription-based SaaS recurring revenue associated with our verbCRM, verbLEARN, and SoloFire applications of $3.8 million and non-subscription-based revenue of $1.2 million.

Total non-digital revenue for the nine months ended September 30, 2020 was $2.9 million, compared to $3.7 million for the nine months ended September 30, 2019. Total non-digital revenue for 2020 consisted of revenue generated from printing of welcome kits/starter kits that our clients use for new sales reps, fulfillment of various custom products our clients use for marketing purposes and at conferences of $2.3 million; and shipping fees associated with client welcome kits and fulfillment of $614,000.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2020 was $3.5 million, compared to $3.6 for the nine months ended September 30, 2019. The decrease in cost of revenue is primarily attributed by lower non-digital revenue for the nine months ended September 30, 2020 versus September 30, 2019 offset by additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

The shift in resources to our SaaS recurring subscription revenue reflects an increase in gross margin to 55% for the quarter ended September 30, 2020 versus 46% for the quarter ended September 30, 2019. The shift had a material impact on gross margin as gross margin increased $1.3 million, while gross revenue increased $1.3 million for the quarter ended September 30, 2020 versus September 30, 2019.

Operating Expenses

Research and development expenses were $5.3 million for the nine months ended September 30, 2020, as compared to $3.1 million for the nine months ended September 30, 2019. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to research and development expenses of Verb Direct, development of verbLIVE, plus enhancements to verbCRM and our core platform to facilitate native integrations with Salesforce, Microsoft, and other channel partners.

Depreciation and amortization expenses were $1.1 million for the nine months ended September 30, 2020, as compared to $1.0 million for the nine months ended September 30, 2019. The increase is associated with an additional three months of amortization related to the intangible asset recorded as part of the acquisition of Verb Direct in April 2019 totaling $325,000, amortization of SoloFire intangible assets, amortization of leasehold improvements related to our corporate headquarters, other depreciation and amortization attributed to Verb Direct, offset by lower amortization of intangible assets for the quarter ended September 30, 2020 versus the quarter ended September 30, 2019 due to the change in the value of the Verb Direct’s opening balance sheet.

General and administrative expenses for the nine months ended September 30, 2020 were $14.2 million, as compared to $8.8 million for the nine months ended September 30, 2019. The increase in general and administrative expenses is primarily related to general and administration expenses attributed to an increase in stock compensation expense of $1.9 million, labor related costs to support growth of $1.1 million, Verb Direct of $950,000, expenses from SoloFire of $582,000 primarily driven by retention bonuses, professional services of $507,000 primarily attributed to the SoloFire, marketing and promotion of $307,000, and increased facility costs associated with our corporate headquarters of $174,000.

Other income (expense), net, for the nine months ended September 30, 2020 was $3.6 million, which was attributed to a change in the fair value of derivative liability of $4.3 million and other income (expense), net of $1,000, offset by interest expense for amortization of debt discount of ($384,000), financing costs of ($248,000), and interest expense of ($114,000). Other income (expense), net, for the nine months ended September 30, 2019 was $1.4 million, which was attributed to a change in the fair value of derivative liability of $3.3 million, debt extinguishment of $1.5 million, offset by interest expense for amortization of debt discount of ($1.6) million, financing costs of ($1.6) million, interest expense of ($151,000), and other income (expense), net of ($10,000).

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

	For the Three Months Ended		For the Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net loss	$(7,320,000)	$(3,115,000)	$(12,690,000)	$(8,466,000)

Adjustments:
Other (income) / expense, net	2,000	9,000	(1,000)	10,000
Stock compensation expense	2,244,000	792,000	4,796,000	2,880,000
Financing costs	248,000	1,486,000	248,000	1,625,000
Amortization of debt discount	110,000	21,000	384,000	1,647,000
Change in fair value of derivative liability	(975,000)	(2,802,000)	(4,295,000)	(3,320,000)
Debt extinguishment, net	-	691,000	-	(1,536,000)
Interest expense	40,000	68,000	114,000	151,000
Depreciation and amortization	388,000	518,000	1,108,000	1,025,000
Income tax provision	-	-	-	-
Total EBITDA adjustments	2,057,000	783,000	2,354,000	2,482,000
Modified EBITDA	$(5,263,000)	$(2,332,000)	$(10,336,000)	$(5,984,000)

The $2.9 million decrease in modified EBITDA for the three months ended September 30, 2020 compared to the same period in 2019, resulted from the increase in research and development, expenses related to SoloFire primarily driven by retention bonuses, an increase in professional services primarily attributed to the acquisition of SoloFire, labor related costs to support growth, and marketing and promotion, offset by higher margin attributed to an increase in digital revenue offset by lower non-digital revenue.

The $4.4 million decrease in modified EBITDA for the nine months ended September 30, 2020 compared to the same period in 2019, resulted from increased research and development, expenses related to SoloFire primarily driven by retention bonuses, an increase in professional services primarily attributed to the acquisition of SoloFire, labor related costs to support growth, marketing and promotion, increased facility costs associated with our corporate headquarters, and nine months of Verb Direct general and administrative expenses for 2020 versus the six months of Verb Direct results in 2019, offset by an increase in gross margin.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $12.7 million during the nine months ended September 30, 2020. We also utilized cash in operations of $9.8 million during the nine months ended September 30, 2020. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Overview

As of September 30, 2020, we had cash of $10.7 million. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

Cash Flows – Operating

For the nine months ended September 30, 2020, our cash flows used in operating activities amounted to $9.8 million, compared to cash used for the nine months ended September 30, 2019 of $6.5 million. The change is attributed to the growth of the business, product development, inclusion of Verb Direct and SoloFire operating expenses, professional services, and a change in prepaid expenses of ($212,000) compared to September 30, 2019, offset by an increase in gross margin, a change in accounts receivable of $430,000, deferred revenue and customer deposits of $364,000, compared to September 30, 2019.

Cash Flows – Investing

For the nine months ended September 30, 2020, our cash flows used from investing activities amounted to $88,000 compared to the cash used for the nine months ended September 30, 2019 of $14.6 million. The change is attributed to the purchase of Verb Direct (formerly Sound Concepts) in April 2019 offset by fixed asset purchases associated with our new corporate headquarters in Newport Beach, California and cash received of $229,000 related to the acquisition of SoloFire in September 2020.

Cash Flows – Financing

Our cash provided by financing activities for the nine months ended September 30, 2020 amounted to $19.6 million, which represented $16.8 million of net proceeds from the issuance of shares of our common stock, proceeds from warrant exercises of $2.2 million, a paycheck protection program loan of $1.2 million, advances on future receipts of $728,000, and an economic injury disaster loan of $150,000, all offset by $1,424,000 of payments against advance on future receipts. Our cash provided by financing activities for the nine months ended September 30, 2019 amounted to $22.3 million, which represented $18.5 million of net proceeds from the issuance of shares of our Common Stock, $4.7 million of net proceeds from the issuance of shares of our Series A Preferred Stock, $1.3 million of proceeds from notes payable, $432,000 of proceeds from the issuance of convertible debt, $58,000 of unsecured related party debt, and $45,000 of proceeds from warrant exercises, partially offset by $2.0 million paid in connection with convertible notes outstanding, $630,000 paid in connection with notes outstanding, and $58,000 paid in connection with related party notes outstanding.

Notes Payable – Related Parties

We have the following outstanding notes payable to related parties as of September 30, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2020
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000

Total notes payable – related parties					1,177,000
Non-current					-
Current					$1,177,000

(A)	On December 1, 2015, we issued a convertible note payable to Rory J. Cutaia, our Chief Executive Officer and then-majority stockholder, to consolidate all loans and advances made by Mr. Cutaia to our company as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and will mature on February 8, 2021, as amended.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of September 30, 2020, the outstanding principal balance of the note was $112,000.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to our company during the period December 2015 through March 2016. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and will mature on June 4, 2021.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at September 30, 2020

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000

Total deferred compensation payable – related parties, net			1,042,000
Non-current			(521,000)
Current			$521,000

(A)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer, and Jeff Clayborne, our Chief Financial Officer, annual incentive compensation of $430,000 and $125,000, respectively, for services rendered. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(B)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer, and Jeff Clayborne, our Chief Financial Officer, a bonus for the successful up-listing to The Nasdaq Capital Market and the acquisition of Verb Direct totaling $324,000 and $162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of these awards on January 10, 2021 and the remaining 50% on January 10, 2022.

Advance on Future Receipts

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2020

Note 3 (A)	June 30, 2020	February 25, 2020	10%	$506,000	$297,000
Note 4 (A)	June 30, 2020	February 25, 2020	10%	506,000	297,000
Total				$1,012,000	594,000
Debt discount					(176,000)
Net					$418,000

(A)	On June 30, 2019, we received two secured advances from an unaffiliated third party totaling $727,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from our operating account each banking day. The term of the agreement extends until the advances are paid in full. We may pay off either note for $446,000 if paid within 30 days of funding; for $465,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding.

Notes Payable

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$1,218,000	$1,218,000
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	90,000	90,000
Note D	September 4, 2020	October 1, 2020	0.14%	1,982,000	1,885,000
Total notes payable				3,440,000	3,343,000
Non-current				1,458,000	1,458,000
Current				$1,982,000	$1,885,000

(A)

On April 17, 2020, the Company received loan proceeds in the amount of $1,218,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020 as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

(C)

On May 1, 2020, SoloFire received loan proceeds in the amount of $90,000 under the PPP. The loan and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020 as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

(D)

On September 4, 2020, Verb Acquisition Co, LLC issued a note payable to the owners of SoloFire, in the amount of $1,982,000, as part of the consideration related to the acquisition of SoloFire. The note bears interest at a rate of 0.14% per annum, with a maturity date of October 1, 2020.

Effective September 30, 2020, the note was amended to $1,885,000 to account for contractual working capital adjustments. All other terms remain the same. On October 1, 2020 Verb Acquisition Co., LLC paid off the note in full.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

We are currently in a dispute with a former employee of our predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. We do not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when we purchased all of his shares of stock more than 4 years ago in January 2016. We intend to seek dismissal of the former employee’s claims.

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896. The complaint purports to be brought on behalf of a class of persons or entities who purchased or otherwise acquired our common stock between January 3, 2018 and May 2, 2018, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the January 3, 2018, announcement by us of our agreement with Oracle America, Inc. The complaint seeks unspecified costs and damages. We believe the complaint is without merit.

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

By Order dated October 27, 2020, the court granted preliminary approval of the class action settlement.

On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS. The derivative action also arises out of the January 3, 2018, announcement by us of our agreement with Oracle America, Inc. The derivative action alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the costs associated with the defense of the above referenced class action complaint. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures. We contend that the class action is without merit and as such, this derivative action, upon which it relies, is likewise without merit.

On November 5, 2020, we executed a binding settlement term sheet with the lead plaintiff in the derivative action to settle that action and release all claims asserted therein. The terms of the settlement are confidential pending submission to the court, and subject to several contingencies, including but not limited to court approval.

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

We believe we have adequately reserved for all litigation within our financial statements.

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

To date, we have incurred recurring losses since inception. Our net loss was $12,690,000 for the nine months ended September 30, 2020, $15,918,000 for the year ended December 31, 2019, and $12,127,000 for the year ended December 31, 2018. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

Furthermore, to protect the health and well-being of our employees and customers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the foreseeable future. While we continue to monitor our circumstances and may adjust our current policies as more information and public health guidance become available, these precautionary measures could negatively affect our sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations.

In addition, if one or more of our employees or customers becomes ill from COVID-19 and attributes their infection to us, including through exposure at one of our offices, we could be subject to allegations of failure to adequately mitigate the risk of exposure. Such allegations could harm our reputation and expose us to the risks of litigation and liability.

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

In addition, we have granted options to purchase shares of our common stock pursuant to our equity incentive plans and have registered 16,000,000 shares of common stock underlying options and shares granted pursuant to our equity incentive plans. Sales of shares issued upon exercise of options granted under our equity compensation plans may result in material dilution to our existing stockholders, which could cause our price of our common stock to fall.

Our issuance of additional shares of preferred stock could adversely affect the market value of our common stock, dilute the voting power of common stockholders and delay or prevent a change of control.

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 14,994,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of November 10, 2020, we had 2,406 shares of preferred stock outstanding that are convertible into 2,187,273 shares of common stock.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, we estimate that our executive officers and directors and their respective affiliates beneficially own approximately 11.8% of our outstanding voting stock as of November 10, 2020. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2020, the Company announced as required by Nasdaq Listing Rule 5635(c)(4), that the Company’s board of directors approved the following inducement grants: stock options to purchase 100,000 shares of the Company’s common stock to Steve Deverall, stock options to purchase 100,000 shares of the Company’s common stock and a restricted stock award for 247,703 shares of the Company’s common stock to Dustin Kenyon, and stock options to purchase 25,000 shares of the Company’s common stock to each of Ben Mosbarger, Jason Etherington and Nate Babbel. The stock options and restricted stock award were granted on September 4, 2020 pursuant to Nasdaq Listing Rule 5635(c)(4) as an inducement material to their entering into employment with the Company.

The options have an exercise price equal to $1.36 per share, have a five-year term and vest annually in equal installments over four years on each anniversary of the date of grant. The restricted stock award vests on January 1, 2021. The equity awards are subject to each individual’s continued service with the Company through the applicable vesting dates and were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in that they were issued by the Company in a transaction not involving any public offering.

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

VERB TECHNOLOGY COMPANY, INC.

Date: November 16, 2020	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer
(Principal Accounting Officer)

