Form 10-K
period 2020-12-31
Verb Technology Company, Inc.
filed 2021-03-31
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

782 Auto Mall Dr. American Fork, Utah	84003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value Common Stock Purchase Warrants	VERB VERBW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28,969,000.

As of March 26, 2021, there were 62,451,830 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

Forward-looking statements relate to matters such as our industry, business plans and strategies, material contracts, key relationships, consumer behavior, revenue, expenses, margins, profitability, capital expenditures, liquidity, capital resources and other operating information, and can be identified by words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties, including without limitation:

●	we have incurred significant net losses and cannot be certain we will achieve or maintain profitable operations;
●	our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2020 and 2019 have raised substantial doubt as to our ability to continue as a “going concern”;
●	the novel coronavirus (“COVID-19”) pandemic has had, and may continue to have, a significant negative impact on our business, sales, results of operations and financial condition;
●	our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us;
●	the success of our business is dependent upon our ability to maintain and expand our customer base and our ability to convince our customers to increase the use of our services and/or platform;
●	the market in which we operate is intensely competitive and, if we do not compete effectively, our operating results could be harmed;
●	we may not be able to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships;
●	we may not be able to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments;
●	our ability to deliver our services is dependent on third party Internet providers; and
●	security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

The forward-looking statements contained in this Annual Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within this Annual Report and in the other reports we file with the Securities and Exchange Commission (“SEC”). These risks and uncertainties include those described in the section entitled “Risk Factors.”

You should not place undue reliance on these forward-looking statements. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the SEC, all of which you should review carefully. We qualify all of our forward-looking statements by these disclaimers.

PART I

ITEM 1. BUSINESS

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive, video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our white-labelled Customer Relationship Management (“CRM”) application for large, sales-based enterprises; verbTEAMS, our CRM application for small- and medium-sized businesses and solopreneurs; verbLEARN, our Learning Management System application, and verbLIVE, our Live Stream eCommerce application.

Our Technology

Our suite of applications can be distinguished from other sales enablement applications because our applications utilize our proprietary interactive video technology as the primary means of communication between sales and marketing professionals and their customers and prospects. Moreover, the proprietary data collection and analytics capabilities of our applications inform our users on their devices in real time, when and for how long their prospects have watched a video, how many times such prospects watched it, and what they clicked on, which allows our users to focus their time and efforts on ‘hot leads’ or interested prospects rather than on those that have not seen such video or otherwise expressed interest in such content. Users can create their hot lead lists by using familiar, intuitive ‘swipe left/swipe right’ on-screen navigation. Our clients report that these capabilities provide for a much more efficient and effective sales process, resulting in increased sales conversion rates. We developed the proprietary patent-pending interactive video technology, as well as several other patent-issued and patent-pending technologies that serve as the unique foundation for all our platform applications.

Our Products

verbCRM combines the capabilities of CRM lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons which, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs.

verbLEARN is an interactive, video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application and adapts them for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time when and for how long the viewers watched the video, how many times they watched it, and what they clicked on, in addition to adding gamification features that enhance the learning aspects of the application.

verbLIVE builds on popular video-based platforms such as Facebook Live, Zoom, WebEx, and Go2Meeting, among others, by adding Verb’s proprietary interactive in-video ecommerce capabilities – including an in-video Shopify shopping cart integrated for Shopify account holders – to our own live stream video broadcasting application. verbLIVE is a next-generation live stream platform that allows hosts to utilize a variety of novel sales-driving features, including placing interactive icons on-screen that appear on the screens of all viewers, providing in-video click-to-purchase capabilities for products or services featured in the live video broadcast, in real-time, driving friction-free selling. verbLIVE also provides the host with real-time viewer engagement data and interaction analytics. verbLIVE is entirely browser-based, allowing it to function easily and effectively on all devices without requiring the host or the viewers to download software, and is secured through end-to-end encryption. A mobile app-based version of verbLIVE, with enhanced features, is currently in development and is expected to be released in early second quarter of 2021.

verbTEAMS is our interactive, video-based CRM for small-and medium-sized businesses and solopreneurs. verbTEAMS also incorporates verbLIVE as a bundled application. verbTEAMS incorporates self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high-quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click sync capability with Salesforce.

Impact of COVID-19 on Our Business and Industry

In the three months ended June 30, 2021, the COVID-19 pandemic resulted in significant uncertainty and volatility in a wide variety of industries and markets, including in our industry, and prompted many federal, state, local, and foreign governments to implement various lock-down measures in an attempt to contain the spread and mitigate the impact of the disease. The initial implementation of such lock-down measures, and their re-introduction in response to a nation-wide resurgence of COVID-19 cases in late-2020, resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and the cancellation or postponement of events.

Despite recent approval and initial distribution of vaccines, both the pandemic and the containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. As such, both the pandemic and containment and mitigation measures may adversely affect our business, operations and financial condition by, among other things, reducing demand for our applications, impairing the productivity of our workforce, and reducing our access to capital. The extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic, the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. However, we are committed to our employees returning to the workplace in the long-term. Throughout the year ended December 31, 2020 and through the filing of this Annual Report, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. Our workforce has continued to effectively develop and support our product and service offerings notwithstanding the current environment.

We began the year ended December 31, 2020 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. In the three months ended June 30, 2020, we experienced some uncertainty regarding whether there would be variability in demand for the services we provide on our platform after lock-down measures were implemented. We expect demand variability for our products and services may continue as a result of the COVID-19 pandemic; however, our sales team reported a higher level of interest in our products and services during the year ended December 31, 2020. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.

We continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures in the year ended December 31, 2020 to protect the health and safety of our employees, as well as to strengthen our financial position. These efforts include eliminating, reducing, or deferring non-essential expenditures, as well as complying with local and state government recommendations to protect our workforce.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Annual Report. For a complete description of the material risks we currently face, refer to the section entitled “Risk Factors” in this Annual Report.

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

We are currently working to introduce an integration of our interactive video technology into Microsoft Outlook followed by a broad-scale launch in early 2021, pursuant to and in accordance with our existing Microsoft partnership agreement. We expect to follow the Microsoft Outlook integration with the integration into other Microsoft Office 365 products.

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

However, on May 20, 2020, we executed a contract with Range Printing (“Range”), a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range will receive orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a revenue share arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us. The transition to Range Printing is now complete.

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations and educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. As of March 26, 2021, we provide subscription-based application services to approximately 140 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 1.9 million downloads of our verbCRM application. Among the new business sectors targeted for this year are pharmaceutical sales, government institutions, small businesses and individual entrepreneurs.

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

We distribute our services through the following methods:

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

Japan represents the 3rd largest global economy and the 5th largest direct sales market. There are approximately four million direct sales representatives in Japan which accounted for approximately $16B in 2018 direct sales revenue. More than 50% of our current U.S.-based enterprise clients have a substantial number of sales representatives in Japan that currently do not subscribe to our application, with five of those clients generating the majority of their revenue from their Japan-based sales. We believe the in-country sales, sales support, and customer service we can provide through native language speaking staff in Japan represents a significant opportunity for us to grow our applications subscription business and enhance our clients’ Japan initiatives. Since we began operations, we have executed verbCRM subscription agreements with 6 Japanese enterprise clients. As of December 31, 2020, Japan isn’t a significant source of revenue.

We are exploring a similar expansion opportunity in Korea, which has the 3rd largest direct sales market in the world.

Our Historical Background

We are a Nevada corporation originally formed as a limited liability company in 2012 as Cutaia Media Group, LLC, or CMG. In May 2014, CMG merged into bBooth, Inc., and in October 2014, bBooth, Inc. changed its name to bBooth (USA), Inc.

In October 2014, bBooth (USA), Inc. was acquired by Global System Designs, Inc. In connection with the acquisition, Global Systems Design, Inc. changed its name to bBooth, Inc.

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

In April 2019, we acquired Sound Concepts Inc. (“Sound Concepts”) pursuant to an agreement and plan of merger. As a result of the merger, Sound Concepts merged with and into our wholly owned subsidiary, NF Acquisition Company, LLC. Upon completion of the merger, NF Acquisition Company, LLC changed its name to Verb Direct, LLC (“Verb Direct”).

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Ascend Certification, LLC, dba SoloFire (“SoloFire”).

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

Competition

CRM software generated more than $48.2 billion in sales revenue throughout the world in 2018, has grown to become the largest software segment, overtaking data management software, and is expected to reach more than $80 billion in sales revenue by 2025. We compete in the CRM applications industry, as well as in the video conferencing/webinar industry. We believe that CRM applications that incorporate our proprietary Verb interactive video technology provide significant competitive advantages over the CRM applications that do not. Salesforce, Microsoft, Oracle, SAP, and Adobe, the long-term leaders in the CRM sector, collectively account for approximately 41% of industry sales. These companies, as well as many others, have numerous differences in feature sets and functionality, but all share certain basic attributes. Most of them were designed before the advent and proliferation of mobile phones, social media, and the technology behind the current ubiquity of video over the internet and more recently on mobile devices. While many of them have attempted to incorporate video capabilities into their respective CRM platforms, sometimes in ‘‘bolt-on’’ fashion, we do not believe any of them has done so in a manner that is as effective as our interactive in-video ecommerce platform that allows users to place clickable calls-to-action right in the video, including into users’ pre-existing sales and product videos. In addition, Verb’s interactive videos are viewable on both mobile and desktop devices regardless of operating system and without the need to download a proprietary player or program.

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

We recently filed a provisional patent application with the U.S. Patent and Trademark Office (“PTO”) with respect to providing interactive video streams involving interactive buttons which we utilize in our video products. However, our provisional patent application may not result in the issuance of a patent, or may result in narrow claims, which may limit the protection we are attempting to obtain. We also hold a number of granted patents in two families with pending continuations. A first family relates to systems and methods for enhanced networking, conversion tracking, and conversion attribution. This family contains two issued patents (U.S. Pat. No. 9,792,380, issued October 17, 2017; and U.S. Pat. No. 10,467,317, issued Nov. 5, 2019) and a pending continuation. A second family relates to systems and methods for generating a custom campaign. This family contains one issued patent (U.S. Pat. No. 10,643,247, issued May 5, 2020) and a pending continuation. These existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of such patents may be challenged by third parties, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology and/or obtain appropriate licenses under third party patents, which may not be available on acceptable terms or at all.

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

We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. Despite our precautions, we cannot assure you that our technology platform and products do not infringe patents held by others or that they will not in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims.

Research and Development

We incurred $7,933,000 and $4,312,000 of research and development expenses during the years ended December 31, 2020 and 2019, respectively. These expenses were incurred for the development of our interactive video-based sales enablement platform and associated applications.

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

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we do not have any customers that represent more than 10% of our 2020 revenue.

Government Regulation

Our software and services are subject to certain legal, regulatory and other requirements. These laws are complex and evolving. Various U.S. federal and state laws govern many of our business activities, including, without limitation, the processing of payments and handling of consumer information. Despite our significant efforts to comply with all applicable requirements, there can be no guarantee that our efforts will be sufficient or that existing laws, rules or other requirements will not be interpreted, revised, augmented or rewritten in a way that adversely affects our regulated business activities, which comprise a significant majority of our overall business. For additional information related to these risk-related issues, refer to the section entitled “Risk Factors” within this Annual Report.

Employees

As of March 26, 2020, we had 104 full-time statutory employees, four part-time employees, and 59 independent contractors. We engage independent contractors on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, consultants, and consultants, both full-time and part-time, is satisfactory.

We believe our people are at the heart of our success and our customers’ success. We endeavor to not only attract and retain talented employees, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. We look to our talented employees to lead and foster various initiatives that support our company culture including those related to diversity, equity and inclusion. In addition, we rely heavily on our talented team to execute our growth plans and achieve our long-term strategic objectives.

We provide competitive compensation and benefits for our employees. Our compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation. We also offer general employee medical, dental, and vision insurance, health savings and flexible spending accounts, mental health resources, paid time off, paid family leave, life and disability insurance, and 401(k) plan matching contributions. These programs and our overall compensation packages seek to attract and retain talented employees.

We take the health and welfare of our employees very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. We are committed to our employees returning to the workplace in the long-term.

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC from time to time. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks or uncertainties. Our actual results could differ materially from those anticipated or contemplated by these forward-looking statements as a result of a number of factors, including the risks we face described below, as well as other variables that could affect our operating results. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations.

We have incurred recurring losses since inception. Our net loss was $24,956,000 for the year ended December 31, 2020 and $15,918,000 for the year ended December 31, 2019. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2020 and 2019 have raised substantial doubt as to our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

The market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, and many of our competitors, including Salesforce.com, Microsoft, Oracle, SAP SE, and Adobe, which collectively account for approximately 41% of industry sales, have greater name recognition, longer operating histories, and larger marketing budgets, as well as substantially greater financial, technical, and other resources, than we do. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Furthermore, because of these advantages, even if our products and services are more effective than the products and services that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our products and services. If we do not compete effectively against our current and future competitors, our operating results could be harmed.

We may not be able to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships.

We have entered into certain strategic relationships with other marketing and CRM platforms, such as Oracle NetSuite and Adobe Market, to incorporate and integrate our interactive video technology, and are actively seeking additional strategic relationships. There can be no assurance, however, that these strategic relationships will result in material revenues for us or that we will be able to generate any other meaningful strategic relationships. If we are not able to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships, our operating results could be harmed.

We may not be able to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments.

If we are unable to develop enhancements to, and new features for, our sales enablement applications that keep pace with rapid technological developments, such as verbLIVE, our business will be harmed. The success of enhancements, new features, and services depends on several factors, including the timely completion, introduction, and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth or harm our reputation. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market at a competitive price or at all. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction, and harm our business.

Our ability to deliver our services is dependent on third party Internet providers.

The Internet’s infrastructure is comprised of many different networks and services that, by design, are highly fragmented and distributed. This infrastructure is run by a series of independent, third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (“ICANN”) and the Internet Assigned Numbers Authority (“IANA”), which is now related to ICANN.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, proprietary business information of our customers, including, credit card and payment information, and personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. As such, we are subject to federal, state, provincial and foreign laws regarding privacy and protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers require us to notify them in the event of a security incident. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, including, but not limited to, the General Data Protection Regulation, and the California Consumer Privacy Act of 2018, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes.

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

Our failure to adequately protect our intellectual property rights could diminish the value of our products, weaken our competitive position and reduce our revenue, and infringement claims asserted against us or by us, could have a material adverse effect.

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

We have two patents related to our system for providing access to, storing and distributing content, and we recently filed a provisional patent application with the U.S. Patent and Trademark Office (“PTO”), with respect to our interactive video technology. We have one patent related to methods for generating a custom campaign, and one continuation with respect to the same. Our provisional patent application may not result in the issuance of a patent, or certain claims may be rejected or may need to be narrowed, which may limit the protection we are attempting to obtain. In addition, our existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of our patents may be challenged by third parties, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology, and/or obtain appropriate licenses under third party patents, which may not be available on acceptable terms or at all.

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

Our future success largely depends upon the continued services of our executive officers and management team, especially our Chief Executive Officer, Chairman of our board of directors, and President, Mr. Rory J. Cutaia. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

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

Risks Related to an Investment in Our Securities

Raising additional capital, including through future sales and issuances of our common stock, warrants or the exercise of rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders, could cause our share price to fall and could restrict our operations.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 14,994,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of March 26, 2021, we had 1,706 shares of preferred stock outstanding that are convertible into 1,550,909 shares of common stock.

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

The market price of our common stock has been, and may continue to be, subject to substantial volatility.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including;

●	volatility in the trading markets generally and in our particular market segment;

●	limited trading of our common stock;

●	actual or anticipated fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements regarding our business or the business of our customers or competitors;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	developments or disputes concerning our intellectual property or our offerings, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major change in our board of directors or management;

●	sales of shares of our common stock by us or by our stockholders;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war, incidents of terrorism, pandemics (such as the COVID-19 pandemic) or responses to these events.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. We estimate our executive officers and directors and their respective affiliates beneficially owned approximately 10.1% of our outstanding voting stock as of March 26, 2021. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, Inc. has adopted sales practice requirements that historically may have limited a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements historically has made it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit your ability to buy and sell our common stock, have an adverse effect on the market for our shares, and thereby depress our price per share of common stock.

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

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act or Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our California office is approximately 6,700 square feet and is located at 2210 Newport Blvd., Suite 200, Newport Beach, California 92663. Our office houses our executive and administrative operations under an operating lease that expires on May 31, 2027 for monthly rent of approximately $35,000. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

On April 12, 2019, the Company acquired four office and warehouse leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. The lessor of the office and warehouse area is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of Verb Direct.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 19 “Commitments and Contingencies,” in the notes to our audited consolidated financial statements of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “VERB.”

Holders of Common Stock

As of March 26, 2021, there were approximately 104 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2020, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2020 and 2019, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.”

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our white-labelled Customer Relationship Management (“CRM”) application for large sales-based enterprises; verbTEAMS, our CRM application for small-and medium-sized businesses and solopreneurs; verbLEARN, our Learning Management System application, and verbLIVE, our Live Stream eCommerce application.

Our Technology

Our suite of applications can be distinguished from other sales enablement applications because our applications utilize our proprietary interactive video technology as the primary means of communication between sales and marketing professionals and their customers and prospects. Moreover, the proprietary data collection and analytics capabilities of our applications inform our users on their devices in real time , when and for how long their prospects have watched a video, how many times such prospects watched it, and what they clicked on, which allows our users to focus their time and efforts on ‘hot leads’ or interested prospects rather than on those that have not seen such video or otherwise expressed interest in such content. Users can create their hot lead lists by using familiar, intuitive ‘swipe left/swipe right’ on-screen navigation. Our clients report that these capabilities provide for a much more efficient and effective sales process, resulting in increased sales conversion rates. We developed the proprietary patent-pending interactive video technology, as well as several other patent-issued and patent-pending technologies that serve as the unique foundation for all our platform applications.

Our Products

verbCRM combines the capabilities of CRM lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons which, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate, and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs.

verbLEARN is an interactive, video-based learning management system that incorporates all of the clickable in-video technology featured in our verbCRM application and adapts them for use by educators for video-based education. verbLEARN is used by enterprises seeking to educate a large sales team or a customer base about new products, or elicit feedback about existing products. It also incorporates Verb’s proprietary data collection and analytics capabilities that inform users in real time when and for how long the viewers watched the video, how many times they watched it, and what they clicked on, in addition to adding gamification features that enhance the learning aspects of the application.

verbLIVE builds on popular video-based platforms such as Facebook Live, Zoom, WebEx, and Go2Meeting, among others, by adding Verb’s proprietary interactive in-video ecommerce capabilities – including an in-video Shopify shopping cart integrated for Shopify account holders - to our own live stream video broadcasting application. verbLIVE is a next-generation live stream platform that allows hosts to utilize a variety of novel sales-driving features, including placing interactive icons on-screen that appear on the screens of all viewers, providing in-video click-to-purchase capabilities for products or services featured in the live video broadcast, in real-time, driving friction-free selling. verbLIVE also provides the host with real-time viewer engagement data and interaction analytics. verbLIVE is entirely browser-based, allowing it to function easily and effectively on all devices without requiring the host or the viewers to download software, and is secured through end-to-end encryption. A mobile app-based version of verbLIVE, with enhanced features, is currently in development and is expected to be released in early second quarter of 2021.

verbTEAMS is our interactive, video-based CRM for small-and medium-sized businesses and solopreneurs. verbTEAMS also incorporates verbLIVE as a bundled application. verbTEAMS incorporates self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high-quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click sync capability with Salesforce.

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

We are currently working to introduce an integration of our interactive video technology into Microsoft Outlook followed by a broad-scale launch in early 2021, pursuant to and in accordance with our existing Microsoft partnership agreement. We expect to follow the Microsoft Outlook integration with the integration into other Microsoft Office 365 products.

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

However, in May 2020, we executed a contract with Range Printing (“Range”), a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range will receive orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a revenue share arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us. The transition to Range Printing is now virtually complete.

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations, educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. As of March 26, 2021, we provide subscription-based application services to approximately 140 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 1.9 million downloads of our verbCRM application. Among the new business sectors targeted for this year are pharmaceutical sales, government institutions, small businesses and individual entrepreneurs.

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

Salesforce

verbLIVE is available to Salesforce users in the Salesforce App Exchange Marketplace under the Salesforce partner program. For a monthly subscription fee of $24.99 per user per month, every Salesforce user that subscribes will have the ability to click on their contacts icon in their Salesforce dashboard and from the drop-down menu they will see a verbLIVE icon. By clicking that, Salesforce users will be able to launch their own verbLIVE live stream ecommerce session and invite people to participate directly from their Salesforce contacts list. We worked with Salesforce to develop a marketing campaign to promote verbLIVE within the Salesforce ecosystem that launched in October 2020.

verbLIVE Pre-Sales

As previously disclosed, 17 of our existing clients have signed up for verbLIVE during the pre-launch marketing last quarter. We believe that these corporate clients have a combined potential individual user base of 465,350 users which represent the total addressable market among the existing clients that have already signed on. Historically, our penetration rates among our existing corporate clients vary but on the low end it is approximately 10%. Adopting that 10% rate, we believe that we have the potential to attract 46,000 users to subscribe and pay for verbLIVE. Currently, we charge $9.99 to $14.99 per user per month for verbLIVE depending on the features and package for existing verbCRM users, though at launch, we may charge a lower price, including a free trial period. Applying the lower price of $9.99 per user and a penetration rate of 10% for this analysis, we believe that we could potentially capture approximately $0.5 million of SaaS recurring revenue per month - or approximately $5.5 million of annual recurring revenue. We are encouraged by the fact that many of these prospective users already have our verbCRM app on their mobile device which allows us to send very targeted marketing messages promoting verbLIVE, including video demonstrations explaining what verbLIVE could do for their business. In addition, our platform is already integrated into many of our clients’ back-office providers making adoption for these clients and users much faster and easier. This is a small part of our internal modeling and should not be interpreted by anyone as a guarantee of performance or results. Notwithstanding the foregoing, which is an example only, our current projected usage models forecast far greater numbers than the 10% penetration rates for our existing signed customers, which we projected earlier this year, and much greater numbers still when we add anticipated adoption rates from the as yet untapped market outside our existing business.

For the quarter ended September 30, 2020, we reported that we were working diligently to ramp up capacity before a larger launch to ensure that we do not face service outages from overloaded servers. Notwithstanding these efforts, we may nevertheless experience server overloads as it is difficult to predict the rate of adoption and usage. We have begun final testing on the platform enhancements that have been designed and built to accommodate tens of thousands of simultaneous live streams, logins, viewers, and interactions on a global basis. Upon satisfactory completion of the testing, we will begin satisfying our existing back-log of current verbCRM users as discussed above.

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

SoloFire Acquisition

In September 2020 we completed the acquisition of Ascend Certification, LLC, dba SoloFire (“SoloFire”). SoloFire develops and markets leading SaaS-based sales enablement applications for sales representatives of medical device, diagnostics and life sciences companies. SoloFire’s platform empowers sales and marketing teams by allowing them to efficiently find, show, share and track regulatory and industry compliant, accurate and up-to-date content. With SoloFire, content can be locally stored, making it accessible without Wi-fi or mobile data, which is often a challenge in hospital environments. The sales tools can be tailored to a company’s unique medical products, while creating personalized sales conversations with physicians and other stakeholders. In addition, insights from in-depth analytics capabilities enable sales and marketing teams to identify and replicate the content that most resonates with clients, driving higher conversion rates. We have begun combining VERB’s sales enablement solutions, including our interactive video and interactive livestream ecommerce features, with the SoloFire mobile and desktop applications to provide even more powerful tools for this exciting new target market.

Impact of COVID-19 on Our Business and Industry

In the three months ended June 30, 2021, the COVID-19 pandemic resulted in significant uncertainty and volatility in a wide variety of industries and markets, including in our industry, and prompted many federal, state, local, and foreign governments to implement various lock-down measures in an attempt to contain the spread and mitigate the impact of the disease. The initial implementation of such lock-down measures, and their re-introduction in response to a nation-wide resurgence of COVID-19 cases in late-2020, resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and the cancellation or postponement of events.

Despite recent approval and initial distribution of vaccines, both the pandemic and the containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. As such, both the pandemic and containment and mitigation measures may adversely affect our business, operations and financial condition by, among other things, reducing demand for our applications, impairing the productivity of our workforce, and reducing our access to capital. The extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic, the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. However, we are committed to our employees returning to the workplace in the long-term. Throughout the year ended December 31, 2020 and through the filing of this Annual Report, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. Our workforce has continued to effectively develop and support our product and service offerings notwithstanding the current environment.

We began the year ended December 31, 2020 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. In the three months ended June 30, 2020, we experienced some uncertainty regarding whether there would be variability in demand for the services we provide on our platform after lock-down measures were implemented. We expect demand variability for our products and services may continue as a result of the COVID-19 pandemic; however, our sales team reported a higher level of interest in our products and services during the year ended December 31, 2020. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.

We continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures in the year ended December 31, 2020 to protect the health and safety of our employees, as well as to strengthen our financial position. These efforts include eliminating, reducing, or deferring non-essential expenditures, as well as complying with local and state government recommendations to protect our workforce.

Results of Operations

Fiscal Year Ended December 31, 2020 compared to the Fiscal Year Ended December 31, 2019

The following is a comparison of the results of our operations for the year ended December 31, 2020 and 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Change

Revenue
SaaS recurring subscription revenue	$5,114,000	$2,815,000	2,299,000
Other digital revenue	1,384,000	1,425,000	(41,000)
Design, printing, and fulfillment	2,744,000	3,913,000	(1,169,000)
Shipping	723,000	947,000	(224,000)
Total revenue	9,965,000	9,100,000	865,000

Cost of Revenue
Digital	1,416,000	660,000	756,000
Design, printing, and fulfillment	2,701,000	3,273,000	(572,000)
Shipping	684,000	937,000	(253,000)
Total cost of revenue	4,801,000	4,870,000	(69,000)

Gross margin	5,164,000	4,230,000	934,000

Operating expenses
Research and development	7,933,000	4,312,000	3,621,000
Depreciation and amortization	1,510,000	1,042,000	468,000
General and administrative	20,458,000	14,710,000	5,748,000
Total operating expenses	29,901,000	20,064,000	9,837,000

Loss from operations	(24,737,000)	(15,834,000)	(8,903,000)

Other income (expense), net
Other income (expense)	102,000	(11,000)	113,000
Financing costs	(248,000)	(1,625,000)	1,377,000
Interest expense - amortization of debt discount	(493,000)	(1,658,000)	1,165,000
Change in fair value of derivative liability	574,000	1,862,000	(1,288,000)
Debt extinguishment, net	-	1,536,000	(1,536,000)
Interest expense	(153,000)	(186,000)	33,000
Total other expense, net	(218,000)	(82,000)	(136,000)

Income tax provision	1,000	2,000	(1,000)

Net loss	(24,956,000)	(15,918,000)	9,038,000

Deemed dividend to Series A preferred stockholders	(3,951,000)	-	(3,951,000)

Net loss to common stockholders	$(28,907,000)	$(15,918,000)	$(12,989,000)

Revenue

Total revenue for the year ended December 31, 2020 was $10.0 million, compared to $9.1 million for the year ended December 31, 2019. The increase in revenue is attributed to the addition of new clients and the expansion of existing clients for access to one or more of our suite of software products on our sales enablement platform. Those products now include verbCRM, verbLEARN, verb TEAMS, and verbLIVE. The revenue we derive from these products is divided into two main categories: digital revenue and non-digital revenue. Within the digital revenue category, we have two forms of revenue. The first is SaaS recurring digital revenue based on contract-based subscriptions to our products and platform services. The second is non-SaaS, non-recurring digital revenue which is revenue generated by use of our apps and in-app purchases, such as sampling and other services obtained through the app. Non-digital revenue is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These include printing and shipping services which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020.

Total digital revenue for the year ended December 31, 2020 was $6.5 million, compared to $4.2 million for the year ended December 31, 2019. This consisted of SaaS recurring subscription-based revenue associated with our verbCRM, verbLEARN, and verbTEAMS applications of $5.1 million compared to $2.8 million in 2019. There was no revenue for verbLIVE in 2020 as it was launched commercially in 2021. Non-subscription digital revenue for the year ended December 31, 2020 was virtually flat compared to December 31, 2019.

Total non-digital revenue for the year ended December 31, 2020 was $3.5 million, compared to $4.9 million for the year ended December 31, 2019. Total non-digital revenue for 2020 consisted of revenue generated from the design and printing of welcome kits/starter kits that our clients use for new sales reps, fulfillment of various custom products our clients use for marketing purposes and at conferences of $2.7 million; and shipping fees associated with client welcome kits and fulfillment of $723,000.

The table below sets forth our quarterly revenues from the quarter ended March 31, 2019 through the quarter ended December 31, 2020, which reflects the trend of revenue since our acquisition of Verb Direct in April 2019:

	2019 Quarterly Revenue				2020 Quarterly Revenue
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
SaaS recurring subscription revenue	$9,000	$858,000	$953,000	$995,000	1,057,000	1,274,000	1,478,000	1,305,000	*
Other digital revenue	-	596,000	485,000	344,000	400,000	406,000	360,000	218,000
Total digital revenue	$9,000	$1,454,000	$1,438,000	$1,339,000	1,457,000	1,680,000	1,838,000	1,523,000

Design, printing, and fulfillment	-	1,784,000	1,164,000	965,000	728,000	713,000	836,000	467,000
Shipping	-	495,000	271,000	181,000	169,000	259,000	186,000	109,000
Total non-digital revenue	$-	$2,279,000	$1,435,000	$1,146,000	897,000	972,000	1,022,000	576,000

Grand total	$9,000	$3,733,000	$2,873,000	$2,485,000	2,354,000	2,652,000	2,860,000	2,099,000

* The decrease in digital revenue is primarily attributed to the impact of COVID-19 on many of our customers, which magnified what is traditionally a business slowdown during holiday season. We also experienced an unusual loss of several customers which had a direct impact on our 4th quarter recurring revenue. Notably, however, as the year drew to a close, as of December 31, 2020, we had begun to see a meaningful uptick and return to more normalized business and sales activity with 14 new clients under contract that will launch in 2021, at which time we will recognize that revenue. Overall, we signed 62 new clients in 2020, representing approximately $3.0 million of minimum contract value.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2020 was $4.8 million, compared to $4.9 million for 2019. The decrease in cost of revenue is primarily attributed by lower non-digital revenue for the year ended December 31, 2020 versus December 31, 2019 offset by an increase in digital cost of revenue attributed to additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

The shift in resources to our SaaS recurring subscription revenue reflects an increase in gross margin to 52% for the year ended December 31, 2020 versus 46% for the year ended December 31, 2019. The shift had a material impact on as gross margin increased $934,000, while gross revenue increased $865,000 for the year ended December 31, 2020 versus December 31, 2019.

Operating Expenses

Research and development expenses were $7.9 million for the year ended December 31, 2020, as compared to $4.3 million for the year ended December 31, 2019. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed the development of verbLIVE, plus enhancements to verbCRM and our core platform to facilitate native integrations with Salesforce, Microsoft, and other channel partners.

Depreciation and amortization expenses were $1.5 million for the year ended December 31, 2020, as compared to $1.0 million for the year ended December 31, 2019. The increase is associated with an additional three months of amortization in 2020 related to the intangible asset recorded as part of the acquisition of Verb Direct in April 2019, amortization of SoloFire intangible assets, and amortization of leasehold improvements related to our California office.

General and administrative expenses for the year ended December 31, 2020 were $20.5 million, as compared to $14.7 million for the year ended December 31, 2019. The increase in general and administrative expenses is primarily related to general and administration expenses attributed to an increase in stock compensation expense of $1.9 million, an additional quarter of operations in 2020 for Verb Direct of $1.1 million, expenses from SoloFire of $809,000 primarily driven by retention bonuses, plus increases to support growth driven by labor related costs of $697,000, professional services of $631,000, marketing and promotion of $493,000, and increased facility costs associated with our California office of $175,000.

Other income (expense), net, for the year ended December 31, 2020 was ($218,000), which was attributed to interest expense for amortization of debt discount of ($493,000), financing costs of ($248,000), and interest expense of ($153,000), offset by a change in the fair value of derivative liability of $574,000 and other income (expense), net of $102,000. Other income (expense), net, for the year ended December 31, 2019 was ($82,000), which was attributed to interest expense for amortization of debt discount of ($1.7) million, financing costs of ($1.6) million, interest expense of ($186,000), other income (expense), net of ($11,000), offset by a change in the fair value of derivative liability of $1.9 million, and debt extinguishment of $1.5 million.

Use of Non-GAAP Measures - Modified EBITDA

In addition to our results under generally accepted accounted principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, financing costs and changes in fair value of derivative liability.

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

	Year Ended
	December 31, 2020	December 31, 2019

Net loss	$(24,956,000)	$(15,918,000)

Adjustments
Other expense	(102,000)	11,000
Stock compensation expense	6,119,000	4,178,000
Financing costs	248,000	1,625,000
Amortization of debt discount	493,000	1,658,000
Change in fair value of derivative liability	(574,000)	(1,862,000)
Debt extinguishment, net	-	(1,536,000)
Interest expense	153,000	186,000
Depreciation and amortization	1,510,000	1,042,000
Income tax provision	1,000	2,000

Total EBITDA adjustments	7,848,000	5,304,000
Modified EBITDA	$(17,108,000)	$(10,614,000)

The $6.5 million decrease in modified EBITDA for the year ended December 31, 2020, compared to the same period in 2019, resulted from increased research and development, expenses related to SoloFire primarily driven by retention bonuses, an increase in professional services primarily attributed to the acquisition of SoloFire, labor related costs to support growth, marketing and promotion, increased facility costs associated with our California office, and twelve months of Verb Direct general and administrative expenses for the year ended December 31, 2020 versus the nine months of Verb Direct results in 2019, offset by an increase in gross margin.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $24,956,000 during the fiscal year ended December 31, 2020. We also utilized cash in operations of $16,294,000 during the fiscal year ended December 31, 2020. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. In addition, our independent registered public accounting firm, in its report on our December 31, 2020 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

Overview

As of December 31, 2020, we had cash of $1,815,000. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

On August 14, 2019, we entered into a purchase agreement with investors, pursuant to which we agreed to issue and sell up to an aggregate of 6,000 shares of our Series A Preferred Stock and the warrants to purchase an aggregate of up to 3.87 million shares of common stock (an amount equivalent to the number of shares of common stock into which the Series A Preferred Stock is initially convertible). Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the holder’s option into that number of shares of common stock equal to the stated value per share (or $1,000) divided by the conversion price (initially, $1.55); thus, initially, each share of Series A Preferred Stock is convertible into approximately 645 shares of common stock. The warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable from and after six months after the date of issuance, and will expire five years from the date of issuance. We closed the offering on August 14, 2019, and issued 5,030 shares of Series A Preferred Stock and issued warrants to purchase up to 3,245,162 shares of common stock in connection therewith. We received gross proceeds equal to $5,030,000

On February 5, 2020, we initiated our private placement, which is for the sale and issuance of up to five million shares of our common stock at a per-share price of $1.20, which amount represents a 20% discount to the $1.50 closing price of our common stock on that day, and is memorialized by a subscription agreement.

On March 31, 2020 we closed our private placement. In total we issued 4,237,833 shares of common stock and netted $4.4 million after fees and expenses.

On April 17, 2020, we received loan proceeds in the amount of approximately $1,218,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. Subsequent to December 31, 2020 the entire note and accrued interest was forgiven.

On July 24, 2020, the Company concluded its public offering pursuant to a registration statement on Form S-1 (File No. 333-239055) and issued and sold 12,545,453 shares of common stock (which included 1,636,363 shares of common stock sold pursuant to the exercise by the underwriters of an overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and direct offering expenses was $12,337,000

On March 15, 2021 the Company completed a registered direct offering with institutional investors for the purchase and sale of 9,375,000 shares of common stock at a purchase price of $1.60 per share. Net proceeds were approximately $14,000,000

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
Cash used in operating activities	$(16,294,000)	$(8,118,000)
Cash used in investing activities	(88,000)	(14,589,000)
Cash provided by financing activities	17,214,000	23,056,000
Increase in cash	$832,000	$349,000

Cash Flows – Operating

For the year ended December 31, 2020, our cash flows used in operating activities amounted to $16.3 million, compared to cash used for the year ended December 31, 2019 of $8.1 million. The change is attributed to the growth of the business, product development, inclusion of Verb Direct and SoloFire operating expenses, professional services, and a change in accounts payable, accrued expenses, and accrued interest of ($1.3) million, prepaid expenses of ($474,000) compared to December 31, 2019, offset by an increase in gross margin, a change in accounts receivable of $820,000, deferred revenue and customer deposits of $302,000, compared to December 31, 2019.

Cash Flows – Investing

For the year ended December 31, 2020, our cash flows used from investing activities amounted to $88,000, which was primarily attributed to fixed asset purchases of $317,000, offset by $229,000 of cash acquired from the acquisition of Solofire. For the year ended December 31, 2019, our cash flows used from investing activities amounted to $14.6 million, which was primarily attributed to the net cash paid as part of the acquisition of Verb Direct in April 2019 of $14.4 million, plus fixed asset purchases of $146,000.

Cash Flows – Financing

Our cash provided by financing activities for the year ended December 31, 2020 amounted to $17.2 million, which represented $16.8 million of net proceeds from the issuance of shares of our common stock, proceeds from warrant exercises of $2.2 million, a paycheck protection program loan of $1.2 million, advances on future receipts of $728,000, and an economic injury disaster loan of $150,000, all offset by ($1.9) million of an acquisition note payable for Solofire, ($1.8) million of payments against advance on future receipts, a ($100,000) principal payment on related party debt. Our cash provided by financing activities for the year ended December 31, 2019 amounted to $23.0 million, which represented $18.5 million of net proceeds from the issuance of shares of our Common Stock, $4.7 million of net proceeds from the issuance of shares of our Series A Preferred Stock, $1.3 million of proceeds from notes payable, advances on future receipts of $728,000, $432,000 of proceeds from the issuance of convertible debt, $58,000 of unsecured related party debt, and $45,000 of proceeds from warrant exercises, partially offset by ($2.0) million paid in connection with convertible notes outstanding, ($630,000) paid in connection with notes outstanding, and ($58,000) paid in connection with related party notes outstanding, and ($7,000) of payments against advance on future receipts.

Notes Payable – Related Parties

We had the following related parties notes payable as of December 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2020

Note (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$725,000
Note (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000

Total notes payable – related parties, net					1,077,000
Non-current					-
Current					$1,077,000

(A)	On December 1, 2015, we issued a convertible note payable to Rory J. Cutaia, our Chief Executive Officer and then-majority stockholder, to consolidate all loans and advances made by Mr. Cutaia to our company as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and will mature on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. Subsequent to December 31, 2020 the Company extended the note to February 8, 2023.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of December 31, 2020, the outstanding principal balance of the note was equal to $112,000.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to our company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 is not convertible. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and will mature on June 4, 2021.

During the year ended December 31, 2020, we recorded total interest expense of $141,000 pursuant to the terms of the notes and paid $100,000 of principal on note (A) and paid $120,000 of interest.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at December 31, 2020

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000
Total deferred compensation payable – related parties, net			1,042,000
Non-current			(521,000)
Current			$521,000

(A)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer annual incentive compensation of $430,000 and $125,000, respectively, for services rendered. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022. Subsequent to December 31, 2020, the Company paid $215,000 of the amount due and will pay the remaining $63,000 during 2021.

(B)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer a bonus for the successful up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct totaling $324,000 and $162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We will pay 50% of these awards on January 10, 2021 and the remaining 50% on January 10, 2022. Subsequent to December 31, 2020, the Company paid $162,000 of the amount due and will pay the remaining $82,000 during 2021.

Advance on Future Receipts

We had the following related parties notes payable as of December 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2020

Note 3 (A)	June 30, 2020	February 25, 2021	10%	$506,000	$89,000
Note 4 (A)	June 30, 2020	February 25, 2021	10%	506,000	88,000
Total				$1,012,000	177,000
Debt discount					(67,000)
Net					$110,000

(A)	On June 30, 2019, we received two secured advances from an unaffiliated third party totaling $727,000 for the purchase of future receipts/revenues of $1,012,000 Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from our operating account each banking day. The term of the agreement extends until the advances are paid in full. We may pay off either note for $446,000 if paid within 30 days of funding; for $465,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding.

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

We value stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Expected life in years	3.0, 4.0 and 5.0	1.0, 2.0 and 5.0
Stock price volatility	255%-271%	180%-414%
Risk free interest rate	0.17-0.39%	1.51-2.75%
Expected dividends	0%	0%
Forfeiture rate	21.2 – 21.3%	22.48%

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

Based on our evaluation under the framework issued by COSO, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resulting in financial statement closing process.

During fiscal 2020, we have taken remediation measures to address the material weaknesses relating to our internal control over financial reporting. Such remediation activities included the following:

(i)	adoption and implementing the NetSuite ERP (enterprise resource planning) and accounting system;

(ii)	updating the documentation of our internal control processes, including performing a formal risk assessment of our financial reporting processes; and

(iii)	implementing procedures to ensure segregation of duties and hiring additional resources to ensure appropriate review and oversight.

As a result of the remediation activities and controls in place as of December 31, 2020 described above, we have remediated the previously disclosed material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than the controls implemented to remediate the material weaknesses noted above, there were no additional, there were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman, President, Chief Executive Officer, Secretary, and Director	65	October 16, 2014
Jeffrey R. Clayborne	Chief Financial Officer and Treasurer	50	July 15, 2016
James P. Geiskopf	Lead Director	61	October 16, 2014
Philip J. Bond	Director	64	September 10, 2018
Kenneth S. Cragun	Director	60	September 10, 2018
Nancy Heinen	Director	64	December 20, 2019
Judy Hammerschmidt	Director	66	December 20, 2019

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

Rory J. Cutaia, Chairman of the Board, President, Chief Executive Officer, and Secretary

Rory J. Cutaia has served as our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer since the formation of CMG, in which roles he has continued to serve through our October 2014 acquisition of bBooth USA to the present. Mr. Cutaia founded CMG in 2012 and bBooth, Inc. in 2014. In May 2014, CMG and bBooth, Inc. merged and became known as bBoothUSA, which entity was acquired in October 2014 by GSD, our predecessor. Prior to that, from October 2006 to August 2011, he was a partner and Entrepreneur-in-Residence at Corinthian Capital Group, Inc. (“Corinthian”), a private equity fund based in New York City that invested in middle-market, U.S. based companies. During his tenure at Corinthian, from June 2008 to October 2011, Mr. Cutaia was the co-founder and Executive Chairman of Allied Fiber, Inc., a company engaged in the construction of a nation-wide fiber-optic network, and from June 2007 to August 2011, Mr. Cutaia was the Chief Executive Officer of GreenFields Coal Company, a company engaged in the deployment of technology to recycle coal waste and clean-up coal waste sites. Before joining Corinthian, from January 2000 to October 2006, he founded and was the Chairman and Chief Executive Officer of The Telx Group, Inc. (“Telx”), a company engaged in the telecom carrier inter-connection, co-location, and data center business, which he sold in 2006. Before founding Telx, he was a practicing lawyer with Shea & Gould, a prominent New York City law firm. Mr. Cutaia obtained his Juris Doctorate degree from the Fordham University School of Law in 1985 and his Bachelor of Science, magna cum laude, in business management from the New York Institute of Technology in 1982.

We believe that Mr. Cutaia is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his education and business experiences described above.

Jeffrey R. Clayborne, Chief Financial Officer and Treasurer

Jeffrey R. Clayborne has served as our Chief Financial Officer since July 15, 2016. Mr. Clayborne is an experienced finance professional with an entrepreneurial spirit and proven record of driving growth and profit for both Fortune 50 and start-up companies. Prior to joining our company, Mr. Clayborne served as Chief Financial Officer and a consultant with Breath Life Healing Center from August 2015 to July 2016. From September 2014 to August 2015, he served as Vice President of Business Development of Incroud, Inc and from May 2012 to September 2014, Mr. Clayborne served as President of Blast Music, LLC. Prior to this, Mr. Clayborne was employed by Universal Music Group where he served as Vice President, Head of Finance & Business Development for Fontana, where he managed the financial planning and analysis of the sales and marketing division and led the business development department. He also served in senior finance positions at The Walt Disney Company, including Senior Finance Manager at Walt Disney International, where he oversaw financial planning and analysis for the organization in 37 countries. Mr. Clayborne began his career as a CPA at McGladrey & Pullen LLP (now, RSM US LLP), then at KPMG Peat Marwick (now, KPMG). He brings with him more than 25 years of experience in all aspects of strategy, finance, business development, negotiation, and accounting. Mr. Clayborne earned his Master of Business Administration degree from the University of Southern California, with high honors.

James P. Geiskopf, Director

James P. Geiskopf has served as one of our directors since the formation of bBooth USA, in which role he has continued to serve through our October 2014 acquisition of bBooth USA by GSD, our predecessor, to the present. He also serves as our Lead Director. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf served as the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he served as its President and Chief Executive Officer. In 2007, he sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993 and also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993, which was sold to a larger institution in 1993. Since 2014, Mr. Geiskopf has served on the board of directors of Currency Works, Inc., a public company that trades on the OTCQB. From June 2013 to March 16, 2017, the date of his resignation, Mr. Geiskopf served as a director of Electronic Cigarettes International Group, Ltd., or ECIG, a Nevada corporation, whose common stock was quoted on the over-the-counter market. ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code on March 16, 2017.

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

Philip J. Bond, Director

Philip J. Bond was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Governance and Nominating Committee and to serve on the Audit, Compensation, and Governance and Nominating Committees. In 2018, Mr. Bond co-founded Potomac International Partners, Inc., a multidisciplinary consulting firm and currently serves as its President of Government Affairs. In 2009, TechAmerica, a U.S.-based technology trade association, was formed from the merger of AeA, the Cyber Security Industry Alliance, the Government Electronics & Information Technology Association, and the Information Technology Association of America. Mr. Bond was appointed as the President of TechAmerica at the date of the merger, and later, in 2010, was appointed as its Chief Executive Officer. Prior to the merger, Mr. Bond served as the President and Chief Executive Officer of Information Technology Association of America from 2006 to 2008. From 2001 to 2005, Mr. Bond served as Undersecretary of Technology in the U.S. Department of Commerce for Technology. From 2002 to 2003, Mr. Bond served concurrently as Chief of Staff to Commerce Secretary Donald Evans. In his dual role, he worked closely with Secretary Evans to increase market access for U.S. goods and services and further advance America’s technological leadership at home and abroad. Mr. Bond oversaw the operations of the National Institute of Standards and Technology, the Office of Technology Policy, and the National Technical Information Service. During his tenure, the Technology Administration was the pre-eminent portal between the federal government and U.S. technology. Earlier in his career, Mr. Bond served as Senior Vice President of Government Relations for Monster Worldwide, the world’s largest online career site, and General Manager of Monster Government Solutions. Mr. Bond also served as Director of Federal Public Policy for the Hewlett-Packard Company; Senior Vice President for Government Affairs and Treasurer of the Information Technology Industry Council; as Chief of Staff to the late Congresswoman Jennifer Dunn (R-WA); Principal Deputy Assistant Secretary of Defense for Legislative Affairs; Chief of Staff and Rules Committee Associate for Congressman Bob McEwen (R-OH); and as Special Assistant to the Secretary of Defense for Legislative Affairs. Mr. Bond is a graduate of Linfield College in Oregon and now serves on the school’s board of trustees.

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

Kenneth S. Cragun, Director

Kenneth S. Cragun was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Audit Committee, and to serve on the Compensation and Governance and Nominating Committees. Mr. Cragun was appointed as Chief Financial Officer of Ault Global Holdings, Inc. a diversified holding company, on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as Ault Global Holdings’ Chief Accounting Officer since October 1, 2018, and since January 2019, as the Chief Financial Officer and Treasurer for Alzamend Neuro, Inc., a biopharma company. Mr. Cragun also serves as a partner of Hardesty, LLC, a national executive services firm. He has been a partner of its Southern California Practice since October 2016. From January 2018 to September 2018, Mr. Cragun served as the Chief Financial Officer of CorVel Corporation, or CorVel. CorVel is an Irvine, California-based national provider of workers’ compensation solutions for employers, third-party administrators, insurance companies, and government agencies. Mr. Cragun is a two-time finalist for the Orange County Business Journal’s “CFO of the Year – Public Companies” and has more than 30 years of experience, primarily in the technology industry. He served as Chief Financial Officer of two NASDAQ-listed companies: Local Corporation (April 2009 to September 2016), formerly based in Irvine, California, which operated a U.S. top 100 website “Local.com” and, in June 2015, filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code, or Bankruptcy Code, and Modtech Holdings, Inc. (June 2006 to March 2009), formerly based in Perris, California Mr. Cragun received his B.S. in Accounting from Colorado State University-Pueblo.

Mr. Cragun’s industry experience is vast with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans, and lines of credit. For these reasons, we believe that he will provide additional breadth and depth to our board of directors.

Nancy Heinen, Director

Nancy Heinen was appointed as one of our directors effective December 20, 2019. Ms. Heinen is currently a board member, investor, strategy consultant, and startup advisor with more than 25 years of experience in senior executive roles in Silicon Valley. In 1997, she was recruited by Steve Jobs to join the executive team of Apple Inc. (“Apple”), and assisted in its turnaround. During Ms. Heinen’s tenure at Apple, her responsibilities included all legal matters, including intellectual property litigation, acquisitions, corporate governance, and securities compliance, as well as global government affairs and corporate security. Previously, she served as General Counsel of NeXT Software, Inc., and Associate General Counsel at Tandem Computers, Inc. Ms. Heinen currently acts as Board Chair of First Place for Youth, is a board member and past board chair of SV2 – Silicon Valley Social Venture Fund, and serves on the advisory boards of Illuminate Ventures, University of California, Berkeley Center for Law and Business, and the Northern California Innocence Project. Ms. Heinen received her B.A. and J.D. from the University of California at Berkeley.

We believe that Ms. Heinen’s legal experience, coupled with her senior executive experience, will provide a benefit to us, our stockholders, and our board of directors.

Judy Hammerschmidt, Director

Judy Hammerschmidt was appointed as one of our directors effective December 20, 2019. Ms. Hammerschmidt has spent the last 37 years as an international attorney. She began her career as a Special Assistant to two Attorneys General of the United States, focusing on international matters of interest to the U.S. government, including negotiating treaties and agreements with foreign governments. She then joined Dickstein, Shapiro & Morin, LLP, a Washington, D.C. firm, where she represented companies around the world as they expanded internationally in highly regulated environments. Her clients included Guess? Inc., Pfizer Inc., Merck & Co., Inc., the Receiver for Bank of Credit and Commerce International of the United Arab Emirates, Recycled Paper Products, Inc., and Herbalife Nutrition Ltd. (“Herbalife”). She provided structuring, growth, and regulatory advice for these and other companies. She joined Herbalife as Vice President and General Counsel of Europe in 1994, becoming Executive Vice President and International Chief Counsel in 1996. In 2002, she was part of the management group that sold Herbalife. Since that time, she has served as outside counsel to a series of entrepreneurial companies looking to expand internationally, primarily in the food and drug/nutritional supplements space. In addition, Ms. Hammerschmidt was a Principal in JBT, LLC, a privately held company that owned “mindful dining” restaurants in the Washington, D.C. area. Those properties were sold in 2010. She expects to continue to act as outside counsel for small companies while serving on our board of directors. We believe that Ms. Hammerschmidt’s legal experience, generally, and her experience with certain of her previous or client relationships, specifically, will provide a benefit to us, our stockholders, and our board of directors.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2020, except as set forth below.

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

Nomination of Directors

As of March 26, 2020, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. Accordingly, we do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to our president at the address on the cover page of this Annual Report. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers”:

●	Rory J. Cutaia, our Chairman, President, Chief Executive Officer, and Secretary; and
●	Jeffrey R. Clayborne, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Rory J. Cutaia(3)	2020	452,000	590,000	(4)	722,000	(5)	-	-	1,764,000	(6)
	2019	476,000	754,000	(7)	752,000	(8)	959,000	-	2,941,000	(6)

Jeffrey R. Clayborne(9)	2020	234,000	150,000	(10)	391,000	(11)	-	-	775,000	(12)
	2019	173,000	287,000	(13)	496,000	(14)	338,000	-	1,294,000	(12)

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards, refer to Note 2 of our audited consolidated financial statements for the year ended December 31, 2020 of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during fiscal years ended December 31, 2020 and 2019 in accordance with FASB ASC Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	Represents an annual incentive bonus of (i) $490,000 for the successful closing of our March 31, 2020 private placement and (ii) $100,000 for the July 24, 2020 underwritten public offering of our common stock.

(5)	Represents an annual incentive bonus of (i) 471,698 restricted stock units for the successful closing of our March 31, 2020 private placement (ii) 166,365 restricted stock units for the July 24, 2020 underwritten public offering of our common stock, and (iii) 31,030 restricted stock units as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan.

(6)	As of December 31, 2020 and 2019, Mr. Cutaia had accrued but unpaid compensation equal to $697,000 and $207,000, respectively.

(7)	Represents an annual incentive bonus of (i) $430,000 for up-listing to The NASDAQ Capital Market and (ii) $324,000 for the acquisition of Verb Direct.

(8)	Represents an annual incentive bonus of (i) 352,827 restricted stock awards for up-listing to The NASDAQ Capital Market and (ii) 200,000 restricted stock awards for the acquisition of Verb Direct.

(9)	Mr. Clayborne was appointed as Chief Financial Officer on July 15, 2016.

(10)	Represents an annual incentive bonus of (i) $125,000 for the successful closing our March 31, 2020 private placement and (ii) $25,000 for the July 24, 2020 underwritten public offering of our common stock.

(11)	Represents an annual incentive bonus of (i) 283,019 restricted stock units for the successful closing of our March 31, 2020 private placement, (ii) 63,288 restricted stock units for the July 24, 2020 underwritten public offering of our common stock, and (iii) 16,303 restricted stock units as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan.

(12)	As of December 31, 2020 and 2019, Mr. Clayborne had accrued but unpaid compensation equal to $125,000 and $0, respectively.

(13)	Represents an annual incentive bonus of (i) $125,000 for up-listing to The NASDAQ Capital Market and (ii) $162,000 for the acquisition of Verb Direct.

(14)	Represents an annual incentive bonus of (i) 264,620 restricted stock awards for up-listing to The NASDAQ Capital Market and (ii) 100,000 restricted stock awards and the acquisition of Verb Direct.

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

Mr. Cutaia earned total cash compensation for his services to us in the amount of $452,000 and $476,000 for the fiscal years ending December 31, 2020 and 2019, respectively.

In fiscal 2020, Mr. Cutaia earned an annual incentive bonus totaling $490,000.

On April 10, 2020, we granted Mr. Cutaia a restricted stock unit totaling $37,000 payable in 31,030 shares of our common stock as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan. The restricted stock unit vested on July 15, 2020 at the completion of the plan. The price per share was $1.198, which was the 21-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.47 and was used to calculate fair market value.

On July 29, 2020, Mr. Cutaia earned an incentive bonus totaling $100,000 for the successful closing of our March 31, 2020 private placement and the July 24, 2020 underwritten public offering of our common stock, respectively.

On July 29, 2020, we granted Mr. Cutaia a restricted stock unit totaling $500,000 payable in 471,698 shares of our common stock. The restricted stock unit is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

On July 29, 2020, we granted Mr. Cutaia a restricted stock unit totaling $176,000 payable in 166,365 shares of our common stock. The restricted stock unit vested on grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

In fiscal 2019, Mr. Cutaia earned an annual incentive bonus totaling $430,000 and $324,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Mr. Cutaia. We will pay 50% on January 10, 2021 and the remaining 50% on January 9, 2022.

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

As of December 31, 2020 and 2019, Mr. Cutaia had accrued but unpaid compensation equal to $697,000 and $207,000, respectively.

Jeffrey R. Clayborne

Mr. Clayborne earned total cash compensation for his services to us in the amount of $234,000 and $173,000 for the fiscal years ending December 31, 2020 and 2018, respectively.

In fiscal 2020, Mr. Clayborne earned an annual incentive bonus totaling $125,000.

On April 10, 2020, we granted Mr. Clayborne a restricted stock unit totaling $20,000 payable in 16,303 shares of our common stock as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan. The restricted stock unit vested on July 15, 2020 at the completion of the plan. The price per share was $1.198, which was the 21-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.47 and was used to calculate fair market value.

On July 29, 2020, Mr. Clayborne earned an incentive bonus totaling $25,000 for the successful closing of our March 31, 2020 private placement and the July 24, 2020 underwritten public offering of our common stock, respectively.

On July 29, 2020, we granted Mr. Clayborne a restricted stock unit totaling $300,000 payable in 283,019 shares of our common stock. The restricted stock unit is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

On July 29, 2020, we granted Mr. Clayborne a restricted stock unit totaling $67,000 payable in 63,288 shares of our common stock. The restricted stock unit vested on grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

In fiscal 2019, Mr. Clayborne earned an annual incentive bonus totaling $125,000 and $162,000 for up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Mr. Clayborne. We will pay 50% on January 10, 2021 and the remaining 50% on January 10, 2022.

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

As of December 31, 2020 and 2019, Mr. Clayborne had accrued but unpaid compensation equal to $125,000 and $0, respectively.

2019 Omnibus Incentive Plan

On November 11, 2019, our board of directors approved our 2019 Omnibus Incentive Plan, or Incentive Plan, and on December 20, 2019, our stockholders approved and adopted the Incentive Plan. The material terms of the Incentive Plan are summarized below.

On September 2, 2020, our board of directors approved an additional 8,000,000 shares of our common stock to be authorized for awards granted under the Incentive Plan, and on October 16, 2020, our stockholders approved the additional 8,000,000 shares of our common stock to be authorized for awards granted under the Incentive Plan.

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

Available Shares

Subject to the adjustment provisions included in the Incentive Plan, a total of 16,000,000 shares of our common stock are authorized for awards granted under the Incentive Plan. Shares subject to awards that have been canceled, expired, settled in cash, or not issued or forfeited for any reason (in whole or in part), will not reduce the aggregate number of shares that may be subject to or delivered under awards granted under the Incentive Plan and will be available for future awards granted under the Incentive Plan.

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

Tax and Accounting Considerations

Among the factors it considers when making executive compensation decisions, the Compensation Committee considers the anticipated tax and accounting impact to us (and to our executive officers) of various payments, equity awards and other benefits.

The Compensation Committee considers the impact of the provisions of Section 162(m) of the Internal Revenue Code, or the Code, as amended by the Tax Cuts and Jobs Act (“TCJA”). That section generally limits the deductibility of compensation paid by a publicly held company to “covered employees” for a taxable year to $1.0 million. Effective for taxable years beginning on and after January 1, 2018, “covered employees” generally include our Chief Executive Officer, Chief Financial Officer and other highly compensated executive officers. Effective for taxable years beginning prior to January 1, 2018, an exception to this deduction limit applied to “performance-based compensation,” such as cash incentive and stock option awards, that satisfied certain criteria. This exception to the Section 162(m) deduction limit for “performance-based compensation” was repealed by the TCJA. Thus, except for certain “performance-based compensation” payable pursuant to written contracts that were in effect on November 2, 2017 and that are not modified in any material respect on or after that date, effective for taxable years beginning on and after January 1, 2018 our tax deduction with regard to compensation of “covered employees” is limited to $1.0 million per taxable year with respect to each executive officer. With respect to cash and equity awards that were in effect on November 2, 2017, and that are not modified in any material respect on or after that date, the Committee is mindful of the benefit to us and our stockholders of the full deductibility of compensation and have taken steps so that both the cash incentive and stock option awards that we granted may qualify for deductibility under Section 162(m) of the Code. However, awards that we granted that were intended to qualify as “performance-based compensation” may not necessarily qualify for such status under Section 162(m) of the Code. With respect to cash incentive and equity awards that we may grant in the future, we do not anticipate that the $1.0 million deduction limitation set forth in Section 162(m) of the Code will have a material impact on our results of operations.

The Compensation Committee also considers the impact of Section 409A of the Code, and in general, our executive plans and programs are designed to comply with the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance.

We account for equity awards in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718, Stock Compensation.

Our Change of Control and Severance Agreements do not allow for excise tax gross up payments.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, certain information concerning outstanding restricted stock awards as of December 31, 2020:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
Rory J. Cutaia	352,827	1.36	December 23, 2023(1)
	150,000	1.36	December 23, 2022(2)
	471,698	1.06	July 29, 2024(3)

Jeffrey R. Clayborne	264,620	1.36	December 23, 2023(1)
	75,000	1.36	December 23, 2022(2)
	283,019	1.06	July 29, 2024(3)

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	25% on grant date and 25% vesting on the first, second, and third anniversaries from the grant date

(3)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2020:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option Exercise price ($)	Option expiration date
Rory J. Cutaia	-	189,645	1.13	January 10, 2021(1)
	-	189,645	1.13	January 10, 2022(2)
	-	143,085	1.13	January 10, 2021(3)
	-	143,085	1.13	January 10, 2022(4)
	16,667	-	4.35	January 8, 2024(9)
	16,667	-	1.16	December 18, 2022(9)
	133,333	-	1.20	January 9, 2022(9)
	16,667	-	1.65	October 31, 2020(9)
	83,333	-	1.43	May 11, 2021(9)
	16,667	-	1.20	November 1, 2020(9)

Jeffrey R. Clayborne	-	55,129	1.13	January 10, 2021(5)
	-	55,129	1.13	January 10, 2022(6)
	-	71,542	1.13	January 10, 2021(7)
	-	71,543	1.13	January 10, 2022(8)
	33,333	-	5.33	May 3, 2022(9)
	133,333	-	1.20	January 9, 2022(9)
	100,000	-	1.65	July 14, 2021(9)
	12,876	-	1.35	January 21, 2023(9)

(1)	189,645 shares will vest on January 10, 2021.

(2)	189,645 shares will vest on January 10, 2022.

(3)	143,085 shares will vest on January 10, 2021.

(4)	143,085 shares will vest on January 10, 2022.

(5)	55,129 shares will vest on January 10, 2021.

(6)	55,129 shares will vest on January 10, 2022.

(7)	71,542 shares will vest on January 10, 2021.

(8)	71,542 shares will vest on January 10, 2022.

(9)	All shares have fully vested.

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

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2020:

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
James P. Geiskopf	152,000	209,000	(2,3)	361,000

Philip J. Bond	70,000	87,000	(4,5)	157,000

Kenneth S. Cragun	70,000	87,000	(4,5)	157,000

Nancy Heinen	64,000	87,000	(4,5)	152,000

Judith Hammerschmidt	64,000	87,000	(4,5)	152,000

(1)

Rory J. Cutaia, our Chairman of the board, Chief Executive Officer, President, and Secretary during the fiscal year ending December 31, 2020, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	Represents a restricted stock unit totaling 184,021 shares of our common stock valued at $1.06 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock unit vested on the first anniversary from the grant date.

(3)	Represents a restricted stock unit totaling 9,782 shares of our common stock valued at $1.47 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock unit vested on the July 15, 2020.

(4)	Represents a restricted stock unit totaling 75,472 shares of our common stock valued at $1.06 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock unit vests on the first anniversary from the grant date.

(5)	Represents a restricted stock unit totaling 4,891 shares of our common stock valued at $1.47 per share, which was the closing price reported on The NASDAQ Capital Market. The restricted stock unit vested on the July 15, 2020.

Narrative Disclosure to Director Compensation Table

The annual board fee payable in cash and our common stock for our lead director and directors is 175,000 and 75,000, respectively. In addition, we intend to provide a restricted stock unit based on recommendations from our compensation consultants. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

James P. Geiskopf

Mr. Geiskopf earned total cash compensation for his services to us in the amount of $152,000 and $69,000 for fiscal years 2020 and 2019, respectively.

On April 10, 2020, we granted Mr. Geiskopf a restricted stock unit totaling $12,000 payable in 9,782 shares of our common stock as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan. The restricted stock unit vested on July 15, 2020 at the completion of the plan. The price per share was $1.198, which was the 21-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.47 and was used to calculate fair market value.

On July 29, 2020, we granted Mr. Geiskopf a restricted stock unit totaling $160,000 payable in 150,943 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

On July 29, 2020, we granted Mr. Geiskopf a restricted stock unit totaling $35,000 payable in 33,078 shares of our common stock. The restricted stock unit vested on grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

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

Philip J. Bond

Mr. Bond earned total cash compensation for his services to us in the amount of $70,000 and $48,000 for the fiscal years ending December 31, 2020 and 2019, respectively.

On April 10, 2020, we granted Mr. Bond a restricted stock unit totaling $6,000 payable in 4,891 shares of our common stock as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan. The restricted stock unit vested on July 15, 2020 at the completion of the plan. The price per share was $1.198, which was the 21-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.47 and was used to calculate fair market value.

On July 29, 2020, we granted Mr. Bond a restricted stock unit totaling $80,000 payable in 75,472 shares of our common stock. The restricted stock unit vests on the first anniversary from the grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

On December 23, 2019, we granted Mr. Bond a restricted stock award totaling $80,000 payable in 70,565 shares of our common stock. The restricted stock award vests on the first anniversary from grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

Kenneth S. Cragun

Mr. Cragun earned total cash compensation for his services to us in the amount of $70,000 and $48,000 for the fiscal years ending December 31, 2020 and 2019, respectively.

On April 10, 2020, we granted Mr. Cragun a restricted stock unit totaling $6,000 payable in 4,891 shares of our common stock as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan. The restricted stock unit vested on July 15, 2020 at the completion of the plan. The price per share was $1.198, which was the 21-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.47 and was used to calculate fair market value.

On July 29, 2020, we granted Mr. Cragun a restricted stock unit totaling $80,000 payable in 75,472 shares of our common stock. The restricted stock unit vests on the first anniversary from the grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

On December 23, 2019, we granted Mr. Cragun a restricted stock award totaling $80,000 payable in 70,565 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share was $1.13, which was the 30-day volume weighted average price as reported by The NASDAQ Capital Market.

Nancy Heinen

Ms. Heinen earned total cash compensation for his services to us in the amount of $64,000 and $0 for the fiscal years ending December 31, 2020 and 2019, respectively.

On April 10, 2020, we granted Ms. Heinen a restricted stock unit totaling $6,000 payable in 4,891 shares of our common stock as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan. The restricted stock unit vested on July 15, 2020 at the completion of the plan. The price per share was $1.198, which was the 21-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.47 and was used to calculate fair market value.

On July 29, 2020, we granted Ms. Heinen a restricted stock unit totaling $80,000 payable in 75,472 shares of our common stock. The restricted stock unit vests on the first anniversary from the grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

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

Judith Hammerschmidt

Ms. Hammerschmidt earned total cash compensation for his services to us in the amount of $64,000 and $0 for the fiscal years ending December 31, 2020 and 2019, respectively.

On April 10, 2020, we granted Ms. Hammerschmidt a restricted stock unit totaling $6,000 payable in 4,891 shares of our common stock as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan. The restricted stock unit vested on July 15, 2020 at the completion of the plan. The price per share was $1.198, which was the 21-day volume weighted average price as reported by The NASDAQ Capital Market. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.47 and was used to calculate fair market value.

On July 29, 2020, we granted Ms. Hammerschmidt a restricted stock unit totaling $80,000 payable in 75,472 shares of our common stock. The restricted stock unit vests on the first anniversary from the grant date. The price per share as reported by The NASDAQ Capital Market on the day of issuance was $1.06 and was used to calculate fair market value.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding restricted stock awards as of December 31, 2020:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
James P. Geiskopf	150,943	1.06	July 29, 2021(1)

Philip J. Bond	75,472	1.06	July 29, 2021(1)

Kenneth S. Cragun	75,472	1.06	July 29, 2021(1)

Nancy Heinen	88,207	1.36	December 23, 2022(2)
	75,472	1.06	July 29, 2021(1)

Judith Hammerschmidt	88,207	1.36	December 23, 2022(2)
	75,472	1.06	July 29, 2021(1)

(1)	Fully vests on the first anniversary from the grant date.

(2)	25% vesting on the first, second, and third anniversaries from the grant date.

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of December 31, 2020:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	133,333	-	1.20	January 9, 2022(1)

James P. Geiskopf	50,000	-	1.43	May 11, 2021(1)

Philip J. Bond	40,000	26,667	7.50	August 27, 2023(2)

Kenneth S. Cragun	40,000	26,667	7.50	August 27, 2023(2)

(1)	All shares have fully vested.

(2)	25% vest on the grant date and 25% vest on the first, second, and third anniversaries from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2021, certain information with respect to the beneficial ownership of our common stock by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe, based on the information furnished to us, that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to equity awards that are exercisable or have vested, or will become exercisable or will vest, as applicable, within 60 days of March 26, 2021, are considered outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Verb Technology Company, Inc., 782 Auto Mall Drive, American Fork, Utah 84003.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Rory J. Cutaia	Common	4,473,959	(4)	7.1%
James P. Geiskopf	Common	922,863	(5)	1.5%
Jeffrey R. Clayborne	Common	585,498	(6)	* %
Philip J. Bond	Common	119,956	(7)	*
Kenneth S. Cragun	Common	119,956	(7)	*
Nancy Heinen	Common	104,858	(8)	*
Judith Hammerschmidt	Common	104,858	(8)	*

All directors and executive officers as a group (7 persons)	Common	6,431,948		10.1%

*	Less than 1%.

(1)	Messrs. Cutaia, Geiskopf, Bond and Cragun and Mses. Heinen and Hammerschmidt are the directors of our company. Messrs. Cutaia, and Clayborne are the named executive officers of our company.

(2)	Except as otherwise indicated, we believe that the beneficial owners of the shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Percentage of common stock is based on 62,451,830 shares of our common stock issued and outstanding as of March 26, 2021.

(4)	Consists of 3,721,871 shares of our common stock held directly, 240,240 shares of our common stock held by Cutaia Media Group Holdings, LLC (an entity over which Mr. Cutaia has dispositive and voting authority), 54,006 shares of our common stock held by Mr. Cutaia’s spouse (as to which shares, he disclaims beneficial ownership), and 4,500 shares of our common stock held jointly by Mr. Cutaia and his spouse. Also includes 266,667 shares of our common stock underlying stock options held directly that are exercisable within 60 days of the date of March 26, 2021 (as to which underlying shares, he disclaims beneficial ownership). The total also includes 186,675 shares of our common stock underlying warrants granted to Mr. Cutaia, which warrants are exercisable within 60 days of March 26, 2021. Excludes 836,318 restricted stock awards that will not vest within 60 days of March 26, 2021. The total also excludes 332,730 shares of our common stock underlying stock options not exercisable within 60 days of March 26, 2021.

(5)	Includes 734,196 shares of our common stock held directly and 5,333 shares of our common stock held by Mr. Geiskopf’s children. Also includes 183,333 shares of our common stock underlying stock options exercisable within 60 days of March 26, 2021. Excludes 150,943 restricted stock awards that will not vest within 60 days of March 26, 2021.

(6)	Includes 305,956 shares of our common stock held directly. Also, includes 279,542 shares of our common stock underlying stock options that are exercisable within 60 days of March 26, 2021. Excludes 531,484 restricted stock awards that will not vest within 60 days of March 26, 2021. The total also excludes 126,672 shares of our common stock underlying stock options not exercisable within 60 days of March 26, 2021.

(7)	Includes 79,956 shares of our common stock held directly. Also includes 40,000 shares of our common stock underlying stock options exercisable within 60 days of March 26, 2021. Excludes 75,472 restricted stock awards that will not vest within 60 days of March 26, 2021. The total also excludes 26,667 shares of our common stock underlying stock options not exercisable within 60 days of March 26, 2021.

(8)	Includes 104,858 shares of our common stock held directly. Excludes 163,679 restricted stock awards that will not vest within 60 days of March 26, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding restricted stock awards, options, warrants and rights (a)	Weighted-average exercise price of outstanding restricted stock awards, options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,093,867	$1.24	7,870,408
Equity compensation plans not approved by security holders	2,217,418	$1.97	-
Total	7,311,285	$1.46	7,870,408

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

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties on December 31, 2020 and 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2019	Amount Outstanding as of December 31, 2020	Interest Paid Since January 1, 2021	Interest Paid Since January 1, 2020
Note 1(1)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$725,000	$5,000	$119,000
Note 2(2)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000	-	-
Note 3(3)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000	30,000	36,000
Total notes payable – related parties					$1,177,000	$1,077,000	$35,000	$155,000

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

On August 8, 2018, we entered into an extension agreement with Mr. Cutaia to extend the maturity date of the note to February 8, 2021. All other terms of the note remain unchanged. In connection with the extension, we granted to Mr. Cutaia a three-year warrant to purchase up to 163,113 shares of common stock at a price of $7.35 per share with a fair value of $1,075,000. As of December 31, 2019, total outstanding balance of the note amounted to $825,000.

Subsequent to December 31, 2020, the Company extended the note to February 8, 2023.

On December 18, the Company paid a $100,000 principal payment.

As of December 31, 2020, the outstanding balance of the note amounted to $725,000.

(2)

On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest at a rate of 12% per annum, and matured in April 2017.

As of December 31, 2020, and the date of this Annual Report, the note is past due. We are currently in negotiations with the note holder to settle the note payable.

(3)

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

As of December 31, 2020, the outstanding balance of the note amounted to $240,000.

Deferred Compensation to Related Parties

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2020	Amount Outstanding as of December 31, 2020	Interest Paid Since January 1, 2021	Interest Paid Since January 1, 2020
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	$278,000	$278,000	$278,000	$-	$-
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	278,000	278,000	278,000	-	-
Notes 3 & 4(2)	December 23, 2019	January 10, 2022	0%	243,000	243,000	243,000	-	-
Notes 3 & 4(2)	December 23, 2019	January 10, 2022	0%	243,000	243,000	243,000	-	-
Total deferred compensation – related parties					$1,042,000	$1,042,000	$-	$-

(1)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, Chief Financial Officer, annual incentive compensation of $430,000 and 125,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We will pay 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022.

(2)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, Chief Financial Officer, a bonus for the successful up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct totaling $324,000 and 162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We will pay 50% of The NASDAQ Capital Market up-listing award on January 10, 2021 and the remaining 50% on January 10, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for the year ended December 31, 2020 and 2019 for professional services rendered by our independent registered public accounting firm, Weinberg & Company.

Fees	2020	2019
Audit Fees	$217,000	$162,000
Audit Related Fees	4,000	6,000
Tax Fees	46,000	6,000
Other Fees related to acquisition audit of Sound Concepts, Inc. and other filings	93,000	186,000
Total Fees	$360,000	$360,000

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Verb Technology Company, Inc.

American Fork, UT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verb Technology Company, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $20,060,000 as of December 31, 2020. Management conducts impairment testing at the reporting unit level on an annual basis as of December 31 or more frequently if events or circumstances indicate a potential impairment. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit to their respective carrying amounts. Management primarily uses discounted cash flow methods to estimate the fair value, which require the use of significant estimates and assumptions, including future revenues, projected margins and capital spending, terminal growth rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management to estimate the fair value of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s significant assumptions related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting units, (ii) evaluating the appropriateness of the discounted cash flow models utilized, (iii) testing the completeness and accuracy of underlying data used in the models, (iv) performing an independent market corroboration calculation, and (iv) evaluating the significant assumptions used by management related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. Evaluating management’s assumptions related to future revenues and projected margins and capital spending involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, third-party industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and the terminal growth rates and discount rates assumptions.

Acquisition of Ascend Certification

As described further in Note 3 to the consolidated financial statements, on September 4, 2020, the Company completed the acquisition of Ascend Certification, LLC. ( dba “Solofire”) for a purchase price of $4,950,000. The Company has accounted for the acquisition under the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recorded at fair value as of the transaction date, for which the Company utilized a valuation report from a third-party valuation firm. As of December 31, 2020, the fair value estimates for intangible assets and goodwill are labeled provisional as the valuation reports have not been finalized as of December 31, 2020. We identified the estimation of the fair value of the assets acquired and liabilities assumed in the acquisition of Solofire as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of the assets acquired and liabilities assumed in the acquisition of Solofire was a critical audit matter are that there was a high estimation uncertainty due to significant judgements with respect to the selection of the valuation methodologies applied by the third party valuation firm, the assumptions used to estimate the future revenues and cash flows, including revenue growth rates, royalty rates, attrition rates, forecasted costs, weighted average costs of capital and future market conditions in the determination of the fair value of the intangible assets acquired. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures responsive to the estimation of the fair value of the assets acquired and liabilities assumed in the acquisition of Solofire included the following procedures, among others:

●	We evaluated management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.

●	We assessed the reasonableness of the fair value measurements prepared by management and their third-party valuation specialists, including the discount rates, revenue growth rates and projected profit margins used in valuing the intangible assets.

●	We evaluated the reasonableness of the methodologies used to value the assets acquired and liabilities assumed and whether such approaches were appropriate given the nature of the item being valued.

●	Evaluated the qualifications of the third-party firm engaged by the Company based on their credentials and experience.

●	Evaluated the accuracy and completeness of the financial statement presentation and disclosure of the acquisition.

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A

Los Angeles, California

March 31, 2021

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

Current assets:
Cash	$1,815,000	$983,000
Accounts receivable, net of allowance of $361,000 and $230,000, respectively	919,000	1,271,000
Inventory, net of allowance of $51,000 and $2,000, respectively	34,000	103,000
Prepaid expenses	900,000	236,000
Total current assets	3,668,000	2,593,000

Right-of-use assets	2,730,000	3,275,000
Property and equipment, net of accumulated depreciation of $338,000 and $164,000, respectively	862,000	720,000
Intangible assets, net of accumulated amortization of $2,310,000 and $975,000, respectively (including provisional intangible assets of $1,042,000 at December 31, 2020)	5,153,000	5,365,000
Goodwill (including provisional goodwill of $3,723,000 at December 31, 2020)	20,060,000	16,337,000
Other assets	69,000	69,000

Total assets	$32,542,000	$28,359,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,097,000	$4,338,000
Accrued officers’ salary	822,000	207,000
Accrued interest (including $102,000 and $82,000 payable to related parties)	114,000	82,000
Advance on future receipts, net of discount of $67,000 and $274,000, respectively	110,000	732,000
Notes payable - related party	1,077,000	112,000
Deferred incentive compensation, current	521,000	-
Operating lease liability, current	596,000	391,000
Deferred revenue and customer deposits	272,000	306,000
Derivative liability	8,266,000	5,048,000

Total current liabilities	16,875,000	11,216,000

Long Term liabilities:
Notes payable	1,458,000	-
Note payable - related party, non-current	-	1,065,000
Deferred incentive compensation to officers	521,000	1,042,000
Operating lease liability, non-current	2,943,000	3,591,000
Total liabilities	21,797,000	16,914,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 2,006 and 4,396 issued and outstanding as of December 31, 2020 and 2019	-	-
Class A units, 100 issued and authorized as of December 31, 2020	-	-
Class B units, 2,642,159 shares authorized, 2,642,159 issued and outstanding as of December 31, 2020	3,065,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 47,795,009 and 24,496,197 shares issued and outstanding as of December 31, 2020 and 2019	5,000	2,000
Additional paid-in capital	89,216,000	68,028,000
Accumulated deficit	(81,541,000)	(56,585,000)

Total stockholders’ equity	10,745,000	11,445,000

Total liabilities and stockholders’ equity	$32,542,000	$28,359,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenue
SaaS recurring subscription revenue	$5,114,000	$2,815,000
Other Digital	1,384,000	1,425,000
Design, printing, and fulfillment	2,744,000	3,913,000
Shipping	723,000	947,000
	9,965,000	9,100,000

Cost of revenue
Digital	1,416,000	660,000
Design, printing, and fulfillment	2,701,000	3,273,000
Shipping	684,000	937,000
	4,801,000	4,870,000

Gross margin	5,164,000	4,230,000

Operating expenses:
Research and development	7,933,000	4,312,000
Depreciation and amortization	1,510,000	1,042,000
General and administrative	20,458,000	14,710,000
Total operating expenses	29,901,000	20,064,000

Loss from operations	(24,737,000)	(15,834,000)

Other income (expense), net
Other expense, net	102,000	(11,000)
Financing costs	(248,000)	(1,625,000)
Interest expense - amortization of debt discount	(493,000)	(1,658,000)
Change in fair value of derivative liability	574,000	1,862,000
Debt extinguishment, net	-	1,536,000
Interest expense (including $141,000 and $141,000 to related parties)	(153,000)	(186,000)
Total other expense, net	(218,000)	(82,000)

Loss before income tax provision	(24,955,000)	(15,916,000)

Income tax provision	1,000	2,000

Net Loss	(24,956,000)	(15,918,000)

Deemed dividend to Series A preferred shareholders	(3,951,000)	-

Net loss to common stockholders	$(28,907,000)	$(15,918,000)

Loss per share - basic and diluted	$(0.80)	$(0.79)
Weighted average number of common shares outstanding - basic and diluted	36,012,395	20,186,249

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	4,396	$-	-	$-	-	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000
Sale of common stock from private placement	-	-	-	-	-	-	4,237,833	1,000	4,443,000	-	4,444,000
Sale of common stock from public offering	-	-	-	-	-	-	12,545,453	2,000	12,335,000	-	12,337,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,965,594	-	2,165,000	-	2,165,000
Fair value of warrants issued to Series A Preferred stockholders treated as a deemed dividend	-	-	-	-	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	(2,390)	-	-	-	-	-	1,768,909	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	1,007,583	-	1,190,000	-	1,190,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	1,773,440	-	2,870,000	-	2,870,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,977,000	-	1,977,000
Extinguishment	-	-	-	-	-	-	-	-	159,000	-	159,000
of derivative liability
Class A units issued upon incorporation of Verb Acquisition Co.	-	-	100	-	-	-	-	-	-	-	-
Fair value of Class B units issued for the acquisition of Ascend Certification	-	-	-	-	2,642,159	3,065,000	-	-	-	-	3,065,000
Net loss	-	-	-	-	-	-	-	-	-	(24,956,000)	(24,956,000)
Balance at December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065,000	47,795,009	$5,000	$89,216,000	$(81,541,000)	$10,745,000

									Additional
	Preferred Stock		Class A		Class B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	-	-	-		-		12,055,491	1,000	35,611,000	(40,667,000)	(5,055,000)

Sale of common stock from public offering	-	-	-		-		6,549,596	1,000	18,362,000	-	18,363,000
Fair value of common stock issued for acquisition	-	-	-		-		3,327,791	-	7,820,000	-	7,820,000
Fair value of common stock issued to settle accounts payable	-	-	-		-		4,142	-	10,000	-	10,000
Fair value of common stock and warrants issued to settle notes payable	-	-	-		-		598,286	-	1,410,000	-	1,410,000
Conversion of convertible debt	-	-	-		-		182,333	-	410,000	-	410,000
Common stock issued upon exercise of warrants	-	-	-		-		189,237	-	45,000	-	45,000
Common stock upon issuance of convertible debt	-	-	-		-		25,272	-	182,000	-	182,000
Fair value of common stock issued for services	-	-	-		-		1,015,981	-	1,778,000	-	1,778,000
Issuance of fractional shares due to reverse split	-	-	-		-		139,036	-	-	-	-
Issuance of Series A convertible preferred stock for cash	5,030	-	-		-		-	-	4,688,000	-	4,688,000
Conversion of series A preferred shares	(634)	-	-		-		409,032	-	-	-	-
Fair value of warrants issued with the Series A convertible preferred stock	-	-	-		-		-	-	(4,688,000)	-	(4,688,000)
Fair value of vested stock options and warrants	-	-	-		-		-	-	2,400,000	-	2,400,000
Net loss	-	-	-		-		-	-	-	(15,918,000)	(15,918,000)
Balance at December 31, 2019	4,396	$-	-	$	$-		24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2020	December 31, 2019

Operating Activities:
Net loss	$(24,956,000)	$(15,918,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options	6,119,000	4,178,000
Financing costs	248,000	1,625,000
Amortization of debt discount	493,000	1,658,000
Change in fair value of derivative liability	(574,000)	(1,862,000)
Debt extinguishment costs, net	-	(1,536,000)
Depreciation and amortization	1,510,000	1,042,000
Amortization of right-of-use assets	545,000	349,000
Inventory reserve	49,000	(14,000)
Allowance for doubtful account	130,000	199,000
Effect of changes in assets and liabilities:
Accounts receivable	440,000	(380,000)
Inventory	20,000	127,000
Prepaid expenses	(485,000)	(11,000)
Other assets	-	(41,000)
Accounts payable, accrued expenses, and accrued interest	788,000	2,123,000
Deferred revenue and customer deposits	(177,000)	(479,000)
Deferred incentive compensation	-	1,042,000
Operating lease liability	(444,000)	(220,000)
Net cash used in operating activities	(16,294,000)	(8,118,000)

Investing Activities:
Acquisition of subsidiary	-	(15,000,000)
Cash acquired from acquisition of subsidiary	229,000	557,000
Purchases of property and equipment	(317,000)	(146,000)
Net cash used by investing activities	(88,000)	(14,589,000)

Financing Activities:
Proceeds from sale of common stock	16,781,000	18,525,000
Proceeds from sale of preferred stock	-	4,688,000
Proceeds from notes payable	1,367,000	1,300,000
Advances on future receipts	728,000	728,000
Proceeds from convertible note payable	-	432,000
Proceeds from warrant exercise	2,165,000	45,000
Proceeds from related party note payable	-	58,000
Payment of convertible notes payable	-	(2,025,000)
Payment of notes payable	-	(630,000)
Payment of acquisition note payable	(1,885,000)	-)
Payment of related party notes payable	(100,000)	(58,000)
Payment of advances of future receipts	(1,842,000)	(7,000)
Net cash provided by financing activities	17,214,000	23,056,000

Net change in cash	832,000	349,000

Cash - beginning of period	983,000	634,000

Cash - end of period	$1,815,000	$983,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$120,000	$146,000
Cash paid for income taxes	$1,000	$2,000

Supplemental disclosure of non-cash investing and financing activities:
Far value of class B units issued upon acquisition of subsidiary	$3,065,000	-
Fair value of common stock issued upon acquisition of subsidiary	-	$7,820,000
Conversion of note payable and accrued interest to common stock	-	$1,410,000
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	$3,951,000	$6,561,000
Fair value of common shares, warrants and beneficial conversion feature of issued convertible note	$-	$592,000
Offset of deferred offering costs to proceeds received	$-	$162,000
Common stock issued to settle accounts payable	$-	$10,000
Discount recognized from advances on future receipts	$285,000	$285,000
Fair value of common stock issued for prepaid subscription agreement	$340,000	$-
Fair value of restricted awards returned – payroll taxes	$485,000	$-
Goodwill and intangible assets acquired from acquisition	$4,846,000	$22,677,000
Assets acquired from the acquisition of subsidiary	$436,000	$3,364,000
Liabilities assumed from the acquisition of subsidiary	$331,000	$3,221,000
Issuance of note payable upon acquisition of subsidiary	$1,885,000	-

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

On February 4, 2019, we implemented a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). As a result of the Reverse Stock Split, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of fifteen as of February 1, 2019. The par value per share of our Common Stock was not affected by the Reverse Stock Split. All shares and per share amounts have been retroactively restated as if the reverse split occurred at the beginning of the earliest period presented.

On April 12, 2019, we acquired Sound Concepts Inc. (“Sound Concepts”). The acquisition was intended to augment and diversify Verb’s internet and SaaS business (see Note 3).

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Ascend Certification, LLC, dba SoloFire (“SoloFire”) for the acquisition of Solofire. The acquisition was intended to augment and diversify Verb’s internet and SaaS business (see Note 3).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2020, the Company incurred a net loss of $24,956,000 and used cash in operations of $16,294,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to December 31, 2020, the Company generated cash in the aggregate of $15,480,000 from the sale of our common stock as part of a public offering and exercise of stock options and warrants. In addition, the Company also received cash of $4.4 million from advances from the sale of future receipts (see Note 20). Our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. In the three months ended June 30, 2020, we experienced some uncertainty regarding whether there would be variability in demand for the services we provide on our platform after lock-down measures were implemented. We expect demand variability for our products and services may continue as a result of the COVID-19 pandemic; however, our sales team reported a higher level of interest in our products and services during the year ended December 31, 2020. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of December 31, 2020, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Verb Technology Company, Inc., Verb Direct, LLC, and Verb Acquisition Co., LLC. Intercompany accounts have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made in analysis of reserves for allowance of doubtful accounts, inventory, assumptions made in purchase price allocations, impairment testing of long-term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and valuation of equity instruments issued for services. Amounts could materially change in the future.

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

We allow returns within 30 days of purchase from end-users. Our customers may return purchased products to us under certain circumstances.

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, and verbTeams. The revenue is recognized over the subscription period.
b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include:

a.	Design, printing services, and fulfillment. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.
b.	Shipping services. The revenue is recognized when the corresponding products or fulfillment are shipped.

Revenues during the years ended December 31, 2020 and 2019 were all generated from the United States of America.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for year ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Verb’s largest customers are presented below as a percentage of Verb’s aggregate:

Revenues	None	1 major customer accounted for 13% of revenues

Accounts receivable	None	None

Verb’s largest vendors are presented below as a percentage of Verb’s aggregate:

Purchases	1 major vendor accounted for 40% of accounts payable individually and in aggregate	None

Accounts payable	2 major vendors accounted for 10% and 28% of accounts payable individually and 38% in aggregate	1 major vendor accounted for 14% of accounts payable individually and in aggregate

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Leases

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 94 months. Pursuant to ASC 840, Leases, lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets (see Note 5).

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the years ended December 31, 2020 and 2019.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2020, and 2019, the Company has not established a liability for uncertain tax positions.

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

Share Based Payment

The Company issues stock options and warrants, shares of Common Stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company values stock options using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model to value options issued during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Expected life in years	3.0, 4.0 and 5.0	1.0, 2.0 and 5.0
Stock price volatility	255%-271%	180%-414%
Risk free interest rate	0.17-0.39%	1.51-2.75%
Expected dividends	0%	0%
Forfeiture rate	21.2 – 21.3%	22.48%

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

As of December 31, 2020, and 2019, the Company had total outstanding options of 6,031,775 and 4,233,722, respectively, and warrants of 13,351,251 and 10,930,991, respectively, and outstanding restricted stock awards of 2,185,946 and 1,486,354, respectively, and 2,642,159 shares common shares potentially issuable from our Class B Units that were issued in August 2020, were excluded from the computation of net loss per share because they are anti-dilutive.

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

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. As of December 31, 2020 and 2019, management determined there were no indications of impairment.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. As of December 31, 2020 and 2019 there was no impairment of intangible assets.

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

Segments

The Company has acquired two operating subsidiaries, Verb Direct and Ascend Certification (see Note 3) with various revenue channels. Operations of these two subsidiaries are integrated since they have similar customer base and the Company having a single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit or segment.

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

The allocation of the purchase price was determined with the assistance of a valuation specialist. The following table summarizes the assets acquired, liabilities assumed and purchase price allocation:

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

The acquisition was intended to augment and diversify Verb’s SaaS business. Key factors that contributed to the recorded provisional goodwill and intangible assets in the aggregate of $4,845,000 were the opportunity to consolidate and complement existing operations of Verb, certain software and customer list, and the opportunity to generate future synergies within the SaaS business.

Verb is required to allocate the purchase price to the acquired tangible assets, identifiable intangible assets, and assumed liabilities based on their fair values. As of December 31, 2020, management has not yet finalized the purchase price allocation. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets assumed and liabilities acquired and the provisional purchase price allocation on the date of acquisition:

Assets Acquired:
Cash	$229,000
Accounts receivable	207,000	$436,000
Liabilities Assumed:
Current liabilities	(241,000)
Long-term liabilities	(90,000)	(331,000)
Intangible assets (provisional)		1,122,000
Goodwill (provisional)		3,723,000
Purchase Price		$4,950,000

The provisional goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Goodwill is not amortized but will be tested for impairment on an annual basis.

The provisional intangible assets, which consist of developed technology of $1,000,000 are being amortized over 5-years, customer relationships of $70,000 are being amortized over 3 years, non-competition clause of $50,000 is being amortized over 3 years, and domain names of $2,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

During the year ended December 31, 2020 and 2019, the Company recorded amortization expense of $1,335,000 and $975,000, respectively, related to the intangibles discussed above. The following table summarizes the amortization expense for both Verb Direct and Ascend to be recorded in future periods for intangible assets that are subject to amortization and excludes intangible assets with infinite life (i.e. domain names) of $442,000:

Year ending	Amortization
2021	$1,435,000
2022	1,375,000
2023	1,302,000
2024	465,000
2025 and thereafter	133,000
Total amortization	$4,710,000

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of Verb Direct and Verb Acquisition based on the historical financial statements of the Company, Verb Direct, and Verb Acquisition. The unaudited pro forma statements of operations for the year ended December 31, 2020 and 2019 give effect to the transaction as if they had occurred on January 1, 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Proforma, unaudited)	(Proforma, unaudited)
SaaS recurring subscription revenue	$6,077,000	$4,625,000
Other digital revenue	1,384,000	1,698,000
Design, printing, and fulfilment	2,744,000	6,178,000
Shipping	723,000	1,624,000
Total Revenue	10,928,000	14,125,000

Cost of revenue	4,980,000	7,322,000

Gross margin	5,948,000	6,803,000

Operating expenses	30,679,000	23,135,000

Other expense, net	(218,000)	(99,000)

Loss before income tax provision	(24,949,000)	(16,332,000)

Income tax provision	1,000	2,000

Net loss	(24,950,000)	(16,431,000)

Deemed dividend to Series A preferred	(3,951,000)	-

Net loss to common stockholders	$(28,901,000)	$(16,433,000)

Pursuant to the provisions of ASC 805, the following results of operations of Verb Direct and Verb Acquisition subsequent to the acquisitions are as follows:

	Verb Direct April 1, 2019 through December 31, 2019	Verb Acquisition September 1, 2020 through December 31, 2020

Revenue	$9,041,000	$128,000
Cost of revenue	4,766,000	139,000
Operating expenses	6,208,000	889,000
Other expense	11,000	22,000
Net loss	$(1,944,000)	$(900,000)

These amounts were included in the accompany Consolidated Statement of Operations.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	39,000	39,000
Leasehold improvement	1,058,000	741,000
Total property and equipment	1,201,000	884,000
Accumulated depreciation	(339,000)	(164,000)
Total property and equipment, net	$862,000	$720,000

Depreciation expense amounted to $175,000 and $67,000 for the year ended December 31, 2020 and 2019, respectively.

5.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company leases certain warehouse, corporate office space and equipment under an operating lease agreement. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets pursuant to ASC 842, Leases.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Period Ended December 31, 2020	Period Ended December 31, 2019
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$520,000	$499,000

Other information

Cash paid for amounts included in the measurement of lease liabilities	$577,000	$366,000
Weighted average remaining lease term – operating leases (in years)	4.54	5.25
Average discount rate – operating leases	4.0%	4.0%

	December 31, 2020	December 31, 2019
Operating leases
Right-of-use assets	$2,730,000	$3,275,000

Short-term operating lease liabilities	$596,000	$391,000
Long-term operating lease liabilities	2,943,000	3,591,000
Total operating lease liabilities	$3,539,000	$3,982,000

Year ending	Operating Leases
2021	776,000
2022	751,000
2023	773,000
2024	472,000
2025 and thereafter	1,189,000
Total lease payments	3,961,000
Less: Imputed interest/present value discount	(422,000)
Present value of lease liabilities	$3,539,000

6.	ADVANCE ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of December 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2020	Balance at December 31, 2019

Note 1	December 24, 2019	June 30, 2020	28%	$506,000	$-	$503,000
Note 2	December 24, 2019	June 30, 2020	28%	506,000	-	503,000
Note 3	June 30, 2020	February 25, 2021	28%	506,000	89,000	-
Note 4	June 30, 2020	February 25, 2021	28%	506,000	88,000	-
Total				$1,012,000	177,000	1,006,000
Debt discount					(67,000)	(274,000)
Net					$110,000	$732,000

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

During the year ended December 31, 2020, the Company paid the entire amount due of $1,006,000 and amortized the corresponding debt discount for $274,000.

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

During the year ended December 31, 2020, the Company paid $835,000 of the balance outstanding and amortized $218,000 of the debt discount. As of December 31, 2020 outstanding balance of the notes amounted to $177,000 and the unamortized balance of the debt discount was $67,000.

7.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties outstanding notes payable as of December 31, 2020 and 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2020	Balance at December 31, 2019
Note 1 (A)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$725,000	$825,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Note 4 (D)	March 22, 2019	April 30, 2019	5.0%	58,000	-	-
Total notes payable – related parties					1,077,000	1,177,000
Non-current					-	(1,065,000)
Current					$1,077,000	$112,000

(A)

On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. As of December 31, 2019, outstanding balance of the note amounted to $825,000.

During the year ended December 31, 2020, the Company made payments of $100,000. As of December 31, 2020, the outstanding balance of the note amounted to $725,000. Subsequent to December 31, 2020, the Company extended the note to February 8, 2023 with no changes to the other terms of the note agreement.

(B)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017.

As of December 31, 2020 and 2018, the outstanding principal balance of the note amounted to $112,000, respectively. As of December 31, 2020, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)

On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 is not convertible. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and will mature on June 4, 2021, as amended.

As of December 31, 2020, and December 31, 2019, the outstanding balance of the note amounted to $240,000, respectively.

(D)

On March 22, 2019, the Company issued a note payable to Mr. Jeffrey Clayborne, the Company’s Chief Financial Officer, in the amount of $58,000. The note was unsecured, bore interest at a rate of 5% per annum, and matured on April 30, 2019.

On April 11, 2019, the Company paid off the balance of $58,000 and there was no outstanding balance as of December 31, 2020 and 2019.

Total interest expense for notes payable to related parties was $141,000 for the year ended December 31, 2020 and 2019, respectively. The Company paid $100,000 of principal and 2020. In addition, the Company paid $120,000 and $101,000 in interest related to these notes for the year ended December 31, 2020 and 2019, respectively.

8. DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at December 31, 2020	Balance at December 31, 2019

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$430,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	324,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000	163,000

Total			1,042,000	1,042,000
Non-current			(521,000)	(1,042,000)
Current			$521,000	$-

(A)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer Annual Incentive Compensation of $430,000 and $125,000, respectively for services rendered. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Annual Incentive Compensation on January 10, 2021 and the remaining 50% on January 10, 2022. Subsequent to December 31, 2020, the Company paid $215,000 of the amount due and will pay the remaining $63,000 during the remainder of 2021.

(B)	On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer received a bonus for the successful Up-Listing to Nasdaq and Acquisition of Verb Direct during fiscal 2019, totaling $324,000 and $163,000, respectively. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to the Employees. The Company will pay 50% of the Nasdaq Up-Listing Award on January 10, 2021 and the remaining 50% on January 10, 2022. Subsequent to December 31, 2020, the Company paid $162,000 of the amount due and will pay the remaining $82,000 during remainder of 2021.

9.	NOTES PAYABLE

The Company has the following outstanding notes payable as of December 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Balance at December 31, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$1,218,000
Note B	May 15, 2020	May 15, 2050	3.75%	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	90,000
Note D	September 4, 2020	October 1, 2020	0.14%	-
Total notes payable				$1,458,000

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2020.

On January 4, 2020 the entire note and accrued interest was forgiven and will be accounted as a gain in fiscal 2021.

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

(C)	As a result of the acquisition of Solofire in September 2020, the Company assumed Solofire’s PPP loan of $90,000 it obtained in May 2020 under the Paycheck Protection Program (“PPP”) (see discussion “a”). The Company is currently in the process of applying for the forgiveness of the PPP loan.

(D)	On September 4, 2020, Verb Acquisition issued a note payable to the owners of SoloFire, in the amount of $1,885,000, as adjusted, as part of the consideration related to the acquisition of SoloFire. The note bears interest at a rate of 0.14% per annum, and was paid in full on October 1, 2020.

10.	CONVERTIBLE SERIES A PREFERRED STOCK and WARRANT OFFERING

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

The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings. In addition, the August Warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the August Warrants are accounted as derivative liability with a fair value upon issuance in 2019 of $6,173,000, of which, $4,688,000 was recorded as a reduction to additional paid in capital while the remaining fair value of $1,485,000 was accounted for as a financing cost during the year ended December 31, 2019.

During the year ended December 31, 2020, in preparation for private placement offering, the Company separately negotiated with certain Series A stockholders to waive their rights in order not to ratchet down the conversion price of their Series A preferred shares. In return for the waiver, the Company granted these Series A stockholders warrants to purchase 2,303,861 shares of Common Stock valued at $3,951,000 (see Note 12).

During the year ended December 31, 2020 and 2019, 2,390 and 634 shares of Preferred Stock were converted into 1,768,909 and 409,032 shares of Common Stock. As of December 31, 2020, 1,706 shares Series A Preferred stock are outstanding.

11.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. The Company issued certain convertible note whose conversion price contains reset provisions based on a discounted future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In addition, the Company also granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder.

As a result, the conversion feature of the notes and the fundamental transaction clause of these warrants are accounted for as a derivative liability in accordance with ASC 815 and are being re-measured every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	December 31, 2020	Upon Issuance 2020	December 31, 2019	Upon Issuance 2019
Stock Price	$1.65	$1.70	$1.55	$4.78
Exercise Price	$1.41	$1.55	$1.88	$3.76
Expected Life	3.17	5.0	3.53	2.75
Volatility	107%	212%	216%	192%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.23%	2.47%	1.64%	1.99%
Warrants	$8,266,000	$3,951,000	$5,048,000	$6,173,000
Convertible Notes	-	-	-	388,000
Total Fair Value	$8,266,000	$3,951,000	$5,048,000	$6,561,000

The expected life of the note and warrants was based on the remaining contractual term of the instruments. The Company uses the historical volatility of its Common Stock to estimate the future volatility for its Common Stock. The expected dividend yield was based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. The risk-free interest rate was based on rates established by the Federal Reserve Bank.

As of December 31, 2018, the outstanding fair value of the derivative liability amounted to $2,576,000.

During the year ended December 31, 2019, the Company recorded derivative liabilities of $388,000 as a result of the issuance of a convertible note and $6,173,000 as a result of the issuance of the August Warrants issued as part of the Company’s Series A Preferred Stock offering, or an aggregate of $6,561,000. The Company recorded a charge of ($1,862,000) to account for the changes in the fair value of these derivative liabilities for the year ended December 31, 2019. In addition, the Company also recorded a gain on debt extinguishment of $2,227,000 to account for the extinguishment of derivative liabilities associated with the settlement of all convertible debt accounted as derivative liability. At December 31, 2019, the fair value of the derivative liability amounted to $5,048,000.

During the year ended December 31, 2020, the Company recorded a derivative liability of $3,951,000 as a result of the issuance of 2,303,861 warrants to acquire common stock to Series A Preferred stockholders that contained a fundamental transaction clause (see Note 12). The Company recorded a charge of ($574,000) to account for the changes in the fair value of these derivative liabilities during year ended December 31, 2020. In addition, 95,000 shares of the Series A warrants that were accounted as derivative liability were exercised. As result, the Company computed the fair value of the corresponding derivate liability one last time which amounted to $159,000 and the pursuant to current accounting guidelines, the extinguishment was accounted as part of equity.

At December 31, 2020, the fair value of the derivative liability amounted to $8,266,000. The details of derivative liability transactions for the year ended December 31, 2020 are as follows:

	December 31, 2020	December 31, 2019
Beginning balance	$5,048,000	$2,576,000
Fair value upon issuance of notes payable and/or warrants	3,951,000	6,561,000
Change in fair value	(574,000)	(1,862,000)
Extinguishment	(159,000)	(2,227,000)
Ending balance	$8,266,000	$5,048,000

12.	COMMON STOCK

The following were Common Stock transactions during the year ended December 31, 2020:

Sale of common stock from private placement

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

Sale of common stock from public offering

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

Shares Issued for Services

During the year ended December 31, 2020, the Company issued 1,007,583 shares of Common Stock to vendors for services rendered and to be rendered with a fair value of $1,190,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the year ended December 31, 2020 the Company expensed $1,035,000 to selling, general, and administrative for services rendered. At December 31, 2020, common stock issued in fiscal 2020 with fair value of $155,000 was recorded as prepaid expense as the corresponding services has not been rendered to the Company.

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

13.	RESTRICTED STOCK UNITS

On December 20, 2019, we held the 2019 Annual Meeting of Stockholders (the “Meeting”), at which our stockholders approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “Plan”).

A summary of restricted stock unit activity for the years ended December 31, 2020 and 2019 are presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at December 31, 2018	-	$-	$-
Granted	1,923,001	2,615,000	1.36
Vested	(436,647)	(616,000)	1.36
Forfeited	-		-
Non-vested at December 31, 2019	1,486,354	$1,999,000	$1.36
Granted	2,871,471	3,391,000	1.18
Vested/deemed vested, net of 336,533 returned shares for payroll taxes	(1,773,440)	(3,355,000)	1.31
Forfeited	(61,906)	(92,000)	1.47
Non-vested at December 31, 2020	2,185,946	$1,943,000	$1.17

A summary of activity for the year ended December 31, 2020:

On April 10, 2020, the board of directors of the Company, approved management’s COVID-19 Full Employment and Cash Preservation Plan (the “Plan”), pursuant to which all directors and senior level management would reduce their cash compensation by 25%, and all other employees and consultants would reduce their cash compensation by 20% (the “Cash Reduction Amount”) for a period of three months from April 16, 2020 through July 15, 2020 for one category of plan participants, and April 26, 2020 through July 18, 2020 for the other category of participants. The Plan was designed to promote the continued growth of the Company and avoid the lay-offs and staff cut-backs experienced by many companies affected by the COVID-19 economic crisis. The Cash Reduction Amount is to be paid in shares of the Company’s common stock (the “Shares”) through an allocation of shares from the Company’s 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and granted pursuant to stock unit agreements entered into effective as of April 10, 2020 (the “Grant Date”) between the Company and each of the Company’s directors, executive officers, employees, and consultants. The stock unit agreements provide that the Shares will vest on July 18, 2020 (the “Vesting Date”) as long as the recipient remains in continuous service to the Company during the time from the Grant Date through the Vesting Date. The number of Shares issued were determined in accordance with the provisions of the Omnibus Incentive Plan, which provides that the value shall be determined based on the volume weighted average price of the Company’s common stock during a period of up to the 30-trading days prior to the Grant Date. Total Common Stock granted as part of the Cash Preservation Plan on April 10, 2020 was 589,098 shares with a fair value of $866,000. The shares were valued based on the market value of the Company’s stock price on the grant date and will be amortized over its vesting term.

During the year ended December 31, 2020, the Company granted an additional 2,282,373 shares of its restricted stock to employees and members of Board of Directors. The Restricted Stock Units vest in various dates, starting on grant date up to July 2024. These Restricted Stock Units were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $2,525,000, which is being amortized as stock compensation expense over its vesting term.

During the year ended December 31, 2020, 336,533 shares granted to various employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting $485,000. Pursuant to current accounting guidelines, the Company accounted the return of the 336,533 shares and the payment of $485,000 for income and payroll taxes paid on behalf the employees as a reduction in additional paid in capital.

The total fair value of restricted stock unit that vested or deemed vested for the year ended December 31, 2020 was $3,355,000 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2020 the amount of unvested compensation related to issuances of restricted stock unit was $1,943,000 which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income (loss) per share, these shares are included in weighted average common shares outstanding as of their grant date.

A summary of activity for the year ended December 31, 2019:

On December 23, 2019, the Company granted 1,923,001 restricted stock units to employees and directors. The restricted stock units vest starting on grant date through January 10, 2022. These restricted stock units were valued based on market value of the Company’s stock price at the date of grant and had aggregate fair value of $2,615,000.

The total fair value of restricted stock unit vested during the year ended December 31, 2019 was $616,000 respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

14.	STOCK OPTIONS

On December 20, 2019, the Company adopted its 2019 Omnibus Incentive Plan (the “Plan”).

A summary of option activity for the years ended December 31, 2020 and 2019 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2018	2,478,974	$5.25	2.93	$-
Granted	2,531,971	2.07	-	-
Forfeited	(777,223)	6.42	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2019	4,233,722	1.73	2.54	995,000
Granted	2,111,308	1.35	-	-
Forfeited	(313,255)	2.53	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2020	6,031,775	$1.55	2.68	$1,932,000

Vested December 31, 2020	2,979,724	$1.71		$945,000

Exercisable at December 31, 2020	2,036,652	$2.00		$522,000

At December 31, 2020 and December 31, 2019, the intrinsic value was $1,935,000 and $995,000, respectively.

The following were stock options transactions during the year ended December 31, 2020:

During the year ended December 31, 2020, the Company granted stock options to employees and consultants to purchase a total 2,111,308 shares of Common Stock for services rendered. The options have an average exercise price of $1.35 per share, expire between four and five years, vesting from 0.43 and four years from grant date. The total fair value of these options at grant date was approximately $2,438,000 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the year ended December 31, 2020 amounted to $1,728,000. As of December 31, 2020, the total unrecognized stock-based compensation expense was $4,146,000, which is expected to be recognized as part of operating expense through December 2024.

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

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

Years Ended December 31,
	2020	2019
Risk-free interest rate	0.17% - 0.39%	1.51%-2.75%
Average expected term (years)	5 years	5 years
Expected volatility	255.23 - 270.57%	180%-413.83%
Expected dividend yield	-	-

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

15.	STOCK WARRANTS

The Company has the following warrants as of December 31, 2020 and 2019 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2018	940,415	$3.60	2.32	$1,806,000
Granted	10,386,181	2.97	-	-
Forfeited	(46,667)	7.29	-	-
Exercised	(348,938)	1.17	-	-
Outstanding at December 31, 2019	10,930,991	3.07	4.25	-
Granted	4,630,654	1.17	-	-
Forfeited	(244,800)	4.58	-	-
Exercised	(1,965,594)	1.10	-	-
Outstanding at December 31, 2020, all vested	13,351,251	$2.48	3.38	$3,022,000

At December 31, 2020 and December 31, 2019 the intrinsic value was $3,022,000 and $0, respectively.

The following were stock warrant transactions during the year ended December 31, 2020:

During the year ended December 31, 2020, the Company granted 416,199 warrants to a consultant as part of a private placement offering and 2,303,861 warrants to Series A stockholders (see Note 12). In addition, the Company also granted warrants to certain shareholders to purchase 1,910,594 shares of common stock as part of settlement with regards to the Company’s public offering that occurred in July 2020 (see Note 12). The warrants are fully vested upon grant, have an average exercise price of $1.17 per share, expire between 0.01 and 5 years with an estimated fair value of $248,000 using the Black-Scholes Option pricing model. The Company accounted the estimated fair value of $248,000 as a financing cost.

During the year ended December 31, 2020, a total of 1,965,594 warrants were exercised into 1,965,594 shares of Common Stock at a weighted average exercise price of $1.10. The Company received cash of $2,165,000 upon exercise of the warrants.

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

16.	ISSUANCE OF CLASS A and B UNITS

a.	Class A Units – During the year ended December 31, 2020, the Company created an separate class of equity instrument called Class A Units. Concurrently, the Company formed a wholly owned subsidiary, Verb Acquisition, and issued 100 Class A units as part of the organization of Verb Acquisition. The Class A Units have the following rights and privileges:

1.	Class A units are a standalone financial instrument;
2.	Priority on distributions;
3.	Ability to remove the manager;
4.	Drag-along rights;
5.	Power to dissolve Verb Acquisition provided that a majority of the Class B Units also approve the dissolution;
6.	Ability to appoint a liquidator to wind up the affairs of Verb Acquisition;
7.	Entitled to distributions;
8.	Approve board appointments; and
9.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class B Units also approve the amendment.

b.	Class B Units – During the year ended December 31, 2020, the Company created a separate class of an equity instrument called Class B Units. Concurrently, our wholly owned subsidiary, Verb Acquisition, issued 2,642,159 Class B Units as part of its acquisition of SoloFire (see Note 3). The Class B Units have the following rights and privileges:

1.	Class B units are a standalone financial instrument;
2.	Exchangeable for shares of the Company’s Common Stock at a conversion rate of 1 to 1;
3.	Power to dissolve Verb Acquisition, provided that a majority of the Class A Units also approve the dissolution;
4.	Entitled to profit distributions;
5.	Approve board appointments made by the Class A Units; and
6.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class A Units also approve the amendment.

As the Class B Units are exchangeable for the Company’s Common Stock, for valuation purposes, the Company determined to use the trading price of the Company’s Common Stock at the date of the acquisition of SoloFire which amounted to $3,065,000. Subsequent to December 31, 2020 all Class B units were exchanged into Verb Technology Common Stock.

17.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carry-forwards	$13,350,000	$7,591,000
Share based compensation	(457,000)	(635,000)
Non-cash interest and financing expenses	(177,000)	(472,000)
Other temporary differences	(569,000)	(63,000)
Less: Valuation allowance	(12,147,000)	(6,421,000)
Deferred tax assets, net	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.9)%	(6.9)%
Non-deductible items	(1.0)%	(1.0)%
Change in valuation allowance	28.9%	28.9%
	0.0%	0.0%

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

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year end December 31, 2020 or 2019. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

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

As of December 31, 2020, the Company had federal and state net operating loss carry forwards of approximately $28.7 million, which may be available to offset future taxable income for tax purposes. These net operating losses carry forwards begin to expire in 2034. This carry forward may be limited upon the ownership change under IRC Section 382. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2020 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2020, tax years 2015 through 2018 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

18.	ACCRUED OFFICERS’ SALARY

Accrued officers’ salary consists of unpaid salaries for the Company’s Chief Executive Officer and Chief Financial Officer, who are also the owner of approximately 8.3% of the Company’s outstanding shares of Common Stock.

As of December 31, 2020, and 2019, accrued officers’ salary amounted to $822,000 and $207,000, respectively.

19.	COMMITMENTS AND CONTINGENCIES

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

On July 29, 2020, the Compensation Committee approved a 3% salary increase for Mr. Cutaia resulting in an annual salary of $490,000.

Litigation

a.	EMA Financial, LLC

On April 24, 2018, EMA Financial, LLC, or EMA, commenced an action against the Company, styled as EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The complaint set forth four causes of action and sought money damages, injunctive relief, liquidated damages, and declaratory relief related to the Company’s refusal to agree to EMA’s interpretation of a cashless exercise provision in a common stock warrant it granted to EMA in December 2017. The Company interposed several counterclaims, including a claim for reformation of the underlying agreements to reflect the Company’s interpretation of the cashless exercise provision. Both parties moved for summary judgment. On March 16, 2020, the United States District Court entered a decision agreeing with the Company’s position, denying EMA’s motion for declaratory judgement on its interpretation of the cashless exercise formula, and stating, inter alia, that “the Agreements read in their entirety reveal that nFUSZ, Inc.’s position regarding the proper cashless exercise formula is the only sensible one and that the cashless exercise formula must be enforced accordingly.” On December 22, 2020, the court entered a Memorandum and Order partly granting, and partly denying, EMA’s motion for summary judgment on damages, awarding damages only in respect to the value of the warrant shares EMA would have received if it had used the proper formula in its March 2018 warrant exercise notice, plus certain prejudgment interest and per diem interest. On January 21, 2021, the court entered a final judgment in favor of EMA, in the amount of $463,571.98. The court did not award EMA any attorneys’ fees or expenses. While the court ruled in the Company’s favor by dismissing the majority of EMA’s suit, the Company does not agree with the court’s finding that EMA’s March 28, 2018 notice of exercise was not defective. On February 17, 2021, the Company’s counsel filed a notice of appeal to appeal the court’s judgment to the United States District Court for the Second Circuit. EMA filed a notice of cross-appeal and a hearing or briefing for this case is scheduled in June 2021. The Company has established an appropriate reserve to pay for the approximately $464,000 judgment entered against it in this litigation.

b.	Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. The Company does not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when the Company purchased all of his shares of stock more than 4 years ago in January 2016. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. The Company does not believe the court will grant this motion and it has instructed its counsel to continue its efforts in seeking a dismissal of the former employee’s claims.

c.	Class Action

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896 (the “Hartmann Class Action”). The complaint purported to be brought on behalf of a class of persons or entities who purchased or otherwise acquired the Company’s common stock between January 3, 2018 and May 2, 2018, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc. The complaint sought unspecified costs and damages. The Company believes the complaint is without merit.

On May 15, 2020, we executed a binding Memorandum of Understanding with the lead plaintiff in the class action lawsuit to settle that action and release the claims asserted therein, the terms of which were confidential and subject to several contingencies, including, without limitation, court approval. On October 27, 2020, the court granted preliminary approval of the class action settlement. On February 18, 2021, the court entered a final order and judgment approving the class action settlement and dismissed the Hartmann Class Action with prejudice. The stipulation of settlement approved (the “Stipulation of Settlement”) by the court on February 18, 2021 provided for, amongst other things, a full and final release, settlement, and discharge of all claims arising from the Hartmann Class Action in consideration of the Company’s payment of a $640,000 settlement amount, which is payable over 12 months. Furthermore, amongst other things, the Stipulation of Settlement provided that (1) the Company denied each and all of the claims alleged by plaintiffs, (2) the Company denied any allegation of wrongdoing, fault, liability, violation of the law, or damage whatsoever arising out of its conduct, (3) the Company denied that it or any of its officers, directors, or employees made any material misstatements or omissions, (4) the Company maintained that it had a meritorious defense to all claims alleged in the Hartmann Class Action, and (5) the Company agreed that the basis of us entering into the Stipulation of Settlement was to avoid the uncertainties, burden, and expense of further litigation and to put the claims arising from the Hartmann Class Action to rest, finally and forever. The Company believes that the settlement of the Hartmann Class Action approved by the court is favorable to the Company and ultimately benefits its shareholders.

The Company has established an appropriate reserve to account for the $75,000 settlement of the Hartmann Class Action.

d.	Derivative Action

On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS (the “Moore Derivative Action”). The Moore Derivative Action also arises out of the January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc. The Moore Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the costs associated with the defense of the above referenced class action complaint. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures. The Company contends that the class action is without merit and as such, this derivative action, upon which it relies, is likewise without merit.

On November 5, 2020, the Company executed a binding settlement term sheet with the lead plaintiff in the derivative action to settle that action and release all claims asserted therein, the terms of which were confidential and subject to several contingencies, including, without limitation, court approval. On March 1, 2021, the court preliminarily approved the settlement of the Moore Derivative Action. The stipulation and agreement of settlement preliminarily approved (the “Stipulation and Agreement of Settlement”) by the court on March 1, 2021 provided for, amongst others things, a full and final release, settlement, and discharge of all claims arising from the Moore Derivative Action in consideration of the Company’s agreement to institute certain changes and/or modifications to its corporate governance and business ethics practices and plaintiff’s counsel receiving its attorneys’ fees and expenses, which amounted to $75,000. Furthermore, amongst other things, the Stipulation and Agreement of Settlement preliminarily approved by the court provided that (1) the Company denied each and every claim alleged by plaintiff, and (2) the Company denied any allegation of wrongdoing, fault, and liability, (3) the Company denied committing any violation of the law or breach of fiduciary duty, and (4) the Company concluded that it is desirable that the Moore Derivative Action be settled on the terms and subject to the conditions of the Stipulation and Settlement Agreement to avoid the ongoing cost and distraction of litigation. The Company believes that the settlement of the Moore Derivative Action preliminarily approved by the court is favorable to the Company and ultimately benefits its shareholders. The court intends to set a hearing for the final approval of the settlement of the Moore Derivative Action approximately 60 days after March 1, 2021.

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

Total board fees expensed and paid in 2020 totaled $426,000. As of December 31, 2020, total board fees to be recognized in 2021 amounted to $450,000 and will be recognized once the service has been rendered.

20.	SUBSEQUENT EVENTS

Issuances of Common Stock

Subsequent to December 31, 2020 the Company completed a registered direct offering with institutional investors for the purchase and sale of 9,375,000 shares of common stock at a purchase price of $1.60 per share. Net proceeds were approximately $14,000,000.

Subsequent to December 31, 2020, the Company issued 935,994 shares of Common Stock to vendors for services rendered with a fair value of $1,638,000 These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Subsequent to December 31, 2020, the Company issued 272,728 shares of Common Stock upon conversion of 300 Series A Preferred shares.

Subsequent to December 31, 2020, the Company issued 247,703 shares of Common Stock to an employee associated with the vesting of a Restricted Stock Unit.

Subsequent to December 31, 2020, 4,641 shares granted to employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting $8,200. Pursuant to current accounting guidelines, the Company accounted the return of the 4,641 shares and the payment of $8,200 for income and payroll taxes paid on behalf the employees as a reduction in additional paid in capital.

Exchange of Verb Acquisition Class B Shares

Subsequent to December 31, 2020, 2,642,159 of Verb Acquisition Class B Shares were exchanged for 2,642,159 shares of common stock. After the exchange there are no Verb Acquisition Class B Shares outstanding.

Exercise of Warrants

Subsequent to December 31, 2020, a total of 1,067,578 warrants were exercised into 855,148 shares of Common Stock at a weighted average exercise price of $1.10. The Company received cash of $1,103,000 upon exercise of the warrants.

Exercise of Options

Subsequent to December 31, 2020, a total of 332,730 options were exercised into 332,730 shares of Common Stock at a weighted average exercise price of $1.13. The Company received cash of $377,000 upon exercise of the options.

Issuance of Restricted Stock Units

Subsequent to December 31, 2020, the Company granted an additional 813,265 shares of its restricted stock to employees and members of Board of Directors. The Restricted Stock Units vest in various dates, starting on January 4, 2021 up to January 4, 2024. These Restricted Stock Units were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $1,374,000, which is being amortized as stock compensation expense over its vesting term.

Issuances of Warrants

Subsequent to December 31, 2020, the Company issued warrants to purchase 138,889 shares of Common Stock to an officer for extending a note payable until February 8, 2023. The warrants have an exercise price of $2.61, expire in three years, and vested on grant date. The total fair value of these options at the grant date was $361,000 using the Black-Scholes option pricing model.

Issuances of Stock Options

Subsequent to December 31, 2020, the Company granted stock options to employees and consultants to purchase a total of 659,000 stock options for services to be rendered. The options have an average exercise price of $1.68 per share, expire in five years, and vest between one and four years from grant date. The total fair value of these options at the grant date was $1,101,000 using the Black-Scholes option pricing model.

Advance on Future Receipts

Subsequent to December 31, 2020, the Company received advances from unaffiliated third parties totaling $4,387,000 for the purchase of future receipts/revenues of $5,423,000. Pursuant to the terms of the agreement the unaffiliated third-parties will auto withdraw an aggregate of $24,000 from the Company’s operating account each banking day plus an average monthly payment of $283,000 over the next six months. The term of the agreement extends until the advances are paid in full. The Company may pay off the advances for $4,908,000 if paid within 30 days of funding; for $5,106,000 if paid between 31 and 60 days of funding; or for $5,228,000 if paid within 61 to 90 days of funding.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Amended and Restated Bylaws of Verb Technology Company, Inc.	8-K	001-38834	3.12	11/01/2019

3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.11	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018	S-1	333-226840	4.28	08/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.13	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019	10-Q	001-38334	3.12	08/14/2019

4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.1	10/02/2017

4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.2	10/02/2017

4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.3	10/02/2017

4.4	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC	8-K	001-38834	10.3	12/14/2017

4.5	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC	8-K	001-38834	10.6	12/14/2017

4.6	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.7	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC	8-K	001-38834	10.6	01/26/2018

4.8	Convertible Promissory Note dated October 30, 2018 in favor of Ira Gains.	10-K	001-38834	4.31	02/07/2019

4.9	Convertible Promissory Note dated October 30, 2018 in favor of Gina Trippiedi	10-K	001-38834	4.32	02/07/2019

4.10	5% Original Issue Discount Promissory Note due August 1, 2019 issued in favor of Bellridge Capital, LP	10-K	001-38834	4.33	02/07/2019

4.11	Form of Investor Common Stock Purchase Warrant	S-1/A	333-226840	4.34	04/02/2019

4.12	Form of Underwriter’s Common Stock Purchase Warrant	S-1/A	333-226840	4.35	04/02/2019

4.13	Form of Common Stock Purchase Warrant in favor of A.G.P./Alliance Global Partners	S-1/A	333-226840	4.36	04/02/2019

4.14	Form of Common Stock Purchase Warrant	10-Q	001-38834	4.37	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.15	Verb Technology Company, Inc. 2019 Omnibus Incentive Plan#	S-8	333-235684	4.13	12/23/2019

4.16	Form of Common Stock Purchase Warrant (granted by the Company in February 2020 and March 2020)	8-K	001-38834	4.38	02/25/2020

4.17	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Capital Investment Group LLC	S-3	333-243438	4.18	08/10/2020

4.18	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Master Fund Ltd.	S-3	333-243438	4.19	08/10/2020

4.19	Common Stock Purchase Warrant dated August 6, 2020 in favor of Kingsbrook Opportunities Master Fund LP	S-3	333-243438	4.20	08/10/2020

4.20	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.21	08/10/2020

4.21	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.22	08/10/2020

4.22	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-38834	4.17	06/04/2020

10.1	2014 Stock Option Plan#	8-K	001-38834	10.1	10/22/2014

10.2#	Executive Employment Agreement dated December 20, 2019 by and between the Company and Rory J. Cutaia	10-K	001-38834	10.2	05/14/2020

10.3#	Settlement and Release Agreement dated February 6, 2015, by and among Songstagram, Inc., Jeff Franklin, and the Company	8-K	001-38834	10.1	03/09/2015

10.4#	Form of Option Agreement for Messrs. Geiskopf and Cutaia	8-K	001-38834	10.2	05/19/2016

10.5#	Form of Stock Option Agreement between Jeffrey R. Clayborne and the Company	8-K	001-38834	10.2	05/19/2016

10.6	Securities Purchase Agreement dated February 13, 2017, by and between the Company and certain purchasers named therein	8-K	001-38834	10.1	02/21/2017

10.7	Equity Purchase Agreement, as corrected, dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC	8-K/A	001-38834	10.1	10/27/2017

10.8	Registration Rights Agreement dated September 15, 2017, by and between the Company and Kodiak Capital Group, LLC	8-K	001-38834	10.2	10/02/2017

10.9	Securities Purchase Agreement dated December 5, 2017, by and between the Company and EMA Financial, LLC	8-K	001-38834	10.1	12/14/2017

10.10	Securities Purchase Agreement, dated December 5, 2017, by and between the Company and Auctus Fund, LLC	8-K	001-38834	10.4	12/14/2017

10.11	Securities Purchase Agreement dated December 13, 2017, by and between the Company and PowerUp Lending Group, LTD	8-K	001-38834	10.7	12/14/2017

10.12	Securities Purchase Agreement dated January 11, 2018, by and between the Company and EMA Financial, LLC	8-K	001-38834	10.1	01/26/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.13	Securities Purchase Agreement, dated January 10, 2018, by and between the Company and Auctus Fund, LLC	8-K	001-38834	10.4	01/26/2018

10.14	SuiteCloud Developer Network Agreement, dated January 2, 2018, by and between the Company and Oracle	8-K	001-38834	10.1	04/23/2018

10.15	Lease Agreement, dated June 22, 2017, by and between La Park La Brea B LLC and the Company	S-1	333-226840	10.33	08/14/2018

10.16	Renewal Amendment of Lease Agreement, dated May 1, 2018, by and between La Park La Brea B LLC and the Company	S-1	333-226840	10.34	08/14/2018

10.17	Adobe Marketo LaunchPoint Accelerate Program Agreement, dated April 1, 2018, by and between the Company and Adobe Marketo	S-1	333-226840	10.35	08/14/2018

10.18	Securities Purchase Agreement dated October 19, 2018	8-K	001-38834	10.36	10/25/2018

10.19	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.1	11/14/2018

10.20	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.2	11/14/2018

10.21	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.3	11/14/2018

10.22	Securities Purchase Agreement dated February 1, 2019 by and between the Company and Bellridge	10-K	001-38834	10.40	02/07/2019

10.23	Lock-Up Agreement dated October 30, 2018, by and between the Company and Ira Gaines.	10-K	001-38834	10.41	02/07/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.24	Lock-Up Agreement dated October 30, 2018, by and between the Company and Gina Trippiedi	10-K	001-38834	10.42	02/07/2019

10.25	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com, Inc.	10-K	001-38834	10.43	02/07/2019

10.26	Service Agreement dated December 21, 2018, by and between the Company and Major Tom Agency Inc.	10-K	001-38834	10.44	02/07/2019

10.27	Lease Agreement dated February 5, 2019 by and between the Company and NPBeach Marina LLC	S-1/A	333-226840	10.45	02/19/2019

10.28	Warrant Agent Agreement dated April 4, 2019 by and between the Company and VStock Transfer, LLC	8-K	001-38834	10.1	04/05/2019

10.29	Short-Term Demand Promissory Note of the Company in favor of David Martin dated March 22, 2019	S-1/A	333-226840	10.47	04/02/2019

10.30	Short-Term Demand Promissory Note of the Company in favor of Amin Somani dated April 2, 2019	10-Q	001-38834	10.48	05/15/2019

10.31	Demand Promissory Note of the Company in favor of Adam Wolfson dated April 30, 2019	10-Q	001-38834	10.49	05/15/2019

10.32	Short-Term Demand Promissory Note of the company in favor of Amin Somani dated March 29, 2019	10-Q	001-38834	10.50	08/14/2019

10.33	Amendment to Short-Term Promissory Note of the Company in favor of Amin Somani dated July 10, 2019	10-Q	001-38834	10.51	08/14/2019

10.34	Amendment to Short-Term Demand Promissory Note of the Company in favor of Amin Somani dated July 10, 2019	10-Q	001-38834	10.52	08/14/2019

10.35	Amendment to Short-Term Demand Promissory Note of the Company in favor of Adam Wolfson dated July 29, 2019	10-Q	001-38834	10.53	08/14/2019

10.36	First Amendment to Lease dated June 2, 2019 by and between the Company and NPBeach Marina LLC	10-Q	001-38834	10.54	08/14/2019

10.37	Extension Letter from the Company to NPBeach Marina LLC dated March 26, 2019	10-Q	001-38834	10.55	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.38	Securities Purchase Agreement dated August 14, 2019 between the Company and certain purchasers identified therein	10-Q	001-38834	10.56	08/14/2019

10.39	Form of Omnibus Waiver and Acknowledgment Agreement, entered into as of February 7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58	02/25/2020

10.40	Form of alternative Omnibus Waiver And Acknowledgement Agreement, entered into as of February7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58a	02/25/2020

10.41	Form of Subscription Agreement (February and March 2020) entered into by the Private Placement investors and the Company	8-K	001-38834	10.59	02/25/2020

10.42	Promissory Note by Verb Technology Company, Inc. in favor of Zions Bancorporation, N.A. dated April 17, 2020	8-K	001-38834	10.1	05/14/2020

10.43#	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors	10-K/A	001-38834	10.43	06/04/2020

10.44	Securities Purchase Agreement, dated March 11, 2021	8-K	001-38834	10.1	03/15/2021

10.45	Independent Consultant Agreement dated as of August 15, 2019 by and between Verb Technology Company, Inc. and Adam Wolfson	S-3	333-249564	10.53	10/20/2020

10.46	Restricted Stock Award Agreement dated as of September 4, 2020 by and between Verb Technology Company, Inc. and Dustin Kenyon	S-3	333-249564	10.54	10/20/2020

10.47	Membership Interest Purchase Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Ascend Certification, LLC, the sellers party thereto and Steve Deverall, as the seller representative	8-K	001-38834	10.1	09/10/2020

10.48	Promissory Note dated September 4, 2020 by Verb Acquisition Co., LLC in favor of Steve Deverall	8-K	001-38834	10.1	09/10/2020

10.49	Guaranty of Payment Agreement dated September 4, 2020 by Verb Technology Company, Inc. for the benefit of Steve Deverall	8-K	001-38834	10.1	09/10/2020

10.50	Exchange Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Verb Technology Company, Inc. and the holders of Class B Units party thereto	8-K	001-38834	10.1	09/10/2020

10.51	Form of Contribution and Exchange Agreement, dated September 4, 2020, by and between Verb Acquisition Co., LLC and the investors party thereto	8-K	001-38834	10.1	09/10/2020

10.52	Amended and Restated Operating Agreement of Verb Acquisition Co., LLC, dated September 4, 2020, by and among Verb Acquisition Co., LLC and the members party thereto	8-K	001-38834	10.1	09/10/2020

10.53	Settlement and Release Agreement dated as of August 5, 2020 by and among the Company, Iroquois Capital Investment Group LLC and Iroquois Master Fund Ltd.	S-3		10.44	08/10/2020

10.54	Settlement and Release Agreement dated as of August 6, 2020 by and between the Company and Kingsbrook Opportunities Master Fund LP	S-3		10.45	08/10/2020

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation	8-K	001-38834	14.1	10/22/2014

21.1	Subsidiaries of the Registrant	10-K	001-38834	21.1	05/14/2020

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38834	23.1	05/14/2020

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

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

(**) The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verb Technology Company, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

Date:	March 31, 2021

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	March 31, 2021

By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer and Treasurer

Date:	March 31, 2021

By:	/s/ Philip J. Bond
Philip J. Bond
Director

Date:	March 31, 2021

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	March 31, 2021

By:	/s/ Nancy Heinen
Nancy Heinen
Director

Date:	March 31, 2021

By:	/s/ Judith Hammerschmidt
Judith Hammerschmidt
Director

Date:	March 31, 2021

