Form 10-Q
period 2021-03-31
Verb Technology Company, Inc.
filed 2021-05-13
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

782 S. Auto Mall Drive American Fork, Utah	84003
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2021, there were 62,767,092 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations, financial performance or liquidity. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Some of the risks and uncertainties that may impact our forward-looking statements include, but are not limited to, the following factors:

● our incursion of significant net losses and uncertainty whether we will achieve or maintain profitable operations;

● our ability to continue as a “going concern”;

● the novel coronavirus (“COVID-19”) pandemic, which has had a sustained impact on our business, sales, results of operations and financial condition;

● our ability to grow and compete in the future, which is dependent upon whether capital is available to us on favorable terms;

● our ability to maintain and expand our customer base and our ability to convince our customers to increase the use of our services and/or platform;

● the competitive market in which we operate;

● our ability to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships;

● our ability to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments;

● our ability to deliver our services, as we depend on third party Internet providers; and

● our susceptibility to security breaches and other disruptions.

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”), as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

We operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements.

Forward-looking statements speak only as of the date they were made, and, except to the extent required by law or the rules of the NASDAQ Capital Market, we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors.

We qualify all of our forward-looking statements by these cautionary statements.

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)

ASSETS

Current assets:
Cash	$12,946,000	$1,815,000
Accounts receivable, net of allowance of $484,000 and $361,000, respectively	1,199,000	919,000
Inventory, net of allowance of $51,000 and $51,000, respectively	38,000	34,000
Prepaid expenses and other current assets	1,098,000	900,000
Total current assets	15,281,000	3,668,000

Right-of-use assets	2,590,000	2,730,000
Property and equipment, net of accumulated depreciation of $372,000 and $339,000, respectively	813,000	862,000
Intangible assets, net of amortization of $2,680,000 and $2,310,000, respectively (including provisional intangible assets of $982,000 and $1,042,000, respectively)	4,783,000	5,153,000
Goodwill (including provisional goodwill of $3,723,000, respectively)	20,060,000	20,060,000
Other assets	67,000	69,000

Total assets	$43,594,000	$32,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,148,000	$5,097,000
Accrued officers’ salary	937,000	822,000
Accrued interest (including $100,000 and $102,000 payable to related parties)	105,000	114,000
Advance on future receipts, net of discount of $725,000 and $67,000, respectively	3,170,000	110,000
Notes payable - related party	352,000	1,077,000
Deferred incentive compensation, current	664,000	521,000
Operating lease liability, current	591,000	596,000
Deferred revenue and customer deposits	298,000	272,000
Derivative liability	5,480,000	8,266,000

Total current liabilities	16,745,000	16,875,000

Long Term liabilities:
Notes payable	240,000	1,458,000
Note payable - related party, non-current	725,000	-
Deferred incentive compensation to officers	-	521,000
Operating lease liability, non-current	2,786,000	2,943,000
Total liabilities	20,496,000	21,797,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 1,706 and 2,006 issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Class A units, 100 issued and authorized as of March 31, 2021 and December 31, 2020	-	-
Class B units, 2,642,159 shares authorized, 0 and 2,642,159 issued and outstanding as of March 31, 2021 and December 31, 2020	-	3,065,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 62,633,282 and 47,795,009 shares issued and outstanding as of March 31, 2021 and December 31, 2020	6,000	5,000
Additional paid-in capital	112,978,000	89,216,000
Accumulated deficit	(89,886,000)	(81,541,000)

Total stockholders’ equity	23,098,000	10,745,000

Total liabilities and stockholders’ equity	$43,594,000	$32,542,000

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenue
SaaS recurring subscription revenue	$1,461,000	$1,057,000
Other Digital	340,000	400,000
Design, printing, and fulfillment	615,000	728,000
Shipping	110,000	169,000
	2,526,000	2,354,000

Cost of revenue
Digital	540,000	230,000
Design, printing, and fulfillment	585,000	676,000
Shipping	90,000	157,000
	1,215,000	1,063,000

Gross margin	1,311,000	1,291,000

Operating expenses
Research and development	2,884,000	1,274,000
Depreciation and amortization	414,000	363,000
General and administrative	7,343,000	3,514,000
Total operating expenses	10,641,000	5,151,000

Loss from operations	(9,330,000)	(3,860,000)

Other income (expense), net
Other income (expense), net	54,000	(6,000)
Interest expense - amortization of debt discount	(475,000)	(137,000)
Change in fair value of derivative liability	500,000	2,092,000
Gain on extinguishment of PPP note payable	1,226,000	-
Debt extinguishment, net	(287,000)	-
Interest expense (including $32,000 and $35,000 to related parties)	(33,000)	(35,000)
Total other expense, net	985,000	1,914,000

Net Loss	(8,345,000)	(1,946,000)

Deemed dividend to Series A preferred shareholders	-	(3,951,000)

Net loss to common stockholders	$(8,345,000)	$(5,897,000)

Loss per share - basic and diluted	$(0.16)	$(0.23)
Weighted average number of common shares outstanding - basic and diluted	52,045,428	25,992,426

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	2006	$-	-	$-	2,642,159	$3,065,000	47,795,009	$5,000	$89,216,000	$(81,541,000)	$10,745,000
Sale of common stock from public offering	-	-	-	-	-	-	9,375,000	1,000	14,128,000	-	14,129,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,036,600	-	1,103,000	-	1,103,000
Issuance of common stock from option exercise	-	-	-	-	-	-	332,730	-	377,000	-	377,000
Conversion of Series A Preferred to common stock	(300)	-	-	-	-	-	272,728	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	809,511	-	1,414,000	-	1,414,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	247,703	-	447,000	-	447,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	448,000	-	448,000
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	2,286,000	-	2,286,000
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	121,842	-	207,000	-	207,000
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287,000	-	287,000
Conversion of Class B Units to common shares	-	-	-	-	(2,642,159)	(3,065,000)	2,642,159	-	3,065,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	(8,345,000)	(8,345,000)
Balance at March 31, 2021	1,706	$-	-	$-	-	$-	62,633,282	$6,000	$112,978,000	$(89,886,000)	$23,098,000

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	4,396	$-	-	$-	-	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000
Sale of common stock from private placement	-	-	-	-	-	-	3,392,833	1,000	3,429,000	-	3,430,000
Fair value of warrants issued to Series A Preferred stockholders	-	-	-	-	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	(1,150)	-	-	-	-	-	741,933	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	320,601	-	321,000	-	321,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	11,025	-	241,000	-	241,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	381,000	-	381,000
Net loss	-	-	-	-	-	-	-	-	-	(1,946,000)	(1,946,000)
Balance at March 31, 2020	3,246	$-	-	$-	-	$-	28,962,589	$3,000	$68,449,000	$(58,531,000)	$9,921,000

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Operating Activities:
Net loss	$(8,345,000)	$(5,897,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options	2,402,000	943,000
Gain on extinguishment of PPP note payable	(1,226,000)	-
Debt extinguishment from modification of related party note payable	287,000	-
Deemed dividend to Series A preferred stockholders	-	3,951,000
Amortization of debt discount	475,000	137,000
Change in fair value of derivative liability	(500,000)	(2,092,000)
Depreciation and amortization	414,000	363,000
Amortization of right-of-use assets	140,000	135,000
Inventory reserve	-	(2,000)
Allowance for doubtful account	124,000	50,000
Effect of changes in assets and liabilities:
Accounts receivable	(259,000)	9,000
Inventory	(4,000)	30,000
Prepaid expenses	(281,000)	(12,000)
Other assets	-	(45,000)
Accounts payable, accrued expenses, and accrued interest	362,000	255,000
Deferred revenue and customer deposits	26,000	(44,000)
Deferred incentive compensation	(377,000)	-
Operating lease liability	(161,000)	(47,000)
Net cash provided (used) in operating activities	(6,923,000)	(2,266,000)

Investing Activities:
Gain on disposal of fixed assets	5,000
Purchases of property and equipment	-	(121,000)
Net cash provided by (used in) investing activities	5,000	(121,000)

Financing Activities:
Proceeds from sale of common stock	13,985,000	3,430,000
Advances on future receipts	4,290,000	-
Proceeds from warrant exercise	1,103,000	-
Proceeds from option exercise	377,000	-
Payment of advances of future receipts	(1,706,000)	(411,000)
Net cash provided by financing activities	18,049,000	3,019,000

Net change in cash	11,131,000	632,000

Cash - beginning of period	1,815,000	983,000

Cash - end of period	$12,946,000	$1,615,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,000	$10,000
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value of derivative liability extinguished	$2,286,000	$-
Fair value of common share issued to settle accrued expenses	$207,000	$-
Reclassification of Class B upon conversion to common stock	$3,065,000	$-
Discount recognized from advances on future receipts	$1,133,000	$-
Fair value of derivative liability from issuance of warrants to Series A stockholders considered as a deemed dividend	$-	$3,951,000

The accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Organization

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiary on a consolidated basis.

Cutaia Media Group, LLC (“CMG”) was organized as a limited liability company under the laws of the State of Nevada on December 12, 2012. On May 19, 2014, CMG merged into bBooth, Inc. and bBooth, Inc., thereafter, changed its name to bBooth (USA), Inc., effective as of October 16, 2014. The operations of CMG and bBooth (USA), Inc., became known as, and are referred to in this Quarterly Report on Form 10-Q as, “bBoothUSA.”

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

Nature of Business

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, and verbTEAMS, our self-onboarding video-based CRM and content management application for small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE.

Historically, we provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We designed and printed welcome kits and starter kits for their marketing needs and provided fulfillment services, which consisted of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events, and product sample packs that verbCRM users order through the app for automated delivery and tracking to their customers and prospects. We use the term “client” and “customer” interchangeably.

COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations. In the three months ended June 30, 2020, we experienced some uncertainty regarding whether there would be variability in demand for the services we provide on our platform after lock-down measures were implemented. We expect demand variability for our products and services may continue as a result of the COVID-19 pandemic; however, our sales team reported a higher level of interest in our products and services during the quarter ended March 31, 2021. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of March 31, 2021, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021 (the “2020 Annual Report”). The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the quarter ended March 31, 2021, the Company incurred a net loss of $8,345,000 and used cash in operations of $6,923,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenues during the three months ended March 31, 2021 and 2020 were all generated from the United States of America.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. As of March 31, 2021, we have one vendor that accounted for 40% of our purchases individually and in aggregate. In addition, we had 2 vendors that account for 10% and 28% of accounts payable individually and 38% in aggregate as of March 31, 2021.

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

Reclassifications

Certain revenue amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications consist of reclassification of digital revenue of $400,000 between SaaS recurring subscription revenue and other digital revenue to provide additional clarity. These reclassifications had no effect to the previously reported net loss.

Contract Liabilities

Contract liabilities represents consideration received from customers under a revenue contract, but the Company has not yet delivered or completed its performance obligation to the customer.

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

As of March 31, 2021, and 2020, the Company had total outstanding options of 5,799,013 and 4,417,108, respectively, and warrants of 12,422,562 and 13,651,050, respectively, and outstanding restricted stock awards of 2,751,508 and 1,475,329, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. As of March 31, 2021 and December 31, 2020, management determined there were no indications of impairment. The Company will perform their next impairment analysis in December 2021.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there was no impairment of intangible assets. The Company will perform their next impairment analysis in December 2021.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective January 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	ACQUISITIONS

a.	ACQUISITION OF VERB DIRECT

On April 12, 2019, Verb completed the acquisition of Verb Direct (formerly Sound Concepts, Inc.). The acquisition was intended to augment and diversify Verb’s internet and SaaS business. As a result of this acquisition, the Company recorded goodwill of $16,337,000 and intangible assets of $6,340,000. The goodwill recognized is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Goodwill is not amortized but will be tested for impairment on an annual basis. The intangible assets, which consist mostly of developed technology of $4,700,000 are being amortized over 5-years, customer relationships of $1,200,000 are being amortized on an accelerated basis over its estimated useful life of 5 years and domain names of $440,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

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

Verb is required to allocate the purchase price to the acquired tangible assets, identifiable intangible assets, and assumed liabilities based on their fair values. As of March 31, 2021, management has not yet finalized the purchase price allocation. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets assumed and liabilities acquired and the provisional purchase price allocation on the date of acquisition:

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

During the quarters ended March 31, 2021 and 2020, the Company recorded amortization expense of $370,000 and $325,000, respectively, related to the intangibles discussed above. The following table summarizes the amortization expense for both Verb Direct and Ascend to be recorded in future periods for intangible assets that are subject to amortization and excludes intangible assets with infinite life (i.e. domain names) of $442,000:

Year ending	Amortization
2021 remaining	$1,065,000
2022	1,375,000
2023	1,302,000
2024	465,000
2025 and thereafter	133,000
Total amortization	$4,340,000

The following unaudited pro forma statement of operations present the Company’s pro forma results of operations for the quarters ended March 31, 2020 to give effect to the acquisition of Ascent Certification as if it had occurred on January 1, 2020.

Quarter Ended March 31, 2020
(Proforma, unaudited)
SaaS recurring subscription revenue	$1,312,000
Other digital revenue	400,000
Design, printing, and fulfilment	728,000
Shipping	169,000
Total Revenue	2,609,000

Cost of revenue	1,122,000

Gross margin	1,487,000

Operating expenses	5,412,000

Other income, net	1,914,000

Net loss	(2,011,000)

Deemed dividend to Series A preferred	(3,951,000)

Net loss to common stockholders	$(5,962,000)

Pursuant to the provisions of ASC 805, the following results of operations of Verb Acquisition subsequent to the acquisition are as follows:

Verb Acquisition September 1, 2020 through March 31, 2021
(unaudited)
Revenue	$439,000
Cost of revenue	202,000
Operating expenses	1,295,000
Other income / (expense)	-
Net loss	$(1,058,000)

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	23,000	39,000
Leasehold improvement	1,058,000	1,058,000
Total property and equipment	1,185,000	1,201,000
Accumulated depreciation	(372,000)	(339,000)
Total property and equipment, net	$813,000	$862,000

During the period ended March 31, 2021, the Company sold certain machinery and equipment with a cost of $16,000 and accumulated depreciation of $11,000 for cash proceeds of $11,000. As a result, the Company recognized a gain of $6,000 and was reported as part of other income. Depreciation expense amounted to $44,000 and $35,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Period Ended March 31, 2021	Period Ended March 31, 2020
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$175,000	$175,000

Other information

Cash paid for amounts included in the measurement of lease liabilities	$196,000	$-
Weighted average remaining lease term – operating leases (in years)	4.54	5.11
Average discount rate – operating leases	4.0%	4.0%

	March 31, 2021	December 31, 2020
Operating leases
Right-of-use assets	$2,590,000	$2,730,000

Short-term operating lease liabilities	$591,000	$596,000
Long-term operating lease liabilities	2,786,000	2,943,000
Total operating lease liabilities	$3,377,000	$3,539,000

Year ending	Operating Leases
2021	595,000
2022	751,000
2023	773,000
2024	472,000
2025 and thereafter	1,189,000
Total lease payments	3,780,000
Less: Imputed interest/present value discount	(403,000)
Present value of lease liabilities	$3,377,000

6.	ADVANCE OF FUTURE RECEIPTS

The Company has the following advances on future receipts as of March 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2021	Balance at December 31, 2020

Note 1	June 30, 2020	February 25, 2021	108%	506,000	-	89,000
Note 2	June 30, 2020	February 25, 2021	108%	506,000	-	88,000
Note 3	January 13, 2021	September 10, 2021	108%	844,000	556,000	-
Note 4	January 13, 2021	September 10, 2021	108%	844,000	556,000	-
Note 5	January 22, 2021	July 1, 2021	108%	2,040,000	1,454,000	-
Note 6	February 18, 2021 – March 3, 2021	August 3, 2021 – August 15, 2021	12%	1,696,000	1,329,000	-
Total				$1,012,000	3,895,000	177,000
Debt discount					(725,000)	(67,000)
Net					$3,170,000	$110,000

Note 1 and 2

On June 30, 2020, the Company received two secured advances from an unaffiliated third party totaling $728,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $6,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the average interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. As a result, the Company recorded a liability of $1,012,000 to account for the future receipts sold and a debt discount of $284,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the quarter ended March 31, 2021, the Company paid the entire balance due of $177,000 and amortized the remaining debt discount of $67,000.

Note 3 and 4

On January 13, 2021, the Company received two secured advances from the same unaffiliated third party (see Note 1 and 2) totaling $1,213,000 for the purchase of future receipts/revenues of $1,688,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $11,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the average interest was imputed at a rate of 28% based on the face value of the note and proceeds received. The Company may pay off either note for $744,000 if paid within 30 days of funding; for $775,000 if paid between 31 and 60 days of funding; or for $806,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $1,688,000 to account for the future receipts sold and a debt discount of $475,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the quarter ended March 31, 2021, the Company paid $753,000 of the balance outstanding and amortized $148,000 of the debt discount. As of March 31, 2021 outstanding balance of the notes amounted to $1,112,000 and the unamortized balance of the debt discount was $327,000.

Note 5

On January 22, 2020, the Company received a secured advance from an unaffiliated third party totaling $1,440,000 for the purchase of future receipts/revenues of $2,040,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $13,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 29% based on the face value of the note and the proceeds received. The Company may pay off either note for $1,725,000 if paid within 30 days of funding; for $1,860,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $2,040,000 to account for the future receipts sold and a debt discount of $600,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the quarter ended March 31, 2021, the Company paid $587,000 of the balance outstanding and amortized $248,000 of the debt discount. As of March 31, 2021 outstanding balance of the notes amounted to $1,454,000 and the unamortized balance of the debt discount was $352,000.

Note 6

In February and March, the Company received secured advances from an unaffiliated third party totaling $1,637,000 for the purchase of future receipts/revenues of $1,696,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $283,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 3% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $1,696,000 to account for the future receipts sold and a debt discount of $59,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the quarter ended March 31, 2021, the Company paid $367,000 of the balance outstanding and amortized $12,000 of the debt discount. As of March 31, 2021 outstanding balance of the notes amounted to $1,329,000 and the unamortized balance of the debt discount was $46,000.

7.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of March 31, 2021 and December 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2021	Balance at December 31, 2020
Note 1 (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000	$725,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	240,000
Total notes payable – related parties					1,077,000	1,077,000
Non-current					(725,000)	-
Current					$352,000	$1,077,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. During the year ended December 31, 2020, the Company made payments of $100,000. On February 25, 2021 the Company extended the note to February 8, 2023 with no changes to the other terms of the note agreement. As of December 31, 2020, the outstanding balance of the note amounted to $725,000.

In February 2021, the Mr. Cutaia and Company amended the note payable and extended the maturity date from February 8, 2021 to February 8, 2023 or an extension of two years. In exchange for the extension, the Company issued Mr. Cutaia warrants to purchase 138,889 shares of common stock with a fair value of $287,000. The warrants are fully vested, exercisable at $2.61 per share and will expire in three years. There were no other changes to the original terms of the note payable. In accordance with ASC 450-70, modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The instruments are considered “substantially different” when the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. As the fair value of the warrants granted amounted to $287,000 for which is approximately 40% of the outstanding note payable, pursuant to ASC 470, the Company accounted the modification as an extinguishment of debt which requires the measurement of the modified debt and additional consideration to be at fair value. As a result, the Company recognized a loss on debt extinguishment of $287,000 and a corresponding credit to contributed capital.

As of March 31, 2021, the outstanding balance of the note amounted to $725,000.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017.

As of March 31, 2021 and December 31, 2020, the outstanding principal balance of the note amounted to $112,000, respectively. As of March 31, 2021, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

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

As of March 31, 2021, and December 31, 2020, the outstanding balance of the note amounted to $240,000, respectively.

Total interest expense for notes payable to related parties was $32,000 and $35,000 for three months ended March 31, 2021 and 2020, respectively. The Company paid $34,000 and $10,000 in interest for the three months ended March 31, 2021 and 2020, respectively.

8.	NOTES PAYABLE

The Company has the following notes payable as of March 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Balance at March 31, 2021	Balance at December 31, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$-	$1,218,000
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	90,000	90,000
Total notes payable				240,000	1,458,000
Non-current				(240,000)	(1,458,000)
Current				$-	$-

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

On January 4, 2021 the entire note and accrued interest, totaling $1,226,000, was forgiven and accounted as a gain on debt extinguishment.

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

As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid. As a result, the Company accounted this $10,000 as part of “Other Income” in fiscal 2020.

(C)	As a result of the acquisition of Solofire in September 2020, the Company assumed Solofire’s PPP loan of $90,000 it obtained in May 2020 under the Paycheck Protection Program (“PPP”) (see discussion “a”). The Company is currently in the process of applying for the forgiveness of the PPP loan.

9.	DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at March 31, 2021	Balance at December 31, 2020

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$215,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	161,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000	163,000

Total			664,000	1,042,000
Non-current			-	(521,000)
Current			$664,000	$521,000

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

On January 12, 2021, the Company paid $215,000 and paid the remaining $63,000 due subsequent to March 31, 2021.

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

On January 12, 2021, the Company paid $163,000 and paid the remaining $81,000 due subsequent to March 31, 2021.

10.	CONVERTIBLE SERIES A PREFERRED STOCK AND WARRANT OFFERING

On August 14, 2019, we entered into the SPA with the Preferred Purchasers, pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Preferred Stock (which, at the initial conversion price, are convertible into an aggregate of up to approximately 3.87 million shares of Common Stock) and the August Warrants to purchase up to an equivalent number of shares of Common Stock. We closed the offering on August 14, 2019 and issued 5,030 shares of Series A Preferred Stock and granted the August Warrants to purchase up to 3,245,162 shares of Common Stock in connection therewith. We received proceeds of $4,688,000, net of direct costs of $342,000. The offering was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

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

The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings. In addition, the August Warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the August Warrants are accounted as derivative liability with a fair value upon issuance in 2019 (see Note 11).

During the year ended December 31, 2020, in preparation for private placement offering, the Company separately negotiated with certain Series A stockholders to waive their rights in order not to ratchet down the conversion price of their Series A preferred shares. In return for the waiver, the Company granted these Series A stockholders warrants to purchase 2,303,861 shares of Common Stock valued at $3,951,000 (see Note 12). As of December 31, 2020, 2,006 shares of Series A Preferred stock are outstanding.

During the period ended March 31, 2021, 300 shares of Preferred Stock were converted into 272,278 shares of Common Stock. As of March 31, 2021, 1,706 shares Series A Preferred stock are outstanding.

11.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. In prior year, the Company granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the fundamental transaction clause of these warrants are accounted for as a derivative liability in accordance with ASC 815 and are being re-measured every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	March 31, 2021	Upon Extinguishment in 2021	December 31, 2020
Stock Price	$1.40	$2.45	$1.65
Exercise Price	$1.41	$1.10	$1.41
Expected Life	2.92	3.83	3.17
Volatility	135%	157%	107%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.27%	0.34%	0.23%
Warrants	$5,480,000	$-	$8,266,000
Convertible Notes	-	-	-
Total Fair Value	$5,480,000	$2,286,000	$8,266,000

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

As of December 31, 2020, the outstanding fair value of the derivative liability amounted to $8,266,000.

During the period ended March 31, 2021, the Company recorded a charge of ($500,000) to account for the changes in the fair value of these derivative liabilities during the period ended March 31, 2021. In addition, 1,027,578 shares of the Series A warrants that were accounted as derivative liability were exercised. As result, the Company computed the fair value of the corresponding derivate liability one last time which amounted to ($2,286,000) and the pursuant to current accounting guidelines, the extinguishment was accounted as part of equity.

At March 31, 2021, the fair value of the derivative liability amounted to $5,480,000. The details of derivative liability transactions for the period ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Beginning balance	$8,266,000	$5,048,000
Fair value upon issuance of notes payable and/or warrants	-	3,951,000
Change in fair value	(500,000)	(2,092,000)
Extinguishment	(2,286,000)	-
Ending balance	$5,480,000	$6,907,000

12.	COMMON STOCK

The Company’s Common Stock activity for the three months ended March 31, 2021 is as follows:

Common Stock

Shares Issued as Part of the Company’s Public Offering

On March 15, 2021, the Company completed a registered direct offering with institutional investors for the purchase and sale of 9,375,000 shares of common stock at a purchase price of $1.60 per share which resulted in net proceeds of $14,129,000. Included in the $14,129,000 is a refund of $144,000 from the underwriter that was received subsequent to March 31, 2021.

Shares Issued for Services

During the three months ended March 31, 2021, the Company issued 935,994 shares of Common Stock to vendors for services rendered and to be rendered with a fair value of $1,424,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. In addition, 4,641 shares granted to employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting $10,000. Pursuant to current accounting guidelines, the Company accounted the return of the 4,641 shares and the payment of $10,000 for income and payroll taxes paid on behalf the employees as a reduction in additional paid in capital.

Shares Issued for Debt

During the three months ended March 31, 2021, the Company issued 121,842 shares of Common Stock to vendors certain employees as settlement of payroll of $207,000 that was previously recorded as accrued payroll as of December 31, 2020. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date and approximates the carrying value of the accrued payroll.

13.	RESTRICTED STOCK AWARDS

On December 20, 2019, the Company approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “Plan”).

A summary of restricted stock unit activity for the quarter ended March 31, 2021 is presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at December 31, 2020	2,185,946	$1,943,000	$1.17
Granted	813,265	1,374,000	1.69
Vested/deemed vested	(247,703)	(447,000)	1.16
Forfeited	-	-	-
Non-vested at March 31, 2021	2,751,508	$2,870,000	$1.33

On January 4, 2021, the Company granted an additional 813,265 shares of its restricted stock to employees and members of Board of Directors. The Restricted Stock Units vest in various dates up to January 2025. These Restricted Stock Units were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $1,374,000, which is being amortized as stock compensation expense over its vesting term.

The total fair value of restricted stock units that vested or deemed vested for the quarter ended March 31, 2021 was $447,000 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2021 the amount of unvested compensation related to issuances of restricted stock units was $2,870,000 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

14.	STOCK OPTIONS

On December 20, 2019, the Company adopted its 2019 Omnibus Incentive Plan (the “Plan”).

At its discretion, the Company grants share option awards to certain employees and non-employees under the Plan and accounts for it in accordance with ASC 718, Compensation – Stock Compensation.

A summary of option activity for the three months ended March 31, 2021 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2020	6,031,775	$1.55	2.68	$1,932,000
Granted	664,000	1.38	-	-
Forfeited	(564,032)	1.87	-	-
Exercised	(332,730)	1.13	-	-
Outstanding at March 31, 2021	5,799,013	$1.62	2.46	$387,000

Vested March 31, 2021	3,304,078	$1.71		$322,000

Exercisable at March 31, 2021	2,023,118	$1.94		$133,000

At March 31, 2021, the intrinsic value of the outstanding options was $387,000.

During the quarter ended March 31, 2021, the Company granted stock options to employees to purchase a total of 664,000 shares of Common Stock for services rendered. The options have an average exercise price of $1.76 per share, expire in five years, vesting one and four years from grant date. The total fair value of these options at grant date was approximately $1,103,000 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the quarter ended March 31, 2021 amounted to $448,000. As of March 31, 2021, the total unrecognized stock-based compensation expense was $4,059,000, which is expected to be recognized as part of operating expense through March 2025. In addition, a total of 332,730 shares of stock options were exercised. As a result of the exercise of the option, the Company issued 332,730 shares of common stock and received cash of $377,000.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three months ended March 31,
	2021	2020
Risk-free interest rate	0.10% - 0.36%	0.39%
Average expected term	5 years	5 years
Expected volatility	240.03%	270.1%
Expected dividend yield	-	-

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

15.	WARRANTS

The Company has the following warrants outstanding as of March 31, 2021, all of which are exercisable:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2020	13,351,251	$2.48	3.38	$3,022,000
Granted	138,889	2.61	-	-
Forfeited	-	-	-	-
Exercised	(1,067,578)	1.10	-	-
Outstanding at March 31, 2021, all vested	12,422,562	$2.60	3.14	$1,328,000

At March 31, 2021 the intrinsic value of the outstanding warrants was $1,328,000.

During the quarter ended March 31, 2021, the Company granted 138,889 warrants to an officer as part of a note extension (see Note 7).

During the quarter ended March 31, 2021, a total of 1,067,578 warrants were exercised into 1,036,600 shares of Common Stock at a weighted average exercise price of $1.10. The Company received cash of $1,103,000 upon exercise of the warrants.

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

There were no issued and outstanding shares of Class A Unit as of March 31, 2021 and December 31, 2020.

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

On March 4, 2021, 2,642,159 all Class B units were converted into 2,642,159 shares of Verb Technology common stock.

17.	COMMITMENTS AND CONTINGENCIES

Litigation

a.	EMA Financial, LLC

On April 24, 2018, EMA Financial, LLC, or EMA, commenced an action against the Company, styled as EMA Financial, LLC, a New York limited liability company, Plaintiff, against nFUSZ, Inc., Defendant, United States District Court, Southern District of New York, case number 1:18-cv-03634-NRB. The complaint set forth four causes of action and sought money damages, injunctive relief, liquidated damages, and declaratory relief related to the Company’s refusal to agree to EMA’s interpretation of a cashless exercise provision in a common stock warrant it granted to EMA in December 2017. The Company interposed several counterclaims, including a claim for reformation of the underlying agreements to reflect the Company’s interpretation of the cashless exercise provision. Both parties moved for summary judgment. On March 16, 2020, the United States District Court entered a decision agreeing with the Company’s position, denying EMA’s motion for declaratory judgement on its interpretation of the cashless exercise formula, and stating, inter alia, that “the Agreements read in their entirety reveal that nFUSZ, Inc.’s position regarding the proper cashless exercise formula is the only sensible one and that the cashless exercise formula must be enforced accordingly.” On December 22, 2020, the court entered a Memorandum and Order partly granting, and partly denying, EMA’s motion for summary judgment on damages, awarding damages only in respect to the value of the warrant shares EMA would have received if it had used the proper formula in its March 2018 warrant exercise notice, plus certain prejudgment interest and per diem interest. On January 21, 2021, the court entered a final judgment in favor of EMA, in the amount of $463,571.98. The court did not award EMA any attorneys’ fees or expenses. While the court ruled in the Company’s favor by dismissing the majority of EMA’s suit on the finding that EMA attempted to utilize an improper warrant exercise formula, the court nevertheless found that the Company should have accepted the exercise notice and issued the shares the Company believed EMA was then due. Instead of ordering the Company to deliver those shares today, the court ordered the Company to pay the highest value of those shares on the relevant date, to which the Company has taken exception. Accordingly, on February 17, 2021, the Company’s counsel filed a notice of appeal to appeal the court’s judgment to the United States District Court for the Second Circuit. EMA filed a notice of cross-appeal and a hearing or briefing for this case is scheduled in June 2021. The Company has established an appropriate reserve to pay for the approximately $464,000 judgment in the event its appeal is not successful.

b.	Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company does not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when the Company purchased all of his shares of stock more than 4 years ago in January 2016. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. The Company does not believe the court will grant this motion and it has instructed its counsel to continue its efforts in seeking a dismissal of the former employee’s claims.

c.	Class Action

On July 9, 2019, a purported class action complaint was filed in the United States District Court, Central District of California, styled SCOTT C. HARTMANN, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. VERB TECHNOLOGY COMPANY, INC., and RORY J. CUTAIA, Defendant, Case Number 2:19-CV-05896 (the “Hartmann Class Action”). The complaint purported to be brought on behalf of a class of persons or entities who purchased or otherwise acquired the Company’s common stock between January 3, 2018 and May 2, 2018, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the January 3, 2018, announcement by the Company of its agreement with Oracle America, Inc. The complaint sought unspecified costs and damages. For additional information, refer to the section entitled “Legal Proceedings” from the 2020 Annual Report.

On February 18, 2021, the Court entered a final order and judgment approving the class action settlement and dismissed the Hartmann Class Action with prejudice. The stipulation of settlement approved (the “Stipulation of Settlement”) by the court on February 18, 2021 provided for, amongst other things, a full and final release, settlement, and discharge of all claims arising from the Hartmann Class Action in consideration of the Company’s payment of a $640,000 settlement amount, which is payable over 12 months. Furthermore, among other things, the Stipulation of Settlement provided that (1) the Company denied each and all of the claims alleged by plaintiffs, (2) the Company denied any allegation of wrongdoing, fault, liability, violation of the law, or damage whatsoever arising out of its conduct, (3) the Company denied that it or any of its officers, directors, or employees made any material misstatements or omissions, (4) the Company maintained that it had a meritorious defense to all claims alleged in the Hartmann Class Action, and (5) the Company agreed that the basis of us entering into the Stipulation of Settlement was to avoid the uncertainties, burden, and expense of further litigation and to put the claims arising from the Hartmann Class Action to rest, finally and forever. The Company believes that the settlement of the Hartmann Class Action approved by the court is favorable to the Company and ultimately benefits its shareholders. The Company has established an appropriate reserve to account for the $640,000 settlement of the Hartmann Class Action.

During the period ended March 31, 2021, the Company paid $56,000 pursuant to the Stipulation of Settlement. As of March 31, 2021, outstanding balance due amounted to $468,000.

d.	Derivative Action

On September 27, 2019, a derivative action was filed in the United States District Court, Central District of California, styled Richard Moore, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Verb Technology Company, Inc., and Rory J. Cutaia, James P. Geiskopf, and Jeff Clayborne, Defendants, Case Number 2:19-CV-08393-AB-SS (the “Moore Derivative Action”). The Moore Derivative Action also arises out of the defense of the Hartmann Class Action described above. The Moore Derivative Action alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the costs associated with the defense of the Hartmann Class Action. The derivative complaint seeks a declaration that the individual defendants have breached their duties, unspecified damages, and certain purportedly remedial measures. The Company contends that the class action is without merit and as such, this derivative action, upon which it relies, is likewise without merit.

On November 5, 2020, the Company executed a binding settlement term sheet with the lead plaintiff in the derivative action to settle that action and release all claims asserted therein, the terms of which were confidential and subject to several contingencies, including, without limitation, court approval. On March 1, 2021, the court preliminarily approved the settlement of the Moore Derivative Action. The stipulation and agreement of settlement preliminarily approved (the “Stipulation and Agreement of Settlement”) by the court on March 1, 2021 provided for, amongst others things, a full and final release, settlement, and discharge of all claims arising from the Moore Derivative Action in consideration of the Company’s agreement to institute certain changes and/or modifications to its corporate governance and business ethics practices and plaintiff’s counsel receiving its attorneys’ fees and expenses, which amounted to $75,000. Furthermore, amongst other things, the Stipulation and Agreement of Settlement preliminarily approved by the court provided that (1) the Company denied each and every claim alleged by plaintiff, and (2) the Company denied any allegation of wrongdoing, fault, and liability, (3) the Company denied committing any violation of the law or breach of fiduciary duty, and (4) the Company concluded that it is desirable that the Moore Derivative Action be settled on the terms and subject to the conditions of the Stipulation and Settlement Agreement to avoid the ongoing cost and distraction of litigation. The Company believes that the settlement of the Moore Derivative Action preliminarily approved by the court is favorable to the Company and ultimately benefits its shareholders. The court intends to set a hearing for the final approval of the settlement of the Moore Derivative Action approximately 60 days after March 1, 2021. On April 1, 2021, the Company paid $75,000 to cover the attorney fees and expenses that were due.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $475,000 in board fees to its five board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed during the quarter ended March 31, 2021 was $119,000 As of March 31, 2021, total board fees to be recognized in future period amounted to $356,000 and will be recognized once the service has been rendered.

18.	SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to March 31, 2021, the Company issued 233,959 shares of Common Stock to vendors for services rendered with a fair value of $283,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Subsequent to March 31, 2021, 100,149 shares granted to employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting $121,000. Pursuant to current accounting guidelines, the Company accounted the return of the 100,149 shares and the payment of $121,000 for income and payroll taxes paid on behalf the employees as a reduction in additional paid in capital.

Grant of Stock Options

Subsequent to March 31, 2021, the Company granted stock options to an employee to purchase a total of 225,000 shares of Common Stock for to be services rendered. The options have an exercise price of $1.36 per share, expire in five years, and vest over a period of 4 years from grant date. The total fair value of these options at the grant date was $286,000 using the Black-Scholes option pricing model.

Employment Activities

On April 28, 2021, in the Company’s process to reorganize its development team and related processes, it eliminated the position of Chief Product Officer. Accordingly, the employment of Julie Ann Holdren, the Company’s former Chief Product Officer, ended on the same date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month periods ended March 31, 2021 and 2020 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Verb Partnerships and Integrations

We have completed and deployed the integration of verbLIVE into Salesforce and have launched a joint marketing campaign with Salesforce to introduce the verbLIVE plug-in functionality to current Salesforce users. We have also developed a verbCRM sync application for Salesforce users that is currently being utilized by at least one of our large enterprise clients and the verbLIVE plug-in is now being offered to all Salesforce users on a monthly subscription fee basis while we work to build adoption rates.

We have completed the integration of verbCRM into systems offered by 17 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. Our experience demonstrates that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

We have completed working to introduce an integration of our interactive video technology into Microsoft Outlook and following the public beta we are currently conducting, we anticipate a broad-scale launch in the summer of 2021, pursuant to and in accordance with our existing Microsoft partnership agreement. We expect to follow the Microsoft Outlook integration with the integration into other Microsoft Office 365 products.

Non-Digital Products and Services

Historically, we provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We designed and printed welcome kits and starter kits for their marketing needs and provided fulfillment services, which consisted of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events. We also managed the fulfillment of our clients’ product sample packs that verbCRM users order through the app for automated delivery and tracking to their customers and prospects.

However, in May 2020, we executed a contract with Range Printing (“Range”), a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range receives orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a revenue share arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us. The transition to Range Printing is now complete.

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations, educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. As of May 10, 2021, we provide subscription-based application services to approximately 140 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 2.0 million downloads of our verbCRM application. Among the new business sectors targeted for this year are pharmaceutical sales, government institutions, small businesses and individual entrepreneurs.

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

Impact of COVID-19 on Our Business and Industry

In the three months ended March 31, 2021 the COVID-19 pandemic resulted in significant uncertainty and volatility in a wide variety of industries and markets, including in our industry, and prompted many federal, state, local, and foreign governments to implement various lock-down measures in an attempt to contain the spread and mitigate the impact of the disease. The initial implementation of such lock-down measures, and their re-introduction in response to a nation-wide resurgence of COVID-19 cases in late-2020, resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and the cancellation or postponement of events.

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

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. However, we are committed to our employees returning to the workplace in the long-term. Throughout the quarter ended March 31, 2021 and through the filing of this Quarterly Report, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. Our workforce has continued to effectively develop and support our product and service offerings notwithstanding the current environment.

We began the quarter ended March 31, 2021 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. In the three months ended March 31, 2021, we experienced some uncertainty regarding whether there would be variability in demand for the services we provide on our platform after lock-down measures were implemented. We expect demand variability for our products and services may continue as a result of the COVID-19 pandemic; however, our sales team reported a higher level of interest in our products and services during the quarter ended March 31, 2021. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.

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

Results of Operations

Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

The following is a comparison of our results of operations for the three months ended March 31, 2021 and 2020:

	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020	Change

Revenue
SaaS recurring subscription revenue	$1,461,000	$1,057,000	404,000
Other digital revenue	340,000	400,000	(60,000)
Design, printing, and fulfillment	615,000	728,000	(113,000)
Shipping	110,000	169,000	(59,000)
Total revenue	2,526,000	2,354,000	172,000

Cost of Revenue
Digital	540,000	230,000	310,000
Design, printing, and fulfillment	585,000	676,000	(91,000)
Shipping	90,000	157,000	(67,000)
Total cost of revenue	1,215,000	1,063,000	152,000

Gross margin	1,311,000	1,291,000	20,000

Operating expenses
Research and development	2,884,000	1,274,000	1,610,000
Depreciation and amortization	414,000	363,000	51,000
General and administrative	7,343,000	3,514,000	3,829,000
Total operating expenses	10,641,000	5,151,000	5,490,000

Loss from operations	(9,330,000)	(3,860,000)	(5,470,000)

Other income (expense), net
Other income (expense)	54,000	(6,000)	60,000
Interest expense - amortization of debt discount	(475,000)	(137,000)	(338,000)
Change in fair value of derivative liability	500,000	2,092,000	(1,592,000)
Gain on extinguishment of PPP note payable	1,226,000	-	1,226,000
Debt extinguishment, net	(287,000)	-	(287,000)
Interest expense	(33,000)	(35,000)	2,000
Total other income, net	985,000	1,914,000	(929,000)

Deemed dividend to Series A preferred stockholders	-	(3,951,000)	3,951,000

Net loss to common stockholders	$(8,345,000)	$(5,897,000)	$(2,448,000)

Revenue

Total revenue for the quarter ended March 31, 2021 was $2.5 million, a 7% increase compared to the $2.4 million reported for the quarter ended March 31, 2020. The increase in revenue is attributed to the addition of new clients and the expansion of existing clients for access to one or more of our suite of software products on our sales enablement platform. Those products now include verbCRM, verbLEARN, verbTEAMS, and verbLIVE. The revenue we derive from these products is divided into two main categories: digital revenue and non-digital revenue. Within the digital revenue category, we have two forms of revenue. The first is SaaS recurring digital revenue based on contract-based subscriptions to our products and platform services. The second is non-SaaS, non-recurring digital revenue which is revenue generated by use of our apps and in-app purchases, such as sampling and other services obtained through the app. Non-digital revenue is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These include printing and shipping services which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020.

Total digital revenue for the quarter ended March 31, 2021 was $1.8 million, an increase of 24% compared to the $1.5 million reported for the quarter ended March 31, 2020. The increase was primarily driven from SaaS recurring subscription-based revenue associated with our verbCRM, verbLEARN, verbTEAMS, and verbLIVE applications totaling $1.5 million, and increase of 38% compared to $1.1 million reported for the quarter ended March 31, 2020. Non-subscription digital revenue for the quarter ended March 31, 2021 was $340,000, compared to $400,000 for the quarter ended March 31, 2020.

Total non-digital revenue for the quarter ended March 31, 2021 was $725,000, a decrease of 19% compared to $897,000 reported for the quarter ended March 31, 2020, which is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on digital revenue streams.

The table below sets forth our quarterly revenues from the quarter ended March 31, 2019 through the quarter ended March 31, 2021, which reflects the trend of revenue since our acquisition of Verb Direct in April 2019:

	2019 Quarterly Revenue				2020 Quarterly Revenue				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
SaaS recurring subscription revenue	$9,000	$858,000	$953,000	$995,000	1,057,000	1,274,000	1,478,000	1,305,000	1,461,000
Other digital revenue	-	596,000	485,000	344,000	400,000	406,000	360,000	218,000	340,000
Total digital revenue	$9,000	$1,454,000	$1,438,000	$1,339,000	1,457,000	1,680,000	1,838,000	1,523,000	1,801,000

Design, printing, and fulfillment	-	1,784,000	1,164,000	965,000	728,000	713,000	836,000	467,000	615,000
Shipping	-	495,000	271,000	181,000	169,000	259,000	186,000	109,000	110,000
Total non-digital revenue	$-	$2,279,000	$1,435,000	$1,146,000	897,000	972,000	1,022,000	576,000	725,000

Grand total	$9,000	$3,733,000	$2,873,000	$2,485,000	2,354,000	2,652,000	2,860,000	2,099,000	2,526,000

Cost of Revenue

Total cost of revenue for the quarter ended March 31, 2021 was $1.2 million, compared to $1.1 million for the quarter ended March 31, 2020. The increase in cost of revenue is primarily attributed to additional enterprise customers on the platform, increased users within our existing customer base, free trials associated with verbLIVE, all offset by a decrease in non-digital costs.

Gross Margin

Total gross margin for the quarter ended March 31, 2021 was virtually flat compared to the quarter ended March 31, 2020. The slight increase is attributed to an increase in digital revenue, offset by lower non-digital revenue and increase hosting fees driven by verbLIVE free trials.

Operating Expenses

Research and development expenses were $2.9 million for the quarter ended March 31, 2021, as compared to $1.3 million for the quarter ended March 31, 2020. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed the development of verbLIVE, our attribution feature, enhancements to verbCRM, as well as the Microsoft Outlook integration, and our new Marketplace platform.

Depreciation and amortization expenses were $414,000 for the quarter ended March 31, 2021, as compared to $363,000 for the quarter ended March 31, 2020. The increase is associated with the amortization of SoloFire intangible assets.

General and administrative expenses for the quarter ended March 31, 2021 were $7.3 million, as compared to $3.5 million for the quarter ended March 31, 2020. The increase in spending was to support growth, anticipated product launches, implementation of Netsuite, ongoing compliance with Sarbanes Oxley, and an additional quarter of Solofire operations. The notable increases versus the quarter ended March 31, 2020 were increases in non-cash stock compensation expense of $1.5 million, additional labor of $833,000, increased marketing and promotion of $701,000, and increased professional services of $409,000.

Other income (expense), net, for the quarter ended March 31, 2021 was $986,000, which was attributed to a gain on extinguishment of a PPP note payable of $1,226,000, a change in the fair value of derivative liability of $500,000, other income of $54,000, offset by amortization of debt discount of ($475,000), debt extinguishment ($287,000) and interest expense of ($33,000). Other income (expense), net, for the quarter ended quarter ended March 31, 2020 totaled $1.9 million, which was attributed to a change in the fair value of derivative liability of $2.1 million, offset by interest expense for amortization of debt discount of ($137,000), interest expense of ($35,000), and other expense of ($6,000).

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

	Quarter Ended
	March 31, 2021	March 31, 2020

Net loss	$(8,345,000)	$(1,946,000)

Adjustments
Other (income) / expense	(54,000)	6,000
Stock compensation expense	2,402,000	943,000
Amortization of debt discount	475,000	137,000
Change in fair value of derivative liability	(500,000)	(2,092,000)
Gain on extinguishment of PPP note payable	(1,226,000)	-
Debt extinguishment, net	287,000	-
Interest expense	33,000	35,000
Depreciation and amortization	414,000	363,000
Income tax provision	-	-

Total EBITDA adjustments	1,831,000	(608,000)
Modified EBITDA	$(6,514,000)	$(2,554,000)

The $4.0 million decrease in Modified EBITDA for the quarter ended March 31, 2021, compared to the same period in 2020, resulted from increased research and development, an extra quarter of expenses related to SoloFire, an increase in professional services, labor related costs to support growth, and marketing and promotion.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $8,345,000 during the quarter ended March 31, 2021. We also utilized cash in operations of $6,923,000 during the quarter ended March 31, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Overview

As of March 31, 2021, we had cash of $12,946,000. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2021 and 2020:

	Quarter Ended
	March 31, 2021	March 31, 2020
Cash used in operating activities	$(6,923,000)	$(2,266,000)
Cash used in investing activities	5,000	(121,000)
Cash provided by financing activities	18,049,000	3,019,000
Increase in cash	$11,131,000	$632,000

Cash Flows – Operating

For the quarter ended March 31, 2021, our cash flows used in operating activities amounted to $6.9 million, compared to cash used for the quarter ended March 31, 2020 of $2.3 million. The change is attributed to the growth of the business, product development, marketing and promotion, professional services, inclusion of SoloFire operating expenses, a change in deferred compensation of ($377,000), a change in prepaid expenses of ($269,000), a change in accounts receivable of ($268,000) compared to March 31, 2020.

Cash Flows – Investing

For the quarter ended March 31, 2021, our cash flows from investing activities amounted to $5,000, which was attributed to the gain on sale of assets. For the quarter ended March 31, 2020, our cash flows used in investing activities amounted to $(121,000). The change is attributed to fixed asset purchases associated with our new corporate headquarters in Newport Beach, California.

Cash Flows – Financing

Our cash provided by financing activities for the quarter ended March 31, 2021 amounted to $18.0 million, which represented $14.0 million of net proceeds from the issuance of shares of our common stock, advances on future receipts of $4.3 million, proceeds from warrant exercises of $1.1 million, and proceeds from option exercises of $377,000, all offset by ($1.7) million of payments against advance on future receipts. Our cash provided by financing activities for the three months ended March 31, 2020 amounted to $3.0 million, which represented $3.4 million of net proceeds from the issuance of shares of our common stock, offset by $411,000 of payments against advance on future receipts. Our cash provided by financing activities for the quarter ended March 31, 2019 amounted to $514,000, which represented $432,000 of proceeds from the issuance of convertible debt, $350,000 proceeds from the issuance of unsecured debt, $58,000 of unsecured related party debt, offset by $326,000 of deferred offering costs.

Notes Payable – Related Parties

We have the following outstanding notes payable to related parties as of March 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2021

Note (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000
Note (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note (C)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000

Total notes payable – related parties, net					1,077,000
Non-current					(725,000)
Current					$352,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. During the year ended December 31, 2020, the Company made payments of $100,000. On February 25, 2021 the Company extended the note to February 8, 2023 with no changes to the other terms of the note agreement. As of March 31, 2021, the outstanding balance of the note amounted to $725,000.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of March 31, 2021, the outstanding principal balance of the note was equal to $112,000.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to our company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 is not convertible. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and will mature on June 4, 2021. As of March 31, 2021, the outstanding balance of the note amounted to $240,000.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at December 31, 2020

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$215,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	161,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	163,000
Total deferred compensation payable – related parties, net			664,000
Non-current			-
Current			$664,000

(A)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer annual incentive compensation of $430,000 and $125,000, respectively, for services rendered. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We paid 50% of the annual incentive compensation on January 10, 2021 and the remaining 50% on January 10, 2022. On January 12, 2021, the Company paid $215,000 and paid the remaining $63,000 due subsequent to March 31, 2021.

(B)	On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer a bonus for the successful up-listing to The NASDAQ Capital Market and the acquisition of Verb Direct totaling $324,000 and $162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. We paid 50% of these awards on January 10, 2021 and the remaining 50% on January 10, 2022. On January 12, 2021, the Company paid $162,000 and paid the remaining $82,000 due subsequent to March 31, 2021.

Advance on Future Receipts

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2021

Note A	January 13, 2021	September 10, 2021	108%	844,000	556,000
Note A	January 13, 2021	September 10, 2021	108%	844,000	556,000
Note B	January 22, 2021	July 1, 2021	108%	2,040,000	1,454,000
Note C	February 18, 2021 – March 3, 2021	August 3, 2021 – August 15, 2021	12%	1,696,000	1,329,000
Total				$1,012,000	3,895,000
Debt discount					(725,000)
Net					$3,170,000

(A)	On January 13, 2021, the Company received two secured advances from the same unaffiliated third party totaling $1,213,000 for the purchase of future receipts/revenues of $1,688,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $11,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 108% based on the face value of the note. The Company may pay off either note for $744,000 if paid within 30 days of funding; for $775,000 if paid between 31 and 60 days of funding; or for $806,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $1,688,000 to account for the future receipts sold and a debt discount of $475,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(B)	On January 22, 2020, the Company received a secured advance from an unaffiliated third party totaling $1,440,000 for the purchase of future receipts/revenues of $2,040,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $13,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 108% based on the face value of the note. The Company may pay off either note for $1,725,000 if paid within 30 days of funding; for $1,860,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $1,920,000 to account for the future receipts sold and a debt discount of $600,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(C)	In February and March, 2021, the Company received secured advances from an unaffiliated third party totaling $1,637,000 for the purchase of future receipts/revenues of $1,696,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $283,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 12% based on the face value of the notes. As a result, the Company recorded a liability of $1,696,000 to account for the future receipts sold and a debt discount of $59,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

Notes Payable

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2021
Note A	April 17, 2020	April 17, 2022	1.00%	$1,218,000	$-
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	90,000	90,000
Total notes payable				1,458,000	240,000
Non-current				(1,458,000)	(240,000)
Current				$-	$-

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

On January 4, 2021, the entire note and accrued interest was forgiven and will be accounted as a gain in fiscal 2021.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2021.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.

For additional information regarding legal proceedings, refer to Note 17, “Commitments and Contingencies” of the Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the SEC from time to time. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks or uncertainties. Our actual results could differ materially from those anticipated or contemplated by these forward-looking statements as a result of a number of factors, including the risks we face described below, as well as other variables that could affect our operating results. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations.

We have incurred recurring losses since inception. Our net loss was $8,345,000 for the quarter ended March 31, 2021. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 14,994,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of May 10, 2021, we had 1,706 shares of preferred stock outstanding that are convertible into 1,550,909 shares of common stock.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. We estimate our executive officers and directors and their respective affiliates beneficially owned approximately 10.1% of our outstanding voting stock as of May 10, 2021. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Securities Purchase Agreement, dated March 11, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 15, 2021).
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: May 13, 2021	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer
(Principal Accounting Officer)

