Form 10-Q
period 2021-06-30
Verb Technology Company, Inc.
filed 2021-08-16
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 9, 2021, there were 67,520,919 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$6,449,000	$1,815,000
Accounts receivable, net of allowance of $609,000 and $361,000, respectively	923,000	919,000
Inventory, net of allowance of $51,000 and $51,000, respectively	12,000	34,000
Prepaid expenses and other current assets	1,265,000	900,000
Total current assets	8,649,000	3,668,000

Right-of-use assets	2,449,000	2,730,000
Property and equipment, net of accumulated depreciation of $416,000 and $339,000, respectively	769,000	862,000
Intangible assets, net of amortization of $3,035,000 and $2,310,000, respectively (including provisional intangible assets of $982,000 and $1,042,000, respectively)	4,428,000	5,153,000
Goodwill (including provisional goodwill of $3,723,000, respectively)	20,060,000	20,060,000
Other assets	67,000	69,000

Total assets	$36,422,000	$32,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,750,000	$5,097,000
Accrued officers’ salary	1,053,000	822,000
Accrued interest (including $129,000 and $102,000 payable to related parties)	135,000	114,000
Advance on future receipts, net of discount of $1,013,000 and $67,000, respectively	3,783,000	110,000
Notes payable - related party	152,000	1,077,000
Deferred incentive compensation, current	521,000	521,000
Operating lease liability, current	585,000	596,000
Deferred revenue and customer deposits	542,000	272,000
Derivative liability	7,911,000	8,266,000

Total current liabilities	19,432,000	16,875,000

Long Term liabilities:
Notes payable	150,000	1,458,000
Note payable - related party, non-current	725,000	-
Deferred incentive compensation to officers	-	521,000
Operating lease liability, non-current	2,628,000	2,943,000
Total liabilities	22,935,000	21,797,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 1,706 and 2,006 issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A units, 100 issued and authorized as of June 30, 2021 and December 31, 2020	-	-
Class B units, 2,642,159 shares authorized, 0 and 2,642,159 issued and outstanding as of June 30, 2021 and December 31, 2020	-	3,065,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 63,795,968 and 47,795,009 shares issued and outstanding as of June 30, 2021 and December 31, 2020	6,000	5,000
Additional paid-in capital	115,179,000	89,216,000
Accumulated deficit	(101,698,000)	(81,541,000)

Total stockholders’ equity	13,487,000	10,745,000

Total liabilities and stockholders’ equity	$36,422,000	$32,542,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Statement of Operations
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Revenue
SaaS recurring subscription revenue	$1,601,000	$1,274,000	$3,062,000	$2,331,000
Other Digital	209,000	406,000	549,000	806,000
Welcome kits and fulfillment	477,000	713,000	1,092,000	1,441,000
Shipping	105,000	259,000	215,000	428,000
Total revenue	2,392,000	2,652,000	4,918,000	5,006,000

Cost of revenue
SaaS and other digital	569,000	264,000	1,109,000	494,000
Welcome kits and fulfillment	464,000	662,000	1,049,000	1,338,000
Shipping	86,000	209,000	176,000	366,000
Total cost of revenue	1,119,000	1,135,000	2,334,000	2,198,000

Gross margin	1,273,000	1,517,000	2,584,000	2,808,000

Operating Expenses:
Research and development	3,213,000	1,627,000	6,097,000	2,901,000
Depreciation and amortization	400,000	357,000	814,000	719,000
General and administrative	6,542,000	4,018,000	13,885,000	7,533,000
Total operating expenses	10,155,000	6,002,000	20,796,000	11,153,000

Loss from operations	(8,882,000)	(4,485,000)	(18,212,000)	(8,345,000)

Other income (expense), net
Other income (expense), net	20,000	9,000	74,000	3,000
Interest expense - amortization of debt discount	(565,000)	(137,000)	(1,040,000)	(274,000)
Change in fair value of derivative liability	(2,445,000)	1,228,000	(1,945,000)	3,320,000
Gain on extinguishment of PPP notes payable	91,000	-	1,317,000	-
Debt extinguishment, net	-	-	(287,000)	-
Interest expense	(31,000)	(39,000)	(64,000)	(74,000)
Total other income (expense), net	(2,930,000)	1,061,000	(1,945,000)	2,975,000

Net loss	(11,812,000)	(3,424,000)	(20,157,000)	(5,370,000)

Deemed dividends to Series A stockholders	-	-	-	(3,951,000)

Net loss to common stockholders	$(11,812,000)	$(3,424,000)	$(20,157,000)	$(9,321,000)

Net loss per share to common stockholders - basic and diluted	$(0.19)	$(0.11)	$(0.35)	$(0.33)
Weighted average number of common shares outstanding - basic and diluted	63,147,880	29,818,934	57,627,324	27,905,680

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	2,006	$-	-	$-	2,642,159	$3,065,000	47,795,009	$5,000	$89,216,000	$(81,541,000)	$10,745,000
Sale of common stock from public offering	-	-	-	-	-	-	9,375,000	1,000	14,128,000	-	14,129,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,036,600	-	1,103,000	-	1,103,000
Issuance of common stock from option exercise	-	-	-	-	-	-	332,730	-	377,000	-	377,000
Fair value of common shares issued to settle note payable – related party	-	-	-	-	-	-	194,175	-	200,000	-	200,000
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678,000	-	678,000
Conversion of Series A Preferred to common stock	(300)	-	-	-	-	-	272,728	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	1,117,467	-	1,769,000	-	1,769,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	247,703	-	905,000	-	905,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	870,000	-	870,000
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	2,300,000	-	2,300,000
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	182,397	-	281,000	-	281,000
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287,000	-	287,000
Conversion of Class B Units to common shares	-	-	-	-	(2,642,159)	(3,065,000)	2,642,159	-	3,065,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	(20,157,000)	(20,157,000)
Balance at June 30, 2021	1,706	$-	-	$-	-	$-	63,795,968	$6,000	$115,179,000	$(101,698,000)	$13,487,000

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	1,706	$-	-	$-	-	$-	62,633,282	$6,000	$112,978,000	$(89,886,000)	$23,098,000
Fair value of common shares issued to settle note payable – related party	-	-	-	-	-	-	194,175	-	200,000	-	200,000
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678,000	-	678,000
Fair value of common shares issued for services	-	-	-	-	-	-	307,956	-	355,000	-	355,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	-	-	458,000	-	458,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	422,000	-	422,000
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	14,000	-	14,000
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	60,555	-	74,000	-	74,000
Net loss	-	-	-	-	-	-	-	-	-	(11,812,000)	(11,812,000)
Balance at June 30, 2021	1,706	$-	-	$-	-	$-	63,795,968	$6,000	$115,179,000	$(101,698,000)	$13,487,000

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	4,396	$-	-	$-	-	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000
Sale of common stock from private placement	-	-	-	-	-	-	4,237,833	1,000	4,443,000	-	4,444,000
Fair value of warrants issued to Series A Preferred stockholders	-	-	-	-	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	(1,150)	-	-	-	-	-	741,933	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	769,050	-	896,000	-	896,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	22,050	-	1,209,000	-	1,209,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	774,000	-	774,000
Net loss	-	-	-	-	-	-	-	-	-	(5,370,000)	(5,370,000)
Balance at June 30, 2020	3,246	$-	-	$-	-	$-	30,267,063	$3,000	$71,399,000	$(61,955,000)	$9,447,000

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2020	3,246	$-	-	$-	-	$-	28,962,589	$3,000	$68,449,000	$(58,531,000)	$9,921,000
Sale of common stock from private placement	-	-	-	-	-	-	845,000	-	1,014,000	-	1,014,000
Fair value of common shares issued for services	-	-	-	-	-	-	448,449	-	575,000	-	575,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	11,025	-	968,000	-	968,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	393,000	-	393,000
Net loss	-	-	-	-	-	-	-	-	-	(3,424,000)	(3,424,000)
Balance at June 30, 2020	3,246	$-	-	$-	-	$-	30,267,063	$3,000	$71,399,000	$(61,955,000)	$9,447,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020

Operating Activities:
Net loss	$(20,157,000)	$(5,370,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options and warrants	3,666,000	2,552,000
Amortization of debt discount	1,040,000	274,000
Change in fair value of derivative liability	1,945,000	(3,320,000)
Debt extinguishment	(1,029,000)	-
Depreciation and amortization	813,000	719,000
Amortization of right-of-use assets	281,000	270,000
Allowance for inventory	-	28,000
Disposal of fixed assets	(6,000)	-
Allowance for doubtful account	249,000	(111,000)
Effect of changes in assets and liabilities:
Accounts receivable	(253,000)	258,000
Prepaid expenses and other assets	(356,000)	(34,000)
Inventory	22,000	42,000
Deferred incentive compensation	(521,000)	-
Accounts payable, accrued expenses, and accrued interest	740,000	307,000
Operating lease liability	(325,000)	(154,000)
Deferred revenue and customer deposits	271,000	(134,000)
Net cash used in operating activities	(13,620,000)	(4,673,000)

Investing Activities:
Proceeds from the sale of fixed assets	11,000	-
Purchase of property and equipment	-	(316,000)
Net cash provided (used) in investing activities	11,000	(316,000)

Financing Activities:
Proceeds from sale of common stock	14,129,000	4,444,000
Proceeds from notes payable	-	1,368,000
Advances on future receipts	7,368,000	728,000
Proceeds from warrant exercise	1,103,000	-
Proceeds from option exercise	377,000	-
Payment of advances of future receipts	(4,734,000)	(1,006,000)
Deferred offering costs	-	(150,000)
Net cash provided by financing activities	18,243,000	5,384,000

Net change in cash	4,634,000	395,000

Cash - beginning of period	1,815,000	983,000

Cash - end of period	$6,449,000	$1,378,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,000	$72,000
Cash paid for income taxes	1,000
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for subscription agreement	$-	$340,000
Fair value of derivative liability extinguished	$2,300,000	$-
Fair value of common shares issued to settle accrued expenses	$281,000	$-
Reclassification of Class B upon conversion to common stock	$3,065,000	$-
Fair value of common stock issued to settle notes payable – related party	$200,000
Fair value of common stock received in exchange for employee’s payroll taxes	$130,000
Fair value of common stock issued for future services	$164,000
Discount recognized from advances on future receipts	$1,986,000	$-
Fair value of derivative liability from issuance of warrants to Series A stockholders considered as a deemed dividend	$-	$3,951,000
Fair value of common stock issued to settle lawsuit	$678,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

1. DESCRIPTION OF BUSINESS

Organization

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, acquired Ascend Certification, LLC, dba SoloFire (“SoloFire”) The acquisition was intended to augment and diversify Verb’s internet and SaaS business (see Note 3).

Nature of Business

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, and verbTEAMS, our self-onboarding video-based CRM and content management application for small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and verbMAIL, our interactive video sales communication tool integrated into Microsoft Outlook.

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

COVID-19

As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. Our sales team reported a higher level of interest in our products and services during the period ended June 30, 2021 compared to the same period in 2020. Although the impacts of the COVID-19 pandemic have not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of June 30, 2021, the Company has followed the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closure of its corporate office and having employees work remotely. Most vendors have transitioned to electronic submission of invoices and payments.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Principles of Consolidation

The consolidated financial statements include the accounts of Verb Technology Company, Inc., Verb Direct, LLC, and Verb Acquisition Co., LLC. Intercompany accounts have been eliminated in the consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2021, the Company incurred a net loss of $20,157,000 and used cash in operations of $13,620,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the year ended December 31, 2020, raised substantial doubt about the Company’s ability to continue as a going concern.

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

We allow returns within 30 days of purchase from end-users. Our customers may return purchased products to us under certain circumstances.

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, and verbTeams. The revenue is recognized over the subscription period. verbMAIL was released after the reporting period covered by this Form 10-Q and as such no revenue is attributed to verbMAIL.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include:

a.	Design, printing services, and fulfillment. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.

b.	Shipping services. The revenue is recognized when the corresponding products or fulfillment are shipped.

Revenues during the three and six months ended June 30, 2021 and 2020 were all generated from the United States of America.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. As of June 30, 2021, we had one vendor that accounted for 28% of our purchases individually and in aggregate. In addition, we had one vendor that account for 43% of accounts payable individually and in aggregate as of June 30, 2021.

We had no customer that accounted for 10% of our accounts receivable individually and in the aggregate as of June 30, 2021 and December 31, 2020, respectively.

During the three and six months ended June 30, 2021 and 2020, we had no customer that accounted for 10% of our revenues individually and in the aggregate.

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

Deferred Revenue and Customer Deposits - Contract Liabilities

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

As of June 30, 2021, and 2020, the Company had total outstanding options of 5,875,190 and 4,510,358, respectively, and warrants of 12,389,228 and 13,534,038, respectively, and outstanding restricted stock awards of 2,751,508 and 2,039,078, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. As of June 30, 2021 and December 31, 2020, management determined there were no indications of impairment. The Company will perform their next impairment analysis in December 2021.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. As of June 30, 2021, and December 31, 2020, there was no impairment of intangible assets. The Company will perform their next impairment analysis in December 2021.

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

Segments

The Company has acquired two operating subsidiaries, Verb Direct and Ascend Certification (dba “Solofire”) (see Note 3) with various revenue channels. Operations of these two subsidiaries are integrated since they have a similar customer base and the Company has a single sales team, marketing department, customer service department, operations department, finance and accounting department to support its operations. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that the Company has only one reporting unit or segment.

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

In August 2020, FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective January 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.  ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange.  An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange.  ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification).  ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period.  If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period.  The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. ACQUISITIONS

The Company made the following acquisitions in order to augment and diversify its internet and SaaS business:

a.	ACQUISITION OF VERB DIRECT

On April 12, 2019, Verb completed the acquisition of Verb Direct (formerly Sound Concepts, Inc.). As a result of this acquisition, the Company recorded goodwill of $16,337,000 and intangible assets of $6,340,000. The goodwill recognized is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Goodwill is not amortized but will be tested for impairment on an annual basis. The intangible assets, which consist mostly of developed technology of $4,700,000 are being amortized over five years, customer relationships of $1,200,000 are being amortized on an accelerated basis over its estimated useful life of five years and domain names of $440,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

b.	ACQUISITION OF ASCEND CERTIFICATION

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Ascend Certification, LLC, dba SoloFire (“SoloFire”), the sellers party thereto (collectively, the “Sellers”), and Steve Deverall, solely in his capacity as the seller representative, under which Sellers sold their entire interest in SoloFire, representing all of the outstanding limited liability company membership interests of SoloFire, to Verb Acquisition for a base purchase price of $5,700,000, subject to certain post-closing adjustments totaling $750,000 for an adjusted purchase price of $4,950,000. As a result, Verb Acquisition issued to the Sellers an amended promissory note of $1,885,000 and 2,642,159 Class B Units of Verb Acquisition which were exchangeable for 2,642,159 shares of Verb’s Common Stock with an estimated fair value of $3,065,000 (see Note 16) for a total purchase price of $4,950,000. The promissory note was unsecured, bore interest at a rate of 0.14% per annum and was paid in full at maturity on October 1, 2020.

The acquisition was intended to augment and diversify Verb’s SaaS business. Key factors that contributed to the recorded provisional goodwill and intangible assets in the aggregate of $4,845,000 were the opportunity to consolidate and complement existing operations of Verb, certain software and customer list, and the opportunity to generate future synergies within the SaaS business.

Verb is required to allocate the purchase price to the acquired tangible assets, identifiable intangible assets, and assumed liabilities based on their fair values. As of June 30, 2021, management has not yet finalized the purchase price allocation. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the September 2020 closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets assumed and liabilities acquired and the provisional purchase price allocation on the date of acquisition:

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

The provisional intangible assets, which consist of developed technology of $1,000,000 are being amortized over five years, customer relationships of $70,000 are being amortized over three years, non-competition clause of $50,000 is being amortized over three years, and domain names of $2,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

During the six months ended June 30, 2021 and 2020, the Company recorded amortization expense of $725,000 and $635,000, respectively, related to the intangibles discussed above. The following table summarizes the amortization expense for both Verb Direct and Ascend to be recorded in future periods for intangible assets that are subject to amortization and excludes intangible assets with infinite life (i.e. domain names) of $442,000:

Year ending	Amortization
2021 remaining (remaining 6 months)	$710,000
2022	1,375,000
2023	1,302,000
2024	465,000
2025 and thereafter	134,000
Total amortization	$3,986,000

The following unaudited pro forma statement of operations present the Company’s pro forma results of operations for the three and six months ended June 30, 2020, to give effect to the acquisition of SoloFire as if it had occurred on January 1, 2020.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Proforma, unaudited)	(Proforma, unaudited)
SaaS recurring subscription revenue	$1,538,000	$2,850,000
Other digital revenue	406,000	806,000
Welcome kits and fulfilment	713,000	1,441,000
Shipping	259,000	428,000
Total Revenue	2,916,000	5,525,000

Cost of revenue	1,195,000	2,317,000

Gross margin	1,721,000	3,208,000

Operating expenses	(6,347,000)	(11,759,000)

Other income, net	1,061,000	2,975,000

Net loss	(3,565,000)	(5,576,000)

Deemed dividends to Series A stockholders	-	(3,951,000)

Net loss attributed to common stockholders	$(3,565,000)	$(9,527,000)

Pursuant to the provisions of ASC 805, the following results of operations of Verb Acquisition subsequent to the acquisition date included in the consolidated statement of operations for the reporting period:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$274,000	$484,000
Cost of revenue	33,000	96,000
Operating expenses	(465,000)	(871,000)
Gain on extinguishment of PPP note payable	91,000	91,000
Net loss	$(133,000)	$(392,000)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	23,000	39,000
Leasehold improvement	1,058,000	1,058,000
Total property and equipment	1,185,000	1,201,000
Accumulated depreciation	(416,000)	(339,000)
Total property and equipment, net	$769,000	$862,000

During the six months ended June 30, 2021, the Company sold certain machinery and equipment with a cost of $16,000 and accumulated depreciation of $11,000 for cash proceeds of $11,000. As a result, the Company recognized a gain of $5,000 and was reported as part of other income. Depreciation expense amounted to $88,000 and $84,000 for the six months ended June 30, 2021 and 2020, respectively.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Period Ended June 30, 2021	Period Ended June 30, 2020
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$349,000	$349,000

Other information

Cash paid for amounts included in the measurement of lease liabilities	$393,000	$—
Weighted average remaining lease term – operating leases (in years)	4.26	4.87
Average discount rate – operating leases	4.0%	4.0%

	June 30, 2021	December 31, 2020
Operating leases
Right-of-use assets	$2,449,000	$2,730,000

Short-term operating lease liabilities	$585,000	$596,000
Long-term operating lease liabilities	2,628,000	2,943,000
Total operating lease liabilities	$3,213,000	$3,539,000

Year ending	Operating Leases
2021 (remaining 6 months)	383,000
2022	751,000
2023	773,000
2024	472,000
2025 and thereafter	1,189,000
Total lease payments	3,568,000
Less: Imputed interest/present value discount	(355,000)
Present value of lease liabilities	$3,213,000

6. ADVANCE OF FUTURE RECEIPTS

The Company has the following advances on future receipts as of June 30, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2021	Balance at December 31, 2020

Note 1	June 30, 2020	February 25, 2021	28%	$506,000	$-	$89,000
Note 2	June 30, 2020	February 25, 2021	28%	506,000	-	88,000
Note 3	January 13, 2021	September 10, 2021	28%	844,000	213,000	-
Note 4	January 13, 2021	September 10, 2021	28%	844,000	213,000	-
Note 5	January 22, 2021	July 1, 2021	28%	2,040,000	-	-
Note 6	February 18, 2021 – March 3, 2021	August 3, 2021 – August 15, 2021	3%	1,696,000	440,000	-
Note 7	June 30, 2021	December 31, 2021	7%	1,210,000	1,210,000
Note 8	June 30, 2021	March 1, 2022	28%	2,720,000	2,720,000	-
Total				$10,366,000	4,796,000	177,000
Debt discount					(1,013,000)	(67,000)
Net					$3,783,000	$110,000

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

During the six months ended June 30, 2021, the Company paid the entire balance due of $177,000 and amortized the remaining debt discount of $67,000.

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

During the six months ended June 30, 2021, the Company paid $1,262,000 of the balance outstanding and amortized $329,000 of the debt discount. As of June 30, 2021 outstanding balance of the notes amounted to $426,000 and the unamortized balance of the debt discount was $147,000.

Note 5

On January 22, 2021, the Company received a secured advance from an unaffiliated third party totaling $1,440,000 for the purchase of future receipts/revenues of $2,040,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $13,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 29% based on the face value of the note and the proceeds received. The Company may pay off the note for $1,725,000 if paid within 30 days of funding; for $1,860,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $2,040,000 to account for the future receipts sold and a debt discount of $600,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the six months ended June 30, 2021, the Company paid the entire balance of $2,040,000 and amortized $600,000 of the debt discount.

Note 6

In February and March of 2021, the Company received secured advances from an unaffiliated third party totaling $1,637,000 for the purchase of future receipts/revenues of $1,696,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $283,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 3% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $1,696,000 to account for the future receipts sold and a debt discount of $59,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the six months ended June 30, 2021, the Company paid $1,256,000 and amortized $45,000 of the debt discount. As of June 30, 2021, the outstanding balance on the note amounted to $440,000 and the unamortized balance of the debt discount was $14,000.

Note 7

On June 30, 2021, the Company received secured advances from an unaffiliated third party totaling $1,210,000 for the purchase of future receipts/revenues of $1,303,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $197,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 7% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $1,210,000 to account for the future receipts sold and a debt discount of $92,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

As of June 30, 2021, the outstanding balance of the note amounted to $1,210,000 and the unamortized balance of the debt discount was $92,000.

Note 8

On June 30, 2021, the Company received secured advances from an unaffiliated third party totaling $1,960,000 for the purchase of future receipts/revenues of 2,720,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $15,200 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. The Company may pay off the note for $2,200,000 if paid within 45 days of funding and for $2,380,000 if paid between 46 and 60 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $2,720,000 to account for the future receipts sold and a debt discount of $760,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

As of June 30, 2021, the outstanding balance of the note amounted to $2,720,000 and the unamortized balance of the debt discount was $760,000.

7.	NOTES PAYABLE – RELATED PARTIES

The Company had the following related party notes payable as of June 30, 2021 and December 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2021	Balance at December 31, 2020
Note 1 (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000	$725,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	40,000	240,000
Total notes payable – related parties					877,000	1,077,000
Non-current					(725,000)	-
Current					$152,000	$1,077,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $874,000 is not convertible. During the year ended December 31, 2020, the Company made payments of $100,000. On February 25, 2021 the Company extended the note to February 8, 2023 with no changes to the other terms of the note agreement. As of December 31, 2020, the outstanding balance of the note amounted to $725,000.

In February 2021, the Mr. Cutaia and Company amended the note payable and extended the maturity date from February 8, 2021 to February 8, 2023 or an extension of two years. In exchange for the extension, the Company issued Mr. Cutaia warrants to purchase 138,889 shares of common stock with a fair value of $287,000. The warrants are fully vested, exercisable at $2.61 per share and will expire in three years. There were no other changes to the original terms of the note payable. In accordance with ASC 450-70, modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The instruments are considered “substantially different” when the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. As the fair value of the warrants granted amounted to $287,000 for which is approximately 40% of the outstanding note payable, pursuant to ASC 470, the Company accounted the modification as an extinguishment of debt which requires the measurement of the modified debt and additional consideration to be at fair value. As a result, the Company recognized a loss on debt extinguishment of $287,000 and a corresponding credit to contributed capital. On May 19, 2021 the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of the Company’s common stock on the day of conversion.

As of June 30, 2021, the outstanding balance of the note amounted to $725,000.

(B)	On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017.

As of June 30, 2021 and December 31, 2020, the outstanding principal balance of the note amounted to $112,000, respectively. As of June 30, 2021, the note was past due, and remains past due. The Company is currently in negotiations with the noteholder to settle the past due note.

(C)	On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 is not convertible. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and matured on June 4, 2021, as amended. On May 19, 2021 the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of the Company’s common stock on the day of conversion. On May 19, 2021 $200,000 was converted into 194,175 shares of common stock. The conversion price was $1.03 that was the closing price of the Company’s common stock on the day of conversion.

As of June 30, 2021, and December 31, 2020, the outstanding balance of the note amounted to $40,000 and $240,000, respectively.

Total interest expense for notes payable to related parties was $61,000 and $70,000 for six months ended June 30, 2021 and 2020, respectively. The Company paid $34,000 and $72,000 in interest for the six months ended June 30, 2021 and 2020, respectively.

8.	NOTES PAYABLE

The Company had the following notes payable as of June 30, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Balance at June 30, 2021	Balance at December 31, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$-	$1,218,000
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	-	90,000
Total notes payable				150,000	1,458,000
Non-current				(150,000)	(1,458,000)
Current				$-	$-

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

(B)

On May 15, 2020, the Company executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, begin on May 15, 2021.

As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid. As a result, the Company accounted this $10,000 as part of “Other Income” in fiscal 2020.

(C)

As a result of the acquisition of Solofire in September 2020, the Company assumed Solofire’s PPP loan of $90,000 it obtained in May 2020 under the PPP (see discussion “A”).

On May 17, 2021 the entire note and accrued interest, totaling $91,000, was forgiven and accounted as a gain on debt extinguishment.

9.	DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at June 30, 2021	Balance at December 31, 2020

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$215,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	161,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	63,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	82,000	163,000

Total			521,000	1,042,000
Non-current			-	(521,000)
Current			$521,000	$521,000

(A)

On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer Annual Incentive Compensation of $430,000 and $125,000, respectively for services rendered. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to these employees. The Company paid 50% of the Annual Incentive Compensation on January 10, 2021 and will pay the remaining 50% on January 10, 2022.

During the six months ended June 30, 2021, the Company paid $278,000 of the outstanding balance. As of June 30, 2021, the outstanding balance amounted to $278,000.

(B)

On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, Chief Financial Officer received a bonus for the successful Up-Listing to Nasdaq and Acquisition of Verb Direct during fiscal 2019, totaling $324,000 and $163,000, respectively. The Company has determined that it is in its best interest and in the best interest of its stockholders to defer payments to these employees. The Company paid 50% of the Nasdaq Up-Listing Award on January 10, 2021 and the remaining 50% will be paid on January 10, 2022.

During the six months ended June 30, 2021, the Company paid $243,000 of the outstanding balance. As of June 30, 2021, the outstanding balance amounted to $243,000.

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

The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings. In addition, the August Warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the August Warrants are accounted as derivative liability issuance in 2019 (see Note 11).

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

During the six months ended June 30, 2021, 300 shares of Preferred Stock were converted into 272,278 shares of Common Stock. As of June 30, 2021, 1,706 shares Series A Preferred stock are outstanding, which is potentially convertible to approximately 1.6 million shares of common stock.

11.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. In prior years, the Company granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the fundamental transaction clause of these warrants are accounted for as a derivative liability in accordance with ASC 815 and are being re-measured every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	June 30, 2021	Upon Extinguishment in 2021	December 31, 2020
Stock Price	$2.05	$2.35	$1.65
Exercise Price	$1.41	$1.24	$1.41
Expected Life	2.67	3.26	3.17
Volatility	126%	143%	107%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.34%	0.29%	0.23%
Warrants	$7,911,000	$-	$8,266,000
Total Fair Value	$7,911,000	$2,300,000	$8,266,000

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

During the six months ended June 30, 2021, the Company recorded a charge of $1,945,000 to account for the changes in the fair value of these derivative liabilities. In addition, 1,094,246 shares of the Series A warrants that were accounted as a derivative liability were exercised. As result, the Company computed the fair value of the corresponding derivate liabilities one last time that amounted to $2,300,000 and the pursuant to current accounting guidelines, the extinguishment was accounted as part of equity.

At June 30, 2021, the fair value of the derivative liability amounted to $7,911,000. The details of derivative liability transactions for the six months ended June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Beginning balance	$8,266,000	$5,048,000
Fair value upon issuance of notes payable and/or warrants	-	3,951,000
Change in fair value	1,945,000	(3,320,000)
Extinguishment	(2,300,000)	-
Ending balance	$7,911,000	$5,679,000

12.	COMMON STOCK

The Company’s Common Stock activity for the six months ended June 30, 2021 was as follows:

Common Stock

Shares Issued as Part of the Company’s Public Offering

On March 15, 2021, the Company completed a registered direct offering with institutional investors for the purchase and sale of 9,375,000 shares of common stock at a purchase price of $1.60 per share which resulted in net proceeds of $14,129,000. Included in the $14,129,000 is a refund of $144,000 from the underwriter.

Shares Issued for Services

During the six months ended June 30, 2021, the Company issued 1,117,467 shares of Common Stock to certain employees and vendors for services rendered and to be rendered with a fair value of $1,900,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. In addition, 104,790 shares granted to employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting $131,000. Pursuant to current accounting guidelines, the Company accounted the return of the 104,790 shares and the payment of $131,000 for income and payroll taxes paid on behalf the employees as a reduction in additional paid in capital, or a net balance of $1,769,000.

Shares Issued for Debt

During the six months ended June 30, 2021, the Company issued 182,397 shares of Common Stock to vendors and certain employees as settlement of payroll of $281,000 that was previously recorded as accrued payroll as of December 31, 2020 or March 31, 2021. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date and approximates the carrying value of the accrued payroll.

Shares Issued from Conversion of Note Payable – Related Party

During the six months ended, the Company issued 194,175 shares of Common Stock upon a partial conversion of a note payable of the Company’s Chief Executive Officer totaling $200,000. The conversion price was $1.03, which was closing price of the Company’s common stock on the day of conversion.

Shares Issued for Settlement of Litigation

During the six months ended June 30, 2021, the Company issued 600,000 shares to EMA Financial to settle a litigation (see Note 17). The fair market value of the shares issued was based on the closing price of Company’s stock on the day of settlement which amounted to $678,000. As of the settlement date the Company had previously accrued $585,000 and as a result the Company recorded an additional $93,000 in general and administrative expenses to account for the difference between the fair value of the common shares issued and amount accrued.

13.	RESTRICTED STOCK AWARDS

On December 20, 2019, the Company approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “Plan”).

A summary of restricted stock unit activity for the six months ended June 30, 2021 is presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at December 31, 2020	2,185,946	$1,943,000	$1.17
Granted	813,265	1,374,000	1.69
Vested/deemed vested	(247,703)	(905,000)	1.16
Forfeited	-	-	-
Non-vested at June 30, 2021	2,751,508	$2,412,000	$1.33

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

The total fair value of restricted stock units that vested or deemed vested for the six months ended June 30, 2021 was $905,000 and is included in general and administrative expenses in the accompanying statements of operations. In addition, during the six months ended June 30, 2021, the Company issued 247,703 shares of its restricted stock based upon its vesting. As of June 30, 2021 the amount of unvested compensation related to issuances of restricted stock units was $2,412,000 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

14.	STOCK OPTIONS

On December 20, 2019, the Company adopted its 2019 Omnibus Incentive Plan (the “Plan”).

At its discretion, the Company grants share option awards to certain employees and non-employees under the Plan and accounts for it in accordance with ASC 718, Compensation – Stock Compensation.

A summary of option activity for the six months ended June 30, 2021 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)

Outstanding at December 31, 2020	6,031,775	$1.55	2.68
Granted	1,417,833	1.44	-
Forfeited	(1,241,688)	2.09	-
Exercised	(332,730)	1.13	-
Outstanding at June 30, 2021	5,875,190	$1.60	2.21

Vested June 30, 2021	2,899,317	$2.12

Exercisable at June 30, 2021	1,919,456	$1.96

At June 30, 2021, the intrinsic value of the outstanding options was $3,921,000.

During the six months ended June 30, 2021, the Company granted stock options to employees to purchase a total of 1,417,833 shares of Common Stock for services rendered. The options have an average exercise price of $1.54 per share, expire in five years, vesting one and four years from grant date. The total fair value of these options at grant date was approximately $2,006,000 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the six months ended June 30, 2021 amounted to $870,000. As of June 30, 2021, the total unrecognized stock-based compensation expense was $3,112,000, which is expected to be recognized as part of operating expense through June 2025. In addition, a total of 332,730 shares of stock options were exercised. As a result of the exercise of the option, the Company issued 332,730 shares of common stock and received cash of $377,000.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.10% - 0.92%	0.39%
Average expected term	5 years	5 years
Expected volatility	236.22 -240.03%	270.1%
Expected dividend yield	-	-

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

15.	WARRANTS

The Company had the following warrants outstanding as of June 30, 2021, all of which are exercisable:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Warrants	Price	Life (Years)

Outstanding at December 31, 2020	13,351,251	$2.48	3.38
Granted	138,889	2.61	-
Forfeited	(33,334)	1.65	-
Exercised	(1,067,578)	1.10	-
Outstanding at June 30, 2021, all vested	12,389,228	$2.61	2.91

At June 30, 2021 the intrinsic value of the outstanding warrants was $4,278,000.

During the six ended June 30, 2021, the Company granted 138,889 warrants with a fair value of $287,000 to an officer as part of a note extension (see Note 7).

During the six months ended June 30, 2021, a total of 1,067,578 warrants were exercised into a cash and cashless basis, which resulted in the issuance of 1,036,600 shares of Common Stock at a weighted average exercise price of $1.10. The Company received cash of $1,103,000 upon exercise of the warrants.

16.	VERB ACQUISITION ISSUANCE OF CLASS A and B UNITS

a.	Class A Units – During the year ended December 31, 2020, the Company created a separate class of equity instrument called Class A Units. Concurrently, the Company formed a wholly owned subsidiary, Verb Acquisition, and issued 100 Class A units as part of the organization of Verb Acquisition. The Class A Units have the following rights and privileges:

1.	Class A units are a standalone financial instrument;
2.	Priority on distributions;
3.	Ability to remove the manager;
4.	Drag-along rights;
5.	Power to dissolve Verb Acquisition provided that a majority of the Class B Units also approve the dissolution;
6.	Ability to appoint a liquidator to wind up the affairs of Verb Acquisition;
7.	Entitled to distributions;
8.	Approve board appointments; and
9.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class B Units also approve the amendment.

There were no issued and outstanding shares of Class A Unit as of June 30, 2021 and December 31, 2020.

b.	Class B Units – During the year ended December 31, 2020, the Company created a separate class of an equity instrument called Class B Units. Concurrently, our wholly owned subsidiary, Verb Acquisition, issued 2,642,159 Class B Units as part of its acquisition of SoloFire (see Note 3). The Class B Units have the following rights and privileges:

1.	Class B units are a standalone financial instrument;
2.	Exchangeable for shares of the Company’s Common Stock at a conversion rate of 1 to 1;
3.	Power to dissolve Verb Acquisition, provided that a majority of the Class A Units also approve the dissolution;
4.	Entitled to profit distributions;
5.	Approve board appointments made by the Class A Units; and
6.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class A Units also approve the amendment.

As the Class B Units are exchangeable for the Company’s Common Stock, for valuation purposes, the Company determined to use the trading price of the Company’s Common Stock at the date of the acquisition of SoloFire which amounted to $3,065,000. As of December 31, 2020, Class B shares issued and outstanding totaled 2,642,159 shares.

During the period ended June 30, 2021, pursuant to the terms of the Class B shares, all holders of the Company’s Class B shares converted their shares to common stock. As a result of these conversions, the Company reclassified the recorded fair value of the Class B shares of $3,065,000 as part of additional paid in capital. As of the June 30, 2021, all 2,642,159 Class B units were converted into 2,642,159 shares of Verb Technology common stock.

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

On January 21, 2021, the court entered a final judgment in favor of EMA, in the amount of approximately $464,000. The court did not award EMA any attorneys’ fees or expenses. While the court ruled in the Company’s favor by dismissing the majority of EMA’s suit on the finding that EMA attempted to utilize an improper warrant exercise formula, the court nevertheless found that the Company should have accepted the exercise notice and issued the shares the Company believed EMA was then due. Instead of ordering the Company to deliver those shares today, the court ordered the Company to pay the highest value of those shares on the relevant date, to which the Company has taken exception.

On February 17, 2021, the Company’s counsel filed a notice of appeal to appeal the court’s judgment to the United States District Court for the Second Circuit. EMA filed a notice of cross-appeal and a hearing or briefing for this case was scheduled in June 2021.

On June 3, 2021, the Company and EMA settled the lawsuit. As a result of the settlement, the Company issued 600,000 shares of its common stock to EMA (see Note 12).

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

During the period ended June 30, 2021, the Company paid $140,000 pursuant to the Stipulation of Settlement. As of June 30, 2021, outstanding balance due amounted to $384,000.

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

On November 5, 2020, the Company executed a binding settlement term sheet with the lead plaintiff in the derivative action to settle that action and release all claims asserted therein, the terms of which were confidential and subject to several contingencies, including, without limitation, court approval. On March 1, 2021, the court preliminarily approved the settlement of the Moore Derivative Action. The stipulation and agreement of settlement preliminarily approved (the “Stipulation and Agreement of Settlement”) by the court on March 1, 2021 provided for, amongst others things, a full and final release, settlement, and discharge of all claims arising from the Moore Derivative Action in consideration of the Company’s agreement to institute certain changes and/or modifications to its corporate governance and business ethics practices and plaintiff’s counsel receiving its attorneys’ fees and expenses, which amounted to $75,000. Furthermore, amongst other things, the Stipulation and Agreement of Settlement preliminarily approved by the court provided that (1) the Company denied each and every claim alleged by plaintiff, and (2) the Company denied any allegation of wrongdoing, fault, and liability, (3) the Company denied committing any violation of the law or breach of fiduciary duty, and (4) the Company concluded that it is desirable that the Moore Derivative Action be settled on the terms and subject to the conditions of the Stipulation and Settlement Agreement to avoid the ongoing cost and distraction of litigation. The Company believes that the settlement of the Moore Derivative Action preliminarily approved by the court is favorable to the Company and ultimately benefits its shareholders. On April 1, 2021, pursuant to the terms of the settlement, the Company paid $75,000 to cover the attorney fees and expenses that were due.

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

Total board fees expensed during the six months ended June 30, 2021 was $237,000. As of June 30, 2021, total board fees to be recognized in future period amounted to $238,000 and will be recognized once the service has been rendered.

18.	SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to June 30, 2021, the Company issued 40,896 shares of Common Stock to a former employee as part of a severance package and vendors for services rendered with a fair value of $81,000. These shares of Common Stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Subsequent to June 30, 2021, the Company issued 641,509 shares of Common Stock to officers and board members associated with the vesting of Restricted Stock Units.

Subsequent to June 30, 2021, a total of 1,217,811 warrants were exercised into 1,217,811 shares of Common Stock at an average exercise price of $1.35. The Company received cash of $1,682,000 upon exercise of the warrants.

Subsequent to June 30, 2021, a total of 185,000 options were exercised into 118,735 shares of Common Stock at an average exercise price of $1.37. The Company received cash of $113,000 upon exercise of the options.

Subsequent to June 30, 2021, the Company elected to convert all of the outstanding shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share into shares of the Company’s common stock, par value $0.0001 per share. As a result of the Conversion, the Company issued an aggregate of 1,706,000 shares of Common Stock and has no shares of Preferred Stock remaining outstanding.

Grant of Stock Options

Subsequent to June 30, 2021, the Company granted stock options to employees to purchase a total of 326,000 shares of Common Stock for services to be rendered. The options have an average exercise price of $2.12 per share, expire in five years, and vest over a period of 4 years from grant date. The total fair value of these options at the grant date was $728,000 using the Black-Scholes option pricing model.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three and six month periods ended June 30, 2021 and 2020 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiary, Verb Direct, LLC, or Verb Direct, on a consolidated basis, unless otherwise specified.

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our white-labelled Customer Relationship Management (“CRM”) application for large sales-based enterprises; verbTEAMS, our CRM application for small-and medium-sized businesses and solopreneurs; verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, and verbMAIL, our interactive video sales communication tool integrated with Microsoft Outlook.

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

verbTEAMS is our interactive, video-based CRM for small-and medium-sized businesses and solopreneurs. verbTEAMS also incorporates verbLIVE as a bundled application. verbTEAMS features self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high-quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click sync capability with Salesforce.

Verb Partnerships and Integrations

verbMAIL for Microsoft Outlook is a product of our partnership with Microsoft and is available as an add-in to Microsoft Outlook for Outlook and Office 365 subscribers. verbMAIL allows users to create interactive videos seamlessly within Outlook by clicking the verbMAIL icon in the Outlook toolbar. The videos are automatically added to an email and can be sent easily through Outlook using the user’s contacts they already have in Outlook. The application allows users to easily track viewer engagement and together with other features represents an effective sales tool available for all Outlook users worldwide. Currently offered without charge, a subscription-based paid version with a suite of enhanced features for sales and marketing professionals is slated for release later this year.

verbMAIL for Google Gmail is currently under development. It will include a feature set substantially identical to verbMAIL for Outlook.

Salesforce Integration. We have completed and deployed the integration of verbLIVE into Salesforce and have launched a joint marketing campaign with Salesforce to introduce the verbLIVE plug-in functionality to current Salesforce users. We have also developed a verbCRM sync application for Salesforce users that is currently being utilized by at least one of our large enterprise clients and the verbLIVE plug-in is now being offered to all Salesforce users on a monthly subscription fee basis while we work to build adoption rates.

Popular Enterprise Back-Office System Integrations. We have integrated verbCRM into systems offered by 17 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. Our experience confirms that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

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

Our Market

Our client base consists primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients also include large professional associations, educational institutions, including school districts, auto sales, auto leasing, insurance, real estate, home security, not-for-profits, as well as clients in the health care industry, and the burgeoning CBD industry, among other business sectors. As of August 9, 2021, we provide subscription-based application services to approximately 140 enterprise clients for use in over 60 countries, in over 48 languages, which collectively account for a user base generated through more than 2.8 million downloads of our verbCRM application. Among the new business sectors targeted for this year are medical equipment and pharmaceutical sales, armed services and government institutions, small businesses and individual entrepreneurs.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, and verbTeams. The revenue is recognized over the subscription period. verbMAIL was released after the reporting period covered by this Form 10-Q and as such no revenue is attributed to verbMAIL.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include:

a.	Design, printing services, and fulfillment. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.

b.	Shipping services. The revenue is recognized when the corresponding products or fulfillment are shipped.

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

Impact of COVID-19 on Our Business and Industry

Throughout 2020 and the first six months of 2021, governments and businesses around the world continue to take actions to mitigate the spread of COVID-19 and its variants, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

Despite increased vaccine distribution programs and loosening of COVID-19 related restrictions in the regions in which we operate during the six months ended June 30, 2021, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain.

It is likely that government stabilization efforts will only partially mitigate the consequences to the economy, and it is possible that COVID-19 variants may lead to a re-introduction of lock-down measures in future periods.

As such, both the pandemic and containment and mitigation measures may adversely affect our business, operations and financial condition by, among other things, reducing demand for our applications, impairing the productivity of our workforce, and reducing our access to capital. The extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic, the emergence of variants to COVID-19 the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. However, we are committed to our employees returning to the workplace in the long-term. Throughout the six months ended June 30, 2021 and through the filing of this Quarterly Report, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the end of 2021. Our workforce has continued to effectively develop and support our product and service offerings notwithstanding the current environment.

We began the period ended June 30, 2021 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. In the six months ended June 30, 2021, we experienced some uncertainty regarding whether there would be variability in demand for the services we provide on our platform after lock-down measures were implemented. We expect demand variability for our products and services may continue as a result of the COVID-19 pandemic; however, our sales team reported a higher level of interest in our products and services during the period ended June 30, 2021. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.

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

Results of Operations

Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

The following is a comparison of our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Change

Revenue
SaaS recurring subscription revenue	$1,601,000	$1,274,000	$327,000
Other digital revenue	209,000	406,000	(197,000)
Design, printing, and fulfillment	477,000	713,000	(236,000)
Shipping	105,000	259,000	(154,000)
Total revenue	2,392,000	2,652,000	(260,000)

Cost of Revenue
Digital	569,000	264,000	305,000
Design, printing, and fulfillment	464,000	662,000	(198,000)
Shipping	86,000	209,000	(123,000)
Total cost of revenue	1,119,000	1,135,000	(16,000)

Gross margin	1,273,000	1,517,000	(244,000)

Operating expenses
Research and development	3,213,000	1,627,000	1,586,000
Depreciation and amortization	400,000	357,000	43,000
General and administrative	6,542,000	4,018,000	2,524,000
Total operating expenses	10,155,000	6,002,000	4,153,000

Loss from operations	(8,882,000)	(4,485,000)	(4,397,000)

Other income (expense), net
Other income (expense)	20,000	9,000	11,000
Interest expense - amortization of debt discount	(565,000)	(137,000)	(428,000)
Change in fair value of derivative liability	(2,445,000)	1,228,000	(3,673,000)
Gain on extinguishment of PPP note payable	91,000	-	91,000
Interest expense	(31,000)	(39,000)	8,000
Total other income, net	(2,930,000)	1,061,000	(3,991,000)

Net loss to common stockholders	$(11,812,000)	$(3,424,000)	$(8,388,000)

Revenue

SaaS recurring subscription revenue for the quarter ended June 30, 2021 was $1.6 million, an increase of $327,000, or 26% over the quarter ended June 30, 2020. The increase in SaaS recurring revenue is attributed to the addition of new clients and the expansion of existing clients for subscriptions to one or more of the software products in our suite of products that comprise our sales enablement platform. Those products now include verbCRM, verbLEARN, verbTEAMS, verbLIVE, and verbMAIL. The revenue we derive from these products is divided into two main categories: digital revenue and non-digital revenue. Within the digital revenue category, we have two forms of revenue. The first is SaaS recurring digital revenue based on contract-based subscriptions to our products and platform services. The second is non-SaaS, non-recurring digital revenue which is revenue generated by use of our apps and in-app purchases, such as sampling and other services obtained through the app. Non-digital revenue is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These include printing and shipping services which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020. Non-SaaS, non-digital revenue totaling $582,000 for the quarter ended June 30, 2021 was down versus the $972,000 reported for the quarter ended June 20, 2020, consistent with our strategic decision to focus our sales initiatives on the higher margin SaaS recurring subscription revenue products.

The table below sets forth our quarterly revenues from the quarter ended June 30, 2019 through the quarter ended June 30, 2021, which reflects the trend of revenue since our NASDAQ listing in April 2019:

	2019 Quarterly Revenue			2020 Quarterly Revenue				2021 Quarterly Revenue
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
SaaS recurring subscription revenue	$858,000	$953,000	$995,000	$1,057,000	$1,274,000	$1,478,000	$1,305,000	$1,461,000	$1,601,000
Other digital revenue	596,000	485,000	344,000	400,000	406,000	360,000	218,000	340,000	209,000
Total digital revenue	1,454,000	1,438,000	1,339,000	1,457,000	1,680,000	1,838,000	1,523,000	1,801,000	1,810,000

Design, printing, and fulfillment	1,784,000	1,164,000	965,000	728,000	713,000	836,000	467,000	615,000	477,000
Shipping	495,000	271,000	181,000	169,000	259,000	186,000	109,000	110,000	105,000
Total non-digital revenue	2,279,000	1,435,000	1,146,000	897,000	972,000	1,022,000	576,000	725,000	582,000

Grand total	$3,733,000	$2,873,000	$2,485,000	$2,354,000	$2,652,000	$2,860,000	$2,099,000	$2,526,000	$2,392,000

Cost of Revenue

Total cost of revenue for the quarter ended June 30, 2021 was $1.1 million, compared to $1.1 million for the quarter ended June 30, 2020. The slight decrease in cost of revenue is primarily attributed to a decrease in non-digital costs offset by increased digital costs to support additional enterprise customers on the platform, increased users within our existing customer base, and free trials associated with verbLIVE.

Gross Margin

Total gross margin for the quarter ended June 30, 2021 was $1.3 million, compared to $1.5 million for the prior year quarter. The decrease is attributed to increased hosting fees associated with free trials of verbLIVE, lower other digital revenue, and lower non-digital revenue.

Operating Expenses

Research and development expenses were $3.2 million for the quarter ended June 30, 2021, as compared to $1.6 million for the quarter ended June 30, 2020. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed the development of verbLIVE, our attribution feature, enhancements to verbCRM, as well as the Microsoft Outlook integration, and our new Marketplace platform.

Depreciation and amortization expenses were $400,000 for the quarter ended June 30, 2021, as compared to $357,000 for the quarter ended June 30, 2020. The increase is associated with the amortization of SoloFire intangible assets.

General and administrative expenses for the quarter ended June 30, 2021 were $6.5 million, as compared to $4.0 million for the quarter ended June 30, 2020. The increase in spending was to support growth, anticipated product launches, implementation of Netsuite computerized ERP system, ongoing compliance with Sarbanes Oxley, and an additional quarter of Solofire operations. The notable increases in general and administrative expenses versus the quarter ended June 30, 2020 were increases in professional service cost of $1,104,000, labor cost of $929,000, and marketing and promotion cost of $287,000.

Other income (expense), net, for the quarter ended June 30, 2021 was ($2,930,000), which was attributed to a change in the fair value of derivative liability of ($2,445,000), the amortization of debt discount of ($565,000), and interest expense of ($31,000). These were offset by a gain on debt extinguishment of $91,000 and other income of $20,000. Other income (expense), net, for the quarter ended quarter ended June 30, 2020 totaled $1.1 million, which was attributed to a change in the fair value of derivative liability of $1.2 million and other income of $9,000, offset by interest expense for amortization of debt discount of ($137,000) and interest expense of ($39,000).

Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

The following is a comparison of our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Change

Revenue
SaaS recurring subscription revenue	$3,062,000	$2,331,000	$731,000
Other digital revenue	549,000	806,000	(257,000)
Design, printing, and fulfillment	1,092,000	1,441,000	(349,000)
Shipping	215,000	428,000	(213,000)
Total revenue	4,918,000	5,006,000	(88,000)

Cost of Revenue
Digital	1,109,000	494,000	650,000
Design, printing, and fulfillment	1,049,000	1,338,000	(324,000)
Shipping	176,000	366,000	(190,000)
Total cost of revenue	2,334,000	2,198,000	136,000

Gross margin	2,584,000	2,808,000	(224,000)

Operating expenses
Research and development	6,097,000	2,901,000	3,196,000
Depreciation and amortization	814,000	719,000	95,000
General and administrative	13,885,000	7,533,000	6,352,000
Total operating expenses	20,796,000	11,153,000	9,643,000

Loss from operations	(18,212,000)	(8,345,000)	(9,867,000)

Other income (expense), net
Other income (expense)	74,000	3,000	71,000
Interest expense - amortization of debt discount	(1,040,000)	(274,000)	(766,000)
Change in fair value of derivative liability	(1,945,000)	3,320,000	(5,265,000)
Gain on extinguishment of PPP note payable	1,317,000	-	1,317,000
Debt extinguishment, net	(287,000)	-	(287,000)
Interest expense	(64,000)	(74,000)	10,000
Total other income, net	(1,945,000)	2,975,000	(4,920,000)

Loss before income tax provision	(20,157,000)	(5,370,000)	(14,787,000)

Deemed dividend to Series A preferred stockholders	-	(3,951,000)	3,951,000

Net loss to common stockholders	$(20,157,000)	$(9,321,000)	$(10,836,000)

Revenue

SaaS recurring revenue increased 31% versus the six months ended June 30, 2020. The increase in SaaS recurring revenue is attributed to the addition of new clients and the expansion of existing clients for access to one or more of our suite of software products on our sales enablement platform. Those products now include verbCRM, verbLEARN, verbTEAMS, verbLIVE, and verbMAIL. The revenue we derive from these products is divided into two main categories: digital revenue and non-digital revenue. Within the digital revenue category, we have two forms of revenue. The first is SaaS recurring digital revenue based on contract-based subscriptions to our products and platform services. The second is non-SaaS, non-recurring digital revenue which is revenue generated by use of our apps and in-app purchases, such as sampling and other services obtained through the app. Non-digital revenue is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These include printing and shipping services which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020. Total revenue for the six months ended June 30, 2021 was $4.9 million, a 2% decrease compared to the $5.0 million reported for the six months ended June 30, 2020. The decrease in revenue is attributed entirely to our non-digital products, consistent with our strategic decision to focus our sales initiatives on the higher margin SaaS recurring subscription revenue products.

Total digital revenue for the six months ended June 30, 2021 was $3.6 million, an increase of 15% compared to the $3.1 million reported for the six months ended June 30, 2020. The increase was primarily driven from SaaS recurring subscription-based revenue associated with our verbCRM, verbLEARN, verbTEAMS, and verbLIVE applications totaling $3.1 million, an increase of 31% compared to $2.3 million reported for the six months ended June 30, 2020. Non-subscription digital revenue for the quarter ended June 30, 2021 was $549,000, compared to $806,000 for the six months ended June 30, 2020.

Total non-digital revenue for the six months ended June 30, 2021 was $1.3 million, compared to $1.9 million reported for the six months ended June 30, 2020, which again, is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on our SaaS recurring revenue products.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2021 was $2.3 million, compared to $2.2 million for the six months ended June 30, 2020. The increase in cost of revenue is primarily attributed to additional enterprise customers on the platform, increased users within our existing customer base, free trials associated with verbLIVE, all offset by a decrease in non-digital costs.

Gross Margin

Total gross margin for the six months ended June 30, 2021 was $2.6 million, compared to $2.8 million for the six months ended June 30, 2020. The decrease is attributed to increased hosting fees associated with free trials of verbLIVE, lower other digital revenue, and lower non-digital revenue.

Operating Expenses

Research and development expenses were $6.1 million for the six months ended June 30, 2021, as compared to $2.9 million for the six months ended June 30, 2020. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed the development of verbLIVE, our attribution feature, enhancements to verbCRM, as well as the Microsoft Outlook integration, and our new Marketplace platform.

Depreciation and amortization expenses were $814,000 for the six months ended June 30, 2021, as compared to $719,000 for the six months ended June 30, 2020. The increase is associated with the amortization of SoloFire intangible assets.

General and administrative expenses for the six months ended June 30, 2021 were $13.9 million, as compared to $7.5 million for the six months ended June 30, 2020. The increase in spending was to support growth, anticipated product launches, implementation of Netsuite computerized ERP system, ongoing compliance with Sarbanes Oxley, and an additional six months of Solofire operations. The notable increases versus the six months ended June 30, 2020 were increases in labor of $1.7 million, professional services of $1.5 million, non-cash stock compensation expense of $1.1 million, and marketing and promotion of $994,000.

Other income (expense), net, for the six months ended June 30, 2021 was ($1,945,000), which was attributed to a change in the fair value of derivative liability of ($1,945,000), the amortization of debt discount of ($1,040,000), debt extinguishment of ($287,000) and interest expense of ($64,000). These were offset by a gain on extinguishment of PPP notes payable and accrued interest of $1,317,000 and other income of $74,000. Other income (expense), net, for the six months ended quarter ended June 30, 2020 totaled $2,975,000, which was attributed to a change in the fair value of derivative liability of $3,320,000 and other income of $3,000, offset by interest expense for amortization of debt discount of ($274,000), and interest expense of ($74,000).

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net loss	$(11,812,000)	$(3,424,000)	$(20,157,000)	$(5,370,000)

Adjustments:
Other (income) / expense, net	(20,000)	(9,000)	(74,000)	(3,000)
Stock compensation expense	1,264,000	1,609,000	3,666,000	2,552,000
Amortization of debt discount	565,000	137,000	1,040,000	274,000
Change in fair value of derivative liability	2,445,000	(1,228,000)	1,945,000	(3,320,000)
Gain on extinguishment of PPP loan payable	(91,000)		(1,317,000)
Debt extinguishment, net	-	-	287,000	-
Interest expense	31,000	39,000	64,000	74,000
Depreciation and amortization	400,000	357,000	814,000	719,000
Total EBITDA adjustments	4,594,000	905,000	6,425,000	296,000
Modified EBITDA	$(7,218,000)	$(2,519,000)	$(13,732,000)	$(5,074,000)

The $4.7 million decrease in Modified EBITDA for the three months ended June 30, 2021, compared to the same period in 2020, resulted from increased research and development, three months of expenses related to SoloFire, an increase in professional services, labor related costs to support growth, and marketing and promotion.

The $8.7 million decrease in Modified EBITDA for the six months ended June 30, 2021, compared to the same period in 2020, resulted from increased research and development, six months of expenses related to SoloFire, an increase in professional services, labor related costs to support growth, and marketing and promotion.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $20,157,000 during the six months ended June 30, 2021. We also utilized cash in operations of $13,620,000 during the six months ended June 30, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Overview

As of June 30, 2021, we had cash of $6,449,000. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash used in operating activities	$(13,620,000)	$(4,673,000)
Cash provided (used) in investing activities	11,000	(316,000)
Cash provided by financing activities	18,243,000	5,384,000
Increase in cash	$4,634,000	$395,000

Cash Flows – Operating

For the six months ended June 30, 2021, our cash flows used in operating activities amounted to $13.6 million, compared to cash used for the six months ended June 30, 2020 of $4.7 million. The change is attributed to the growth of the business, product development, marketing and promotion, professional services, inclusion of SoloFire operating expenses, a change in deferred compensation of ($521,000), a change in accounts receivable of ($511,000), a change in prepaid expenses of ($322,000), offset a change in accounts payable, accrued expenses, and accrued interest of 433,000, and a change in deferred revenue and customer deposits of $405,000 compared to the six months ended June 30, 2020.

Cash Flows – Investing

For the six months ended June 30, 2021, our cash flows from investing activities amounted to $11,000, which was attributed to proceeds from the sale of fixed assets. For the six months ended June 30, 2020, our cash flows used in investing activities amounted to $(316,000). The change is attributed to fixed asset purchases associated with new offices in Newport Beach, California.

Cash Flows – Financing

Our cash provided by financing activities for the six months ended June 30, 2021 amounted to $18.2 million, which represented $14.1 million of net proceeds from the issuance of shares of our common stock, advances on future receipts of $7.4 million, proceeds from warrant exercises of $1.1 million, and proceeds from option exercises of $377,000, all offset by ($4.7) million of payments against advance on future receipts. Our cash provided by financing activities for the six months ended June 30, 2020 amounted to $5.4 million, which represented $4.4 million of net proceeds from the issuance of shares of our common stock and $1.4 million of net proceeds from notes payable, offset by ($1.0) million of payments against advance on future receipts, and deferred offering costs of ($150,000).

Notes Payable – Related Parties

We had the following outstanding notes payable to related parties as of June 30, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2021

Note (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000
Note (B)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000
Note (C)	April 4, 2016	June 4, 2021	12.0%	343,000	40,000

Total notes payable – related parties, net					877,000
Non-current					(725,000)
Current					$152,000

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, our majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. During the year ended December 31, 2020, we made payments of $100,000. On February 25, 2021 we extended the note to February 8, 2023 with no changes to the other terms of the note agreement. As of June 30, 2021, the outstanding balance of the note amounted to $725,000. On May 19, 2021 the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of our common stock on the day of conversion.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of June 30, 2021, the outstanding principal balance of the note was equal to $112,000.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 is not convertible. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and matured on June 4, 2021. On May 19, 2021 the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of the Company’s common stock on the day of conversion. On May 19, 2021 $200,000 was converted into 194,175 shares of common stock. The conversion price was $1.03 that was the closing price of the Company’s common stock on the day of conversion. As of June 30, 2021, the outstanding balance of the note amounted to $40,000.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at June 30, 2021

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$215,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	161,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	63,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	82,000
Total deferred compensation payable – related parties, net			521,000
Non-current			-
Current			$521,000

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

During the six months ended June 30, 2021, the Company paid $278,000 of the outstanding balance. As of June 30, 2021, the outstanding balance amounted to $278,000.

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

During the six months ended June 30, 2021, we paid $243,000 of the outstanding balance. As of June 30, 2021, the outstanding balance amounted to $243,000.

Advance on Future Receipts

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2021

Note A	January 13, 2021	September 10, 2021	28%	$844,000	$213,000
Note A	January 13, 2021	September 10, 2021	28%	844,000	213,000
Note B	February 18, 2021 – March 3, 2021	August 3, 2021 – August 15, 2021	3%	1,696,000	440,000
Note C	June 30, 2021	December 31, 2021	7%	1,210,000	1,210,000
Note D	June 30, 2021	March 1, 2022	28%	2,720,000	2,720,000
Total				$9,354,000	4,796,000
Debt discount					(1,013,000)
Net					$3,783,000

(A)	On January 13, 2021, the Company received two secured advances from the same unaffiliated third party totaling $1,213,000 for the purchase of future receipts/revenues of $1,688,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $11,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note. The Company may pay off either note for $744,000 if paid within 30 days of funding; for $775,000 if paid between 31 and 60 days of funding; or for $806,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $1,688,000 to account for the future receipts sold and a debt discount of $475,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(B)

In February and March, 2021, the Company received secured advances from an unaffiliated third party totaling $1,637,000 for the purchase of future receipts/revenues of $1,696,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $283,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 3% based on the face value of the notes. As a result, the Company recorded a liability of $1,696,000 to account for the future receipts sold and a debt discount of $59,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(C)

On June 30, 2021, the Company received secured advances from an unaffiliated third party totaling $1,210,000 for the purchase of future receipts/revenues of $1,303,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $197,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 7% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $1,210,000 to account for the future receipts sold and a debt discount of $92,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(D)	On June 30, 2021, the Company received secured advances from an unaffiliated third party totaling $1,960,000 for the purchase of future receipts/revenues of 2,720,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $15,200 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. The Company may pay off the note for $2,200,000 if paid within 45 days of funding and for $2,380,000 if paid between 46 and 60 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $2,720,000 to account for the future receipts sold and a debt discount of $760,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

Notes Payable

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2021
Note A	April 17, 2020	April 17, 2022	1.00%	$1,218,000	$-
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	90,000	-
Total notes payable				1,458,000	150,000
Non-current				(1,458,000)	(150,000)
Current				$-	$-

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

On January 4, 2021, the entire note and accrued interest was forgiven and was accounted as a gain on debt extinguishment.

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

On May 17, 2021 the entire note and accrued interest was forgiven and was accounted as a gain on debt extinguishment.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 17, “Commitments and Contingencies” of the Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

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

We have incurred recurring losses since inception. Our net loss was $20,157,000 for the six months ended June 30, 2021. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 14,994,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of August 9, 2021, the Company elected to convert all of the outstanding shares of the Company’s Series A Convertible Preferred Stock into shares of the Company’s common stock. As a result of the Conversion, the Company issued an aggregate of 1,706,000 shares of Common Stock and has no shares of Preferred Stock remaining outstanding.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. We estimate our executive officers and directors and their respective affiliates beneficially owned approximately 10.1% of our outstanding voting stock as of August 9, 2021. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Securities Purchase Agreement, dated March 11, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 15, 2021).
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 and 32.2 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: August 16, 2021	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer
(Principal Accounting Officer)

