Form 10-Q
period 2021-09-30
Verb Technology Company, Inc.
filed 2021-11-15
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 70,470,415 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$3,658,000	$1,815,000
Accounts receivable, net of allowance of $512,000 and $361,000, respectively	1,488,000	919,000
Inventory, net of allowance of $51,000 and $51,000, respectively	5,000	34,000
Prepaid expenses and other current assets	905,000	900,000
Total current assets	6,056,000	3,668,000

Right-of-use assets	2,305,000	2,730,000
Property and equipment, net of accumulated depreciation of $462,000 and $339,000, respectively	3,078,000	862,000
Intangible assets, net of amortization of $3,390,000 and $2,310,000, respectively	4,370,000	5,153,000
Goodwill	19,763,000	20,060,000
Other assets	317,000	69,000

Total assets	$35,889,000	$32,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,282,000	$5,097,000
Accrued officers’ salary	1,113,000	822,000
Accrued interest (including $0 and $102,000 payable to related parties)	8,000	114,000
Advance on future receipts, net of discount of $515,000 and $67,000, respectively	1,853,000	110,000
Notes payable - related party	40,000	1,077,000
Deferred incentive compensation, current	521,000	521,000
Operating lease liability, current	582,000	596,000
Deferred revenue and customer deposits	902,000	272,000
Derivative liability	5,839,000	8,266,000

Total current liabilities	18,140,000	16,875,000

Long Term liabilities:
Notes payable	150,000	1,458,000
Note payable - related party, non-current	725,000	-
Deferred incentive compensation to officers	-	521,000
Operating lease liability, non-current	2,464,000	2,943,000
Total liabilities	21,479,000	21,797,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 0 and 2,006 issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A units, 100 issued and authorized as of September 30, 2021 and December 31, 2020	-	-
Class B units, 2,642,159 shares authorized, 0 and 2,642,159 issued and outstanding as of September 30, 2021 and December 31, 2020	-	3,065,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 70,169,666 and 47,795,009 shares issued and outstanding as of September 30, 2021 and December 31, 2020	7,000	5,000
Additional paid-in capital	124,906,000	89,216,000
Accumulated deficit	(110,503,000)	(81,541,000)

Total stockholders’ equity	14,410,000	10,745,000

Total liabilities and stockholders’ equity	$35,889,000	$32,542,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Revenue
SaaS recurring subscription revenue	$1,846,000	$1,478,000	$4,908,000	$3,809,000
Other digital	510,000	360,000	1,059,000	1,166,000
Total digital revenue	2,356,000	1,838,000	5,967,000	4,975,000

Design, printing, and fulfillment	461,000	836,000	1,553,000	2,277,000
Shipping	83,000	186,000	298,000	614,000
Total non-digital revenue	544,000	1,022,000	1,851,000	2,891,000

Total revenue	2,900,000	2,860,000	7,818,000	7,866,000

Cost of revenue
SaaS and other digital	542,000	349,000	1,651,000	843,000
Design, printing, and fulfillment	471,000	768,000	1,520,000	2,106,000
Shipping	73,000	188,000	249,000	554,000
Total cost of revenue	1,086,000	1,305,000	3,420,000	3,503,000

Gross margin	1,814,000	1,555,000	4,398,000	4,363,000

Operating Expenses:
Research and development	3,513,000	2,407,000	9,610,000	5,308,000
Depreciation and amortization	400,000	388,000	1,214,000	1,108,000
General and administrative	6,130,000	6,655,000	20,018,000	14,187,000
Total operating expenses	10,043,000	9,450,000	30,842,000	20,603,000

Loss from operations	(8,229,000)	(7,895,000)	(26,444,000)	(16,240,000)

Other income (expense), net
Other income (expense), net	8,000	(2,000)	85,000	1,000
Financing costs	-	(248,000)	-	(248,000)
Interest expense - amortization of debt discount	(497,000)	(110,000)	(1,537,000)	(384,000)
Change in fair value of derivative liability	(141,000)	975,000	(2,086,000)	4,295,000
Gain on extinguishment of notes payable	82,000	-	1,399,000	-
Debt extinguishment, net	-	-	(287,000)	-
Interest expense	(28,000)	(40,000)	(92,000)	(114,000)
Total other income (expense), net	(576,000)	575,000	(2,518,000)	3,550,000

Net loss	(8,805,000)	(7,320,000)	(28,962,000)	(12,690,000)

Deemed dividends to Series A stockholders	(348,000)	-	(348,000)	(3,951,000)

Net loss to common stockholders	$(9,153,000)	$(7,320,000)	$(29,310,000)	$(16,641,000)

Net loss per share to common stockholders - basic and diluted	$(0.14)	$(0.18)	$(0.48)	$(0.51)
Weighted average number of common shares outstanding - basic and diluted	66,760,177	41,216,642	60,705,062	32,375,054

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065,000	47,795,009	$5,000	$89,216,000	$(81,541,000)	$10,745,000
Sale of common stock from public offering	-	-	-	-	-	-	11,915,000	2,000	18,849,000	-	18,851,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	2,254,411	-	2,784,000	-	2,784,000
Issuance of common stock from option exercise	-	-	-	-	-	-	509,465	-	569,000	-	569,000
Fair value of common shares issued to settle note payable – related party	-	-	-	-	-	-	194,175	-	200,000	-	200,000
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678,000	-	678,000
Conversion of Series A Preferred to common stock	(2,006)	-	-	-	-	-	1,978,728	-	348,000	-	348,000
Fair value of warrants issued to Series A preferred stockholders – deemed dividend	-	-	-	-	-	-	-	-	(348,000)	-	(348,000)
Fair value of common shares issued for services	-	-	-	-	-	-	1,198,610	-	1,926,000	-	1,926,000
Fair value of common shares issued to settle accounts payable	-	-	-	-	-	-	10,500	-	19,000	-	19,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	889,212	-	1,285,000	-	1,285,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,234,000	-	1,234,000
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	4,513,000	-	4,513,000
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	182,397	-	281,000	-	281,000
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287,000	-	287,000
Conversion of Class B Units to common shares	-	-	-	-	(2,642,159)	(3,065,000)	2,642,159	-	3,065,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	(28,962,000)	(28,962,000)
Balance at September 30, 2021	-	$-	100	$-	-	$-	70,169,666	$7,000	$124,906,000	$(110,503,000)	$14,410,000

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	1,706	$-	100	$-	-	$-	63,795,968	$6,000	$115,179,000	$(101,698,000)	$13,487,000
Sale of common stock from public offering	-	-	-	-	-	-	2,540,000	1,000	4,721,000	-	4,722,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,217,811	-	1,681,000	-	1,681,000
Conversion of Series A Preferred to common stock	(1,706)	-	-	-	-	-	1,706,000	-	348,000	-	348,000
Fair value of warrants issued to Series A preferred stockholders – deemed dividend	-	-	-	-	-	-	-	-	(348,000)	-	(348,000)
Fair value of common shares issued for services	-	-	-	-	-	-	81,143	-	157,000	-	157,000
Fair value of common shares issued to settle accounts payable	-	-	-	-	-	-	10,500	-	19,000	-	19,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	641,509	-	380,000	-	380,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	364,000	-	364,000
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	2,213,000	-	2,213,000
Issuance of common stock from option exercise	-	-	-	-	-	-	176,735	-	192,000	-	192,000
Net loss	-	-	-	-	-	-	-	-	-	(8,805,000)	(8,805,000)
Balance at September 30, 2021	-	$-	100	$-	-	$-	70,169,666	$7,000	$124,906,000	$(110,503,000)	$14,410,000

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	4,396	$-	-	$-	-	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000
Sale of common stock from private placement	-	-	-	-	-	-	4,237,833	1,000	4,443,000	-	4,444,000
Sale of common stock from public offering	-	-	-	-	-	-	12,545,453	2,000	12,335,000	-	12,337,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,965,594	-	2,165,000	-	2,165,000
Fair value of warrants issued to Series A Preferred stockholders	-	-	-	-	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	(1,990)	-	-	-	-	-	1,405,274	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	962,583	-	1,126,000	-	1,126,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	1,050,856	-	2,211,000	-	2,211,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,463,000	-	1,463,000
Extinguishment of derivative liability	-	-	-	-	-	-	-	-	159,000	-	159,000
Class A units issued upon incorporation of Verb Acquisition Co.	-	-	100	-	-	-	-	-	-	-	-
Fair value of Class B units issued for the acquisition of Ascend Certification					2,642,159	3,065,000					3,065,000
Net loss	-	-	-	-	-	-	-	-	-	(12,690,000)	(12,690,000)
Balance at September 30, 2020	2,406	$-	100	$-	2,642,159	$3,065,000	46,663,790	$5,000	$87,979,000	$(69,275,000)	$21,774,000

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	3,246	$-	-	$-	-	$-	30,267,063	$3,000	$71,399,000	$(61,955,000)	$9,447,000
Sale of common stock from public offering	-	-	-	-	-	-	12,545,453	2,000	12,335,000	-	12,337,000
Issuance of common stock from warrant exercise							1,965,594		2,165,000		2,165,000
Conversion of Series A Preferred to common stock	(840)	-	-	-	-	-	663,341		-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	193,533	-	230,000	-	230,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	1,028,806	-	1,002,000	-	1,002,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	689,000	-	689,000
Extinguishment of derivative liability									159,000		159,000
Class A units issued upon incorporation of Verb Acquisition Co.	-	-	100	-	-	-	-	-	-	-	-
Fair value of Class B Units issued for the acquisition of Ascend Certification					2,642,159	3,065,000					3,065,000
Net loss	-	-	-	-	-	-	-	-	-	(7,320,000)	(7,320,000)
Balance at September 30, 2020	2,406	$-	100	$-	2,642,159	$3,065,000	46,663,790	$5,000	$87,979,000	$(69,275,000)	$21,774,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020

Operating Activities:
Net loss	$(28,962,000)	$(12,690,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common shares issued for services and vested stock options and warrants	4,652,000	4,796,000
Financing cost	-	248,000
Amortization of debt discount	1,537,000	384,000
Change in fair value of derivative liability	2,086,000	(4,295,000)
Debt extinguishment costs, net	(1,112,000)	-
Depreciation and amortization	1,214,000	1,108,000
Amortization of right-of-use assets	424,000	407,000
Allowance for inventory	-	28,000
Disposal of property and equipment	(6,000)	-
Allowance for doubtful accounts	151,000	(14,000)
Effect of changes in assets and liabilities:
Accounts receivable	(721,000)	152,000
Prepaid expenses and other assets	(330,000)	(175,000)
Inventory	29,000	63,000
Deferred incentive compensation	(521,000)	-
Accounts payable, accrued expenses, and accrued interest	3,198,000	646,000
Operating lease liability	(493,000)	(286,000)
Deferred revenue and customer deposits	631,000	(162,000)
Net cash used in operating activities	(18,223,000)	(9,790,000)

Investing Activities:
Proceeds from the sale of property and equipment	11,000	-
Cash acquired upon acquisition of subsidiary	-	229,000
Capitalized software development costs	(2,329,000)	-
Purchase of property and equipment	(26,000)	(317,000)
Net cash used in investing activities	(2,344,000)	(88,000)

Financing Activities:
Proceeds from sale of common stock	18,851,000	16,781,000
Proceeds from notes payable	-	1,367,000
Advances on future receipts	7,368,000	728,000
Proceeds from warrant exercise	2,784,000	2,165,000
Proceeds from option exercise	569,000	-
Payment of advances of future receipts	(7,162,000)	(1,424,000)
Net cash provided by financing activities	22,410,000	19,617,000

Net change in cash	1,843,000	9,739,000

Cash - beginning of period	1,815,000	983,000

Cash - end of period	$3,658,000	$10,722,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$112,000	$100,000
Cash paid for income taxes	1,000	-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of note payable upon acquisition of subsidiary	$-	$1,885,000
Fair value of common stock issued for subscription agreement	-	340,000
Fair value of restricted awards returned	-	485,000
Fair value of derivative liability extinguished	4,513,000	-
Fair value of class B units issued upon acquisition of subsidiary	-	3,065,000
Fair value of common shares issued to settle accounts payable	19,000	-
Fair value of common shares issued to settle accrued expenses	281,000	-
Reclassification of Class B upon conversion to common stock	3,065,000	-
Fair value of common stock issued to settle notes payable – related party	200,000	-
Fair value of common stock received in exchange for employee’s payroll taxes	130,000	-
Fair value of common stock issued for future services	164,000	-
Discount recognized from advances on future receipts	2,484,000	-
Fair value of derivative liability from issuance of warrants to Series A stockholders considered as a deemed dividend	-	3,951,000
Fair value of debt forgiveness	1,400,000	-
Assets acquired from the acquisition of subsidiary	-	449,000
Liabilities assumed from the acquisition of subsidiary	-	743,000
Fair value of warrants issued to Series A preferred stockholders - deemed dividend	348,000	-
Fair value of common stock issued to settle lawsuit	$678,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020

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

On April 12, 2019, we acquired Sound Concepts Inc. (“Sound Concepts”). The acquisition was intended to augment and diversify Verb’s internet and Software-as-a-Service (“SaaS”) business (see Note 3).

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, acquired Ascend Certification, LLC, dba SoloFire (“SoloFire”) The acquisition was intended to augment and diversify Verb’s internet and SaaS business (see Note 3).

Nature of Business

We are a SaaS applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook.

We provide certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We design and print welcome kits and starter kits for their marketing needs and provide fulfillment services, which consist of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events, and product sample packs that verbCRM users order through the app for automated delivery and tracking to their customers and prospects. We use the term “client” and “customer” interchangeably.

COVID-19

As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. Our sales team reported a higher level of interest in our digital products and services during the three and nine months ended September 30, 2021 compared to the same period in 2020. However, our non-digital services have been negatively impacted during the three and nine months ended September 30, 2021 compared to the same period in 2020. Although the impacts of the COVID-19 pandemic have not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of September 30, 2021, we continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures in the year ended December 31, 2020 to protect the health and safety of our employees, as well as to strengthen our financial position. These efforts include eliminating, reducing, or deferring non-essential expenditures, as well as complying with local and state government recommendations to protect our workforce.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2021, the Company incurred a net loss of $28,962,000 and used cash in operations of $18,223,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, our independent registered public accounting firm, in their report on our audited financial statements for the year ended December 31, 2020, raised substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company derives its revenue primarily from providing application services through the SaaS application, digital marketing and sales support services, from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. The subscription revenue from the application services is recognized over the life of the estimated subscription period. The Company also charges certain customers setup or installation fees for the creation and development of websites and phone application. These fees are accounted as part of deferred revenue and amortized over the estimated life of the agreement. Amounts related to shipping and handling that are billed to customers are reflected as part of revenue, and the related costs are reflected in cost of revenue in the accompanying Condensed Consolidated Statements.

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

The control of products we sell transfers to our customers upon shipment from our facilities, and our performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and, therefore, represent a fulfillment activity rather than promised goods to the customer. Payment for sales is generally made by check, credit card, or wire transfer. Historically, we have not experienced any significant payment delays from customers.

We allow returns within 30 days of purchase from end-users. Our customers may return purchased products to us under certain circumstances. Returns from customers in the past and during the three and nine months ended September 30, 2021 and 2020 are immaterial.

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include:

a.	Design, printing services, and fulfillment. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.

b.	Shipping services. The revenue is recognized when the corresponding products or fulfillment are shipped.

Revenues during the three and nine months ended September 30, 2021 and 2020 were all generated from the United States of America.

Cost of Revenue

Cost of revenue primarily consists of the salaries of certain employees, purchase price of consumer products, digital content costs, packaging supplies, and customer shipping and handling expenses. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of revenue upon sale of products to our customers.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company considered certain internal sales commissions as incremental costs of obtaining the contract with a customer. Internal sales commissions for subscription offerings where the Company expect the benefit of those costs to continue throughout the subscription are capitalized and amortized ratably over the period of benefit, which generally ranges over a period of one year. Total capitalized costs to obtain a contract are not significant and are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. As of September 30, 2021, we had two vendors that account for 20% and 16% of our purchases individually and 36% in aggregate. In addition, we had one vendor that accounted for 40% of accounts payable individually and in aggregate as of September 30, 2021.

As of September 30, 2021, we had one customer that accounted for 10% of our accounts receivable individually and in the aggregate.

During the three and nine months ended September 30, 2021 and 2020, we had no customer that accounted for 10% of our revenues individually and in the aggregate.

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

As of September 30, 2021, and 2020, the Company had total outstanding options of 5,528,405 and 5,099,038, respectively, stock warrants of 11,008,302 and 13,351,245, respectively, outstanding restricted stock awards of 2,109,999 and 2,908,530, respectively, and 0 and 2,642,159 common shares issuable from our Class B Units, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Capitalized software development costs

The Company capitalizes internal and external costs directly associated with developing internal-use software, and hosting arrangements that include an internal-use software license, during the application development stage of its projects. The Company’s internal-use software is reported at cost less accumulated depreciation. Depreciation begins once the project has been completed and ready for its intended use. The Company will depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. Software maintenance activities or minor upgrades are expensed in the period performed. During the three and nine months ended September 30, 2021 and 2020, the Company capitalized $2,329,000 and $0, respectively, in software development costs and recorded as part of property and equipment.

Depreciation expense related to capitalized software development costs will be recorded in Cost of revenue on the consolidated statements of operations. There has been no depreciation expense related to capitalized software development costs for the three and nine months ended September 30, 2021 and 2020 as the software has not been completed and utilized.

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. As of September 30, 2021 and December 31, 2020, management determined there were no indications of impairment. The Company will perform their next impairment analysis in December 2021.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. As of September 30, 2021, and December 31, 2020, there was no impairment of intangible assets. The Company will perform their next impairment analysis in December 2021.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. Management is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

In August 2020, FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective January 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

The acquisition was intended to augment and diversify Verb’s SaaS business. Key factors that contributed to the recorded goodwill and intangible assets in the aggregate of $4,845,000 were the opportunity to consolidate and complement existing operations of Verb, certain software and customer list, and the opportunity to generate future synergies within the SaaS business.

Verb is required to allocate the purchase price to the acquired tangible assets, identifiable intangible assets, and assumed liabilities based on their fair values. Pursuant to current accounting guidelines, the Company had one year to finalize the purchase price allocation. As a result, in September 2021, management finalized the purchase price allocation. The following table summarizes the fair value of the assets assumed and liabilities acquired and the purchase price allocation on the date of acquisition:

Assets Acquired:
Cash	$229,000
Accounts receivable	207,000	$436,000
Liabilities Assumed:
Current liabilities	(241,000)
Long-term liabilities	(90,000)	(331,000)
Intangible assets		1,419,000
Goodwill		3,426,000
Purchase Price		$4,950,000

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Goodwill is not amortized but will be tested for impairment on an annual basis.

The intangible assets, which consist of developed technology of $1,400,000 are being amortized over five years, customer relationships of $17,000 are being amortized over three years, and domain names of $2,000 are determined to have infinite lives but will be tested for impairment on an annual basis.

During the nine months ended September 30, 2021 and 2020, the Company recorded amortization expense of $180,000 and $33,000, respectively, related to the intangibles discussed above. The following table summarizes the amortization expense for both Verb Direct and Ascend to be recorded in future periods for intangible assets that are subject to amortization and excludes intangible assets with infinite life (i.e., domain names) of $442,000:

Year ending	Amortization
2021 remaining (remaining 3 months)	$416,000
2022	1,466,000
2023	1,464,000
2024	395,000
2025 and thereafter	186,000
Total amortization	$3,927,000

The following unaudited pro forma statement of operations present the Company’s pro forma results of operations for the three and nine months ended September 30, 2020, to give effect to the acquisition of SoloFire as if it had occurred on January 1, 2020.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Proforma, unaudited)	(Proforma, unaudited)
SaaS recurring subscription revenue	$1,661,000	$4,511,000
Other digital	360,000	1,166,000
Welcome kits and fulfilment	836,000	2,277,000
Shipping	186,000	614,000
Total revenue	3,043,000	8,568,000

Cost of revenue	1,344,000	3,661,000

Gross margin	1,699,000	4,907,000

Operating expenses	(9,771,000)	(21,615,000)

Other income, net	574,000	3,550,000

Net loss	(7,498,000)	(13,158,000)

Deemed dividends to Series A stockholders	-	(3,951,000)

Net loss attributed to common stockholders	$(7,498,000)	$(17,109,000)

Pursuant to the provisions of ASC 805, the following results of operations of Verb Acquisition subsequent to the acquisition date included in the consolidated statement of operations for the reporting period:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$276,000	$795,000
Cost of revenue	(65,000)	(184,000)
Operating expenses	(897,000)	(1,474,000)
Other income/ (expense)	-	-
Net loss	$(686,000)	$(863,000)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	49,000	39,000
Leasehold improvement	1,058,000	1,058,000
Software development	2,329,000	-
Total property and equipment	3,540,000	1,201,000
Accumulated depreciation	(462,000)	(339,000)
Total property and equipment, net	$3,078,000	$862,000

During the nine months ended September 30, 2021, the Company began developing MARKETPLACE the next generation of interactive livestream ecommerce and capitalized $2,329,000 of internal and external development costs. The Company anticipates incurring an additional $3,900,000 of internal and external development costs to complete MARKETPLACE. In addition, the Company purchased $26,000 of machinery and equipment, sold certain machinery and equipment with a cost of $16,000 and accumulated depreciation of $11,000 for cash proceeds of $11,000. As a result, the Company recognized a gain of $5,000 that was reported as part of other income. Depreciation expense amounted to $134,000 and $130,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Period Ended September 30, 2021	Period Ended September 30, 2020
Lease cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$524,000	$524,000

Other information

Cash paid for amounts included in the measurement of lease liabilities	$593,000	$383,000
Weighted average remaining lease term – operating leases (in years)	4.15	4.70
Average discount rate – operating leases	4.0%	4.0%

	September 30, 2021	December 31, 2020
Operating leases
Right-of-use assets	$2,305,000	$2,730,000

Short-term operating lease liabilities	$582,000	$596,000
Long-term operating lease liabilities	2,464,000	2,943,000
Total operating lease liabilities	$3,046,000	$3,539,000

Year ending	Operating Leases
2021 (remaining 3 months)	$184,000
2022	751,000
2023	773,000
2024	472,000
2025 and thereafter	1,189,000
Total lease payments	3,369,000
Less: Imputed interest/present value discount	(323,000)
Present value of lease liabilities	$3,046,000

6. ADVANCE OF FUTURE RECEIPTS

The Company has the following advances on future receipts as of September 30, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2021	Balance at December 31, 2020

Note A	June 30, 2020	February 25, 2021	28%	$506,000	$-	$89,000
Note B	June 30, 2020	February 25, 2021	28%	506,000	-	88,000
Note C	January 13, 2021	September 10, 2021	28%	844,000	-	-
Note D	January 13, 2021	September 10, 2021	28%	844,000	-	-
Note E	January 22, 2021	July 1, 2021	28%	2,040,000	-	-
Note F	February 18, 2021 – March 3, 2021	August 3, 2021 – August 15, 2021	3%	1,696,000	-	-
Note G	June 30, 2021	December 31, 2021	7%	1,210,000	618,000
Note H	June 30, 2021	March 1, 2022	28%	2,720,000	1,750,000	-
Total				$10,366,000	2,368,000	177,000
Debt discount					(515,000)	(67,000)
Net					$1,853,000	$110,000

Note A and B

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

During the nine months ended September 30, 2021, the Company paid the entire balance due of $177,000 and amortized the remaining debt discount of $67,000.

Note C and D

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

During the nine months ended September 30, 2021, the Company paid the entire balance due of $1,688,000 and amortized $475,000 of the debt discount.

Note E

On January 22, 2021, the Company received proceeds from a secured advance from an unaffiliated third party totaling $1,440,000 for the purchase of future receipts/revenues of $2,040,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $13,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. The Company may pay off the note for $1,725,000 if paid within 30 days of funding; for $1,860,000 if paid between 31 and 60 days of funding; or for $484,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $2,040,000 to account for the future receipts sold and a debt discount of $600,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the nine months ended September 30, 2021, the Company paid the entire balance of $2,040,000 and amortized $600,000 of the debt discount.

Note F

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

During the nine months ended September 30, 2021, the Company paid the entire balance of $1,696,000 and amortized $59,000 of the debt discount.

Note G

On June 30, 2021, the Company received secured advances from an unaffiliated third party totaling $1,118,000 for the purchase of future receipts/revenues of $1,210,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $197,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 7% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $1,210,000 to account for the future receipts sold and a debt discount of $92,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the nine months ended September 30, 2021, the Company paid $592,000 and amortized $50,000 of the debt discount. As of September 30, 2021, the outstanding balance of the note amounted to $618,000 and the unamortized balance of the debt discount was $42,000.

Note H

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

During the nine months ended September 30, 2021, the Company paid $970,000 and amortized $287,000 of the debt discount. As of September 30, 2021, the outstanding balance of the note amounted to $1,750,000 and the unamortized balance of the debt discount was $473,000.

7. NOTES PAYABLE – RELATED PARTIES

The Company had the following related party notes payable as of September 30, 2021 and December 31, 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2021	Balance at December 31, 2020
Note 1 (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000	$725,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	-	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	343,000	40,000	240,000
Total notes payable – related parties					765,000	1,077,000
Non-current					(725,000)	-
Current					$40,000	$1,077,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. During the year ended December 31, 2020, the Company made payments of $100,000. On February 25, 2021 the Company extended the note to February 8, 2023 with no changes to the other terms of the note agreement. As of December 31, 2020, the outstanding balance of the note amounted to $725,000.

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

As of September 30, 2021, the outstanding balance of the note amounted to $725,000.

(B)

On December 1, 2015, the Company issued a note payable to a former member of the Company’s board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of December 31, 2020, the outstanding principal balance of the note amounted to $112,000.

On September 24, 2021 the Company settled the entire note payable and all corresponding accrued interest and accounts payable related to the former board member for $140,000, which resulted in a gain of $82,000.

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

As of September 30, 2021, and December 31, 2020, the outstanding balance of the note amounted to $40,000 and $240,000, respectively.

Total interest expense for notes payable to related parties was $88,000 and $106,000 for the nine months ended September 30, 2021 and 2020, respectively. The Company paid $112,000 and $100,000 in interest for the nine months ended September 30, 2021 and 2020, respectively.

8. NOTES PAYABLE

The Company had the following notes payable as of September 30, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Balance at September 30, 2021	Balance at December 31, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$-	$1,218,000
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	-	90,000
Total notes payable				150,000	1,458,000
Non-current				(150,000)	(1,458,000)
Current				$-	$-

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

The PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of December 31, 2020, the outstanding balance of the PPP loan was $1,218,000.

On January 4, 2021 the entire PPP loan and accrued interest, totaling $1,226,000, was forgiven and accounted as a gain on debt extinguishment.

(B)

On May 15, 2020, the Company executed an unsecured loan with the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, begin on May 15, 2021.

As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid. As a result, the Company accounted this $10,000 as part of “Other Income” in fiscal 2020.

(C)

As a result of the acquisition of SoloFire in September 2020, the Company assumed SoloFire’s PPP loan of $90,000 it obtained in May 2020 under the same PPP (see discussion “A”).

On May 17, 2021 the entire note and accrued interest, totaling $91,000, was forgiven and accounted as a gain on debt extinguishment.

9. DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at September 30, 2021	Balance at December 31, 2020

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	$215,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	161,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	63,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021 and 50% on January 10, 2022	82,000	163,000

Total			521,000	1,042,000
Non-current			-	(521,000)
Current			$521,000	$521,000

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

During the nine months ended September 30, 2021, the Company paid $278,000 of the outstanding balance. As of September 30, 2021, the outstanding balance amounted to $278,000.

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

During the nine months ended September 30, 2021, the Company paid $243,000 of the outstanding balance. As of September 30, 2021, the outstanding balance amounted to $243,000.

10. CONVERTIBLE SERIES A PREFERRED STOCK AND WARRANT OFFERING

On August 14, 2019, we entered into the Securities Purchase Agreement (“SPA”) with the Preferred Purchasers, pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Preferred Stock (which, at the initial conversion price, were convertible into an aggregate of up to approximately 3.87 million shares of Common Stock) and the August Warrants to purchase up to an equivalent number of shares of Common Stock. We closed the offering on August 14, 2019 and issued 5,030 shares of Series A Preferred Stock and granted the August Warrants to purchase up to 3,245,162 shares of Common Stock in connection therewith. We received proceeds of $4,688,000, net of direct costs of $342,000. The offering was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

On September 16, 2019, we filed a registration statement on Form S-3 with the SEC to register the shares of Common Stock underlying the August Warrants. The registration statement was declared effective on September 19, 2019. We have agreed to keep such registration statement continuously effective for a period of 24 months.

We are also prevented from issuing shares of Common Stock upon exercise of the August Warrants, which, when aggregated with any shares of Common Stock issued on or after the issuance date and prior to such exercise date, (i) in connection with the exercise of any August Warrants issued pursuant to the SPA, and (ii) in connection with the exercise of any warrants issued to any registered broker-dealer as a fee in connection with the issuance of the securities pursuant to the SPA, would exceed 4,459,725 shares of Common Stock (the “19.99% Cap”). This prohibition will terminate upon the approval by our stockholders of a release from such 19.99% Cap.

The August Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings. In addition, the August Warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the August Warrants were accounted as a derivative liability issuance in 2019 (see Note 11).

During the nine months ended September 30, 2021, the entire 2,006 shares of Preferred Stock were converted into 1,978,728 shares of Common Stock, which included 155,087 shares of common stock issued as a contractual inducement to convert with a fair value of $348,000. Pursuant to current accounting guidelines, the Company recorded the fair value of $348,000 as a deemed dividend. As of September 30, 2021, there are no shares of Series A Preferred stock issued and outstanding.

11. DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. In prior years, the Company granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the fundamental transaction clause of these warrants is accounted for as a derivative liability in accordance with ASC 815 and are being re-measured every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	September 30, 2021	Upon Extinguishment in 2021	December 31, 2020
Stock Price	$1.92	$2.47	$1.65
Exercise Price	$1.41	$1.18	$1.41
Expected Life	2.42	3.32	3.17
Volatility	122%	144%	107%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.35%	0.33%	0.23%
Total Fair Value	$5,839,000	$4,513,000	$8,266,000

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

During the nine months ended September 30, 2021, the Company recorded a charge of $2,086,000 to account for the changes in the fair value of these derivative liabilities. In addition, 1,829,190 of the Series A warrants that were accounted as a derivative liability were exercised to common stock and 33,334 warrants that were accounted as a derivative liability were forfeited as part of a legal settlement (see Note 17). As a result, the Company computed the fair value of the corresponding derivate liabilities one last time that amounted to $4,513,000 and pursuant to current accounting guidelines, the extinguishment was accounted as part of equity.

At September 30, 2021, the fair value of the derivative liability amounted to $5,839,000. The details of derivative liability transactions for the nine months ended September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Beginning balance	$8,266,000	$5,048,000
Fair value upon issuance of notes payable and/or warrants	-	3,951,000
Change in fair value	2,086,000	(4,295,000)
Extinguishment	(4,513,000)	(159,000)
Ending balance	$5,839,000	$4,545,000

12. COMMON STOCK

The Company’s Common Stock activity for the nine months ended September 30, 2021 was as follows:

Common Stock

Shares Issued as Part of the Company’s Public Offering

On March 15, 2021, the Company completed a registered direct offering with institutional investors for the purchase and sale of 9,375,000 shares of common stock at a purchase price of $1.60 per share which resulted in net proceeds of $14,129,000. Included in the $14,129,000 is a refund of $144,000 from the underwriter.

Shares Issued as Part of the Company’s At-The Market Issuances

In August 2021, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) (“ATM”) with Truist Securities, Inc. (the “Sales Agent”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). The ATM offering is a follow-on offering of securities utilized by the Company in order to raise capital over a period of time. In an ATM offering, the Company sells newly issued shares into the trading market through a designated sales agent at prevailing market prices.

During the nine months ended September 30, 2021, the Company received net proceeds of $4,722,000. The Company terminated the Sales Agreement in October 2021.

Shares Issued for Services

During the nine months ended September 30, 2021, the Company issued 1,198,610 shares of Common Stock to certain employees and vendors for services rendered and to be rendered with a fair value of $2,057,000. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date or the date the Company entered into the agreement related to the issuance. In addition, 104,790 shares granted to employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting $131,000. Pursuant to current accounting guidelines, the Company accounted the return of the 104,790 shares and the payment of $131,000 for income and payroll taxes paid on behalf the employees as a reduction in additional paid in capital, or a net balance of $1,926,000.

Shares Issued for Debt

During the nine months ended September 30, 2021, the Company issued 182,397 shares of Common Stock to employees as settlement of payroll of $281,000 that was previously recorded as accrued payroll as of December 31, 2020 or March 31, 2021. These shares of Common Stock were valued based on the market value of the Company’s Common Stock price at the issuance date and approximates the carrying value of the accrued payroll.

Shares Issued for Accounts Payable

During the nine months ended, the Company converted an aggregate of $19,000 in accounts payable to Kimerling & Wisdom, LLC into 10,500 shares of its restricted Common Stock. Such securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Shares Issued from Conversion of Note Payable – Related Party

During the nine months ended, the Company issued 194,175 shares of Common Stock upon a partial conversion of a note payable of the Company’s Chief Executive Officer totaling $200,000. The conversion price was $1.03, which was closing price of the Company’s common stock on the day of conversion.

Shares Issued for Settlement of Litigation

During the nine months ended September 30, 2021, the Company issued 600,000 shares to EMA Financial to settle a litigation. The fair market value of the shares issued was based on the closing price of Company’s stock on the day of settlement which amounted to $678,000. As of the settlement date the Company had previously accrued $585,000 and as a result the Company recorded an additional $93,000 in general and administrative expenses to account for the difference between the fair value of the common shares issued and amount accrued.

13. RESTRICTED STOCK AWARDS

On December 20, 2019, the Company approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “Plan”).

A summary of restricted stock unit activity for the nine months ended September 30, 2021 is presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Non-vested at December 31, 2020	2,185,946	$1,943,000	$1.17
Granted	813,265	1,374,000	1.69
Vested/deemed vested	(889,212)	(1,285,000)	1.09
Forfeited	-	-	-
Non-vested at September 30, 2021	2,109,999	$2,032,000	$1.41

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

The total fair value of restricted stock units that vested or deemed vested for the nine months ended September 30, 2021 was $1,285,000 and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. In addition, during the nine months ended September 30, 2021, the Company issued 889,212 shares of its restricted stock based upon its vesting. As of September 30, 2021 the amount of unvested compensation related to issuances of restricted stock units was $2,032,000 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

14. STOCK OPTIONS

On December 20, 2019, the Company adopted its 2019 Omnibus Incentive Plan (the “Plan”).

At its discretion, the Company grants share option awards to certain employees and non-employees under the Plan and accounts for it in accordance with ASC 718, Compensation – Stock Compensation.

A summary of option activity for the nine months ended September 30, 2021 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)

Outstanding at December 31, 2020	6,031,775	$1.55	2.68
Granted	2,150,833	1.69	-
Forfeited	(2,078,473)	2.52	-
Exercised	(575,730)	1.28	-
Outstanding at September 30, 2021	5,528,405	$1.70	2.26

Vested September 30, 2021	2,685,732	$2.22

Exercisable at September 30, 2021	2,013,888	$2.01

At September 30, 2021, the intrinsic value of the outstanding options was $1,939,000.

During the nine months ended September 30, 2021, the Company granted stock options to employees to purchase a total of 2,150,833 shares of Common Stock for services rendered. The options have an average exercise price of $1.69 per share, expire in five years, vesting one and four years from grant date. The total fair value of these options at grant date was approximately $3,563,000 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the nine months ended September 30, 2021 amounted to $1,234,000. As of September 30, 2021, the total unrecognized stock-based compensation expense was $2,940,000, which is expected to be recognized as part of operating expense through September 2025. In addition, a total of 575,730 shares of stock options were exercised. As a result of the exercise of the option, the Company issued 509,465 shares of common stock and received cash of $569,000.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.10% - 0.92%	0.17% - 0.39%
Average expected term	5 years	1 to 5 years
Expected volatility	232.84 -240.03%	270.10 - 270.57%
Expected dividend yield	-	-

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

15. STOCK WARRANTS

The Company had the following warrants outstanding as of September 30, 2021, all of which are exercisable:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Warrants	Price	Life (Years)

Outstanding at December 31, 2020	13,351,251	$2.48	3.38
Granted	138,889	2.61	-
Forfeited	(196,449)	6.38	-
Exercised	(2,285,389)	1.25	-
Outstanding at September 30, 2021, all vested	11,008,302	$2.67	2.63

At September 30, 2021 the intrinsic value of the outstanding warrants was $2,996,000.

During the nine ended September 30, 2021, the Company granted 138,889 warrants with a fair value of $287,000 to an officer as part of a note payable modification (see Note 7).

During the nine months ended September 30, 2021, a total of 2,285,389 warrants were exercised into a cash and cashless basis, which resulted in the issuance of 2,254,411 shares of Common Stock at a weighted average exercise price of $1.25. The Company received cash of $2,784,000 upon exercise of the warrants.

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

There were 100 issued and outstanding shares of Class A Unit as of September 30, 2021 and December 31, 2020.

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

During the period ended September 30, 2021, pursuant to the terms of the Class B shares, all holders of the Company’s Class B shares converted their shares to common stock. As a result of these conversions, the Company reclassified the recorded fair value of the Class B shares of $3,065,000 as part of additional paid in capital. As of the September 30, 2021, all 2,642,159 Class B units were converted into 2,642,159 shares of Verb Technology common stock.

17. COMMITMENTS AND CONTINGENCIES

Litigation

a.	Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company does not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when the Company purchased all of his shares of stock more than 4 years ago in January 2016. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the court issued an order (i) denying the former employee’s motion for summary judgment, (ii) partly granting the former employee’s motion for summary adjudication, and (iii) partly denying the former employee’s motion for summary adjudication. The court has not set a definitive trial date for this matter but expects it to occur in the first half of 2022. The Company believes that the resolution of this matter will have no material effect on the Company or its operations.

b.	Legal Malpractice Action

The Company is currently in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed its complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915,000 in legal fees. The Company disputes owing this amount to BH. The Company believes that the resolution of these matters will have no material effect on the Company or its operations.

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

Total board fees expensed during the nine months ended September 30, 2021 was $356,000. As of September 30, 2021, total board fees to be recognized in future period amounted to $119,000 and will be recognized once the service has been rendered.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 10, 2021, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Issuance of Common Stock

Subsequent to September 30, 2021, the Company issued 33,499 shares of Common Stock with average fair market value of $2.06 per share to vendors for services rendered.

Subsequent to September 30, 2021, a total of 167,250 options were exercised into 167,250 shares of Common Stock at an average exercise price of $1.42. The Company received cash of $232,000 upon exercise of the options.

Grant of Stock Options

Subsequent to September 30, 2021, the Company granted stock options to employees to purchase a total of 62,500 shares of Common Stock for services to be rendered. The options have an average exercise price of $2.00 per share, expire in five years, and vest over a period of 4 years from grant date. The total fair value of these options at the grant date was $124,000 using the Black-Scholes option pricing model.

Shares Issued as Part of the Company’s At-The Market Issuances

Subsequent to September 30, 2021, the Company received $185,000 of net proceeds associated with an At-The-Market Issuance.

Advance on Future Receipts

Subsequent to September 30, 2021, the Company received advances from unaffiliated third parties totaling $4,815,000 for the purchase of future receipts/revenues of $5,928,000. Pursuant to the terms of the agreement the unaffiliated third parties will auto withdraw an aggregate of $19,000 from the Company’s operating account each banking day plus an average monthly payment of $353,000 over the next six months. The term of the agreement extends until the advances are paid in full. The Company may pay off the advances for $5,228,000 if paid within 45 days of funding or for $5,452,000 if paid between 46 and 60 days of funding.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of our company for the three- and nine-month periods ended September 30, 2021 and 2020 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiary, Verb Direct, LLC, or Verb Direct, on a consolidated basis, unless otherwise specified.

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our white-labelled Customer Relationship Management (“CRM”) application for large sales-based enterprises; verbTEAMS, our CRM application for small-and medium-sized businesses and solopreneurs; verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our artificial intelligence notification application, and verbMAIL, our interactive video sales communication tool integrated with Microsoft Outlook.

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

Our Products

verbCRM combines the capabilities of CRM lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons which, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other novel features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs.

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

verbPULSE is a business/augmented intelligence notification-based sales enablement platform feature set that tracks users’ interactions with current and prospective customers and then helps coach users by telling them what to do next in order to close the sale, virtually automating the selling process.

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

We continue to invest in the future of interactive livestreaming. Following are some of our recent initiatives:

MARKETPLACE is a centralized online destination where shoppers could explore scores of shoppable livestream events, and over time - thousands, across numerous product and service categories, being hosted by people from all over the world, always on - 24/7 - where shoppers could communicate with the hosts, asking questions about products in real-time - through an on-screen chat visible to all shoppers – that allows shoppers who have invited their friends and family to join them there to share the experience - to communicate directly with each other in real time, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, product to product.

The Marketplace business model is a simple but next-level B to B play. It is a multi-vendor platform, with a single follow-me style unified shopping cart, and robust ecommerce capabilities with the tools for consumer brands, big box brick and mortar stores, boutiques, influencers and celebrities to connect with their clients, customers, their fans, followers, and prospects by providing a unique, interactive social shopping experience that we believe could keep them coming back and engaged for hours.

A big differentiator for Marketplace is that it also provides an online meeting place for friends and family to meet, chat, shop and enjoy a fun, immersive shopping experience in real time together from anywhere and everywhere in the world. Marketplace will provide vendors with extensive business building analytics capabilities not available on, and not shared by many operators of other social media sites who regard that information as valuable proprietary property. All vendors on Marketplace will retain this valuable intelligence for their own, unlimited use.

Marketplace allows vendors an opportunity to reach not only the shoppers they invite to the site from their own client and contact lists, but also those shoppers who came to the site independently who will discover these vendors as they browse through the many other shoppable events hosted simultaneously on Marketplace 24/7, from around the world. We believe our revenue model will be attractive to vendors and will consist of SaaS recurring revenue as well as a share of revenue generated through sales on the platform.

Marketplace will also incorporate a modified version of our verbLIVE Attribution technology, allowing vendors who so choose, to leverage extremely powerful, built-in affiliate marketing capabilities. Non-vendor visitors to the site can search for those vendors that have activated the Attribution feature for their events and be compensated when people they referred to that vendor, purchase products or services during that vendor’s shopping event. We expect that this feature, unique to Marketplace, will drive many more shoppers who will be referred from all over the world, producing a cross-pollination effect enhancing the revenue opportunities for all Marketplace vendors, while also creating an attractive income generating opportunity for non-vendor Marketplace patrons.

Marketplace is an entirely new platform, built wholly independently and separate from our verbLIVE sales platform, representing what we believe is the state of the art of shoppable video technology. It will utilize an ultra-low latency private global CDN network that we control, allowing us to deliver a high-quality experience and platform performance capabilities. We also believe that Marketplace will expose vendors to our entire suite of sales enablement products, such as verbMAIL, among others, that could drive new cross selling revenue opportunities.

verbTV is an online destination for shoppable entertainment. Whereas Marketplace is a social shopping experience, verbTV is a destination for those seeking commercial-free television content, such as concerts, game shows, sports, including e-sports, sitcoms, podcasts, special events, news, including live events, and other forms of video entertainment that is all interactive and shoppable. verbTV represents an entirely new distribution channel for all forms of content by a new generation of content creators looking for greater freedom to explore the creative possibilities that a native interactive video platform can provide for their audience. We believe content creators may also enjoy greater revenue opportunities through the native ecommerce capabilities the platform provides to sponsors and advertisers who will enjoy real-time monetization, data collection and analytics. Through verbTV, sponsors and advertisers will be able to accurately measure the ROI from their marketing spend, instead of relying on decades-old, imprecise viewership information.

At launch, verbTV will feature the popular business pitch show “2 Minute Drill” currently shown on Amazon Prime and Bloomberg TV. However, verbTV will host a shoppable version of the 12 episodes of the upcoming Season 3. Each episode is a fast-paced reality show where 5-6 entrepreneurs competing for $50,000 in cash and prizes, have 2 minutes to impress the judges with the best investor pitch. Our CEO is one of the judges on the show. Expected to air in early 2022, verbTV viewers will be able to click on-screen and purchase the products and services of the contestants featured on the show, among other contemplated interactive features. Dave Meltzer, the creator of the show, and Co-founder of Sports 1 Marketing and the former CEO of the renowned Leigh Steinberg Sports & Entertainment agency, has signed-on with Verb to produce other interactive and shoppable entertainment for verbTV. Other such partnerships, as well as a creator program, are currently in progress.

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

In May 2020, we executed a contract with Range Printing (“Range”), a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range receives orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a service fee arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us.

Our Market

Our client base has historically consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our clients now include large enterprises in the life sciences sector, professional sports franchises, educational institutions, not-for-profits, as well as clients in the entertainment industry, and the burgeoning CBD industry, among other business sectors. As of September 30, 2021, we provide subscription-based application services to approximately 140 enterprise clients for use in over 139 countries, in over 48 languages, which collectively account for a user base generated through more than 3.0 million downloads of our verbCRM application. Among the new business sectors targeted for this year are medical equipment and pharmaceutical sales, armed services and government institutions, small businesses and individual entrepreneurs.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTeams. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include:

a.	Design, printing services, and fulfillment. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.

b.	Shipping services. The revenue is recognized when the corresponding products or fulfillment are shipped.

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

Impact of COVID-19 on Our Business and Industry

Throughout 2020 and the first nine months of 2021, governments and businesses around the world continue to take actions to mitigate the spread of COVID-19 and its variants, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

Despite increased vaccine distribution programs and loosening of COVID-19 related restrictions in the regions in which we operate during the nine months ended September 30, 2021, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain.

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

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. However, we are committed to our employees returning to the workplace in the long-term. Throughout the nine months ended September 30, 2021 and through the filing of this Quarterly Report, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the end of 2021. Our workforce has continued to effectively develop and support our product and service offerings notwithstanding the current environment.

We began the period ended September 30, 2021 with healthy demand for our products, including our SaaS related products, many of which are designed to enable our customers to manage their businesses virtually. In the nine months ended September 30, 2021, we have been negatively impacted in our non-digital related business as many events and sales opportunities have been cancelled or moved to virtual due to the pandemic. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.

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

Results of Operations

Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

The following is a comparison of our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change

Revenue
SaaS recurring subscription revenue	$1,846,000	$1,478,000	$368,000
Other digital	510,000	360,000	150,000
Total digital revenue	2,356,000	1,838,000	518,000

Design, printing, and fulfillment	461,000	836,000	(375,000)
Shipping	83,000	186,000	(103,000)
Total non-digital revenue	544,000	1,022,000	(478,000)

Total revenue	2,900,000	2,860,000	40,000

Cost of Revenue
Digital	542,000	349,000	193,000
Design, printing, and fulfillment	471,000	768,000	(297,000)
Shipping	73,000	188,000	(115,000)
Total cost of revenue	1,086,000	1,305,000	(219,000)

Gross margin	1,814,000	1,555,000	259,000

Operating expenses
Research and development	3,513,000	2,407,000	1,106,000
Depreciation and amortization	400,000	388,000	12,000
General and administrative	6,130,000	6,655,000	(525,000)
Total operating expenses	10,043,000	9,450,000	593,000

Loss from operations	(8,229,000)	(7,895,000)	(334,000)

Other income (expense), net
Other income (expense)	8,000	(2,000)	10,000
Financing costs	-	(248,000)	248,000
Interest expense - amortization of debt discount	(497,000)	(110,000)	(387,000)
Change in fair value of derivative liability	(141,000)	975,000	(1,116,000)
Gain on extinguishment of note payable	82,000	-	82,000
Interest expense	(28,000)	(40,000)	12,000
Total other income, net	(576,000)	575,000	(1,151,000)

Loss before income tax provision	(8,805,000)	-	(1,485,000)

Deemed dividend to Series A preferred stockholders	(348,000)	-	(348,000)

Net loss to common stockholders	$(9,153,000)	$(7,320,000)	$(1,833,000)

Revenue

Revenue for the quarter ended September 30, 2021 was derived primarily from new and existing client subscriptions to our sales enablement platform that is comprised of our suite of sales software products that now include verbCRM, verbLEARN, verbTEAMS, verbLIVE, and verbPULSE. The revenue we derive from these products is divided into two main categories: digital revenue and non-digital revenue. Within the digital revenue category, we have two forms of revenue. The first is SaaS recurring subscription revenue based on contract-based subscriptions to our products and platform services. The second is non-SaaS digital revenue which is revenue generated by the creation of digital designs, use of our apps and in-app purchases, such as sampling and other services obtained through the app. Non-digital revenue is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These include design, printing, fulfillment, and shipping services. We now outsource the printing and fulfillment services to a strategic partner as part of a cost reduction/margin enhancement plan we instituted in 2020.

Quarter-over-quarter, we continue to experience meaningful growth in our total digital revenue and SaaS recurring subscription revenue. The following table compares our revenues for the three months ended September 30, 2021 to the three months ended June 30, 2021:

	Three Months Ended September 30, 2021	Three Months Ended June 30, 2020	Change

Revenue
SaaS recurring subscription revenue	$1,846,000	$1,601,000	$245,000
Other digital	510,000	209,000	301,000
Total digital revenue	2,356,000	1,810,000	546,000

Design, printing, and fulfillment	461,000	477,000	(16,000)
Shipping	83,000	105,000	(22,000)
Total non-digital revenue	544,000	582,000	(38,000)

Total revenue	$2,900,000	$2,392,000	$508,000

For the quarter ended September 30, 2021, we added 16 new client contracts with a combined minimum contract value of $1.1 million which constitutes a new record for our company for new contracts executed in a single quarter. Our total digital revenue (consisting of SaaS and non-SaaS digital revenue) was $2.4 million, an increase of 30% over the quarter ended June 30, 2021, and an increase of 28% over the quarter ended September 30, 2020. Digital revenue, the main focus of our current business building initiatives, now represents more than 81% of our total revenue, an increase from the 76% of total revenue for the quarter ended June 30, 2020, and an increase from the 64% of total revenue for the quarter ended September 30, 2020, reflecting a positive growth trend for our high-margin digital revenue.

Our SaaS recurring digital revenue for the quarter ended September 30, 2021, was approximately $1.8 million, representing an increase of 15% over the quarter ended June 30, 2021, and an increase of 25% from the quarter ended September 30, 2020. Non-SaaS digital revenue was $510,000, representing an increase of 144% from the quarter ended June 30, 2021, and an increase of 42% from the quarter ended September 30, 2020. Total revenue for the quarter ended September 30, 2021, was $2.9 million, an increase of 20% from the $2.4 million for the quarter ended June 30, 2021, and an increase of approximately 1% from the quarter ended September 30, 2020, attributable to the then lower percentage of digital revenue versus non-digital revenue, the trend for which we successfully reversed, as discussed above.

SaaS recurring revenue as a percentage of total digital revenue for the quarter ended September 30, 2021, was 78%, compared with 80% for the quarter ended September 30, 2020, and down from the 88% for the quarter ended June 30, 2021. We believe the decrease in our SaaS digital mix for the quarter ended September 30, 2021, is a positive development as discussed above, it is attributed to a record-breaking new client contracts executed this quarter in representing an aggregate of $1.1 million in minimum contract value – a new record for our Company. These new SaaS contracts have produced an increase in non-SaaS digital revenue for the quarter ended September 30, 2021, from digital design fees that we are permitted to recognize as that work is completed during the quarter. That increase in our non-SaaS digital revenue resulted in an increase in that revenue as a percentage of total digital revenue.

Notably, the guaranteed base value of $1.1 million from the 16 new client contracts executed during the quarter ended September 30, 2021, are expected to generate annual recurring revenue of approximately $500,000. However, that does not include additional revenue that historically, we generate and expect to recognize from existing clients who have recently launched and those that are about to launch verbLIVE with Attribution, as well as Pulse and Learn which we anticipate could add as much or more than an additional $1 million in annual recurring revenue. This anticipated additional revenue is based on historical data and does not include any revenue we expect to add during 2022 from Marketplace, verbTV, and verbMAIL, among other as yet unannounced initiatives.

The table below sets forth our quarterly revenues from the quarter ended September 30, 2019 through the quarter ended September 30, 2021, which reflects the trend of revenue since our Nasdaq listing in April 2019:

	2019 Quarterly Revenue		2020 Quarterly Revenue				2021 Quarterly Revenue
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
SaaS recurring subscription revenue	$953,000	$995,000	$1,057,000	$1,274,000	$1,478,000	$1,305,000	$1,461,000	$1,601,000	$1,846,000
Other digital	485,000	344,000	400,000	406,000	360,000	218,000	340,000	209,000	510,000
Total digital revenue	1,438,000	1,339,000	1,457,000	1,680,000	1,838,000	1,523,000	1,801,000	1,810,000	2,356,000

Design, printing, and fulfillment	1,164,000	965,000	728,000	713,000	836,000	467,000	615,000	477,000	461,000
Shipping	271,000	181,000	169,000	259,000	186,000	109,000	110,000	105,000	83,000
Total non-digital revenue	1,435,000	1,146,000	897,000	972,000	1,022,000	576,000	725,000	582,000	544,000

Grand total	$2,873,000	$2,485,000	$2,354,000	$2,652,000	$2,860,000	$2,099,000	$2,562,000	$2,392,000	$2,900,000

Cost of Revenue

Total cost of revenue for the quarter ended September 30, 2021 was $1.1 million, compared to $1.3 million for the quarter ended September 30, 2020. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs offset by increased digital costs to support additional enterprise customers on the platform, increased users within our existing customer base, and free trials associated with verbLIVE and verbMAIL.

Gross Margin

Total gross margin for the quarter ended September 30, 2021, was $1.8 million, compared to $1.6 million for the quarter ended September 30, 2020. The increase is attributed to the strategic shift to digital revenue from the low margin non-digital revenue.

Operating Expenses

Research and development expenses were $3.5 million for the quarter ended September 30, 2021, as compared to $2.4 million for the quarter ended September 30, 2020. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed the development of verbLIVE, our attribution feature, PULSE, MARKETPLACE, enhancements to verbCRM, as well as the Microsoft Outlook integration, among other yet unannounced features and products.

We continue to pursue cost reductions within development department that have been planned for year-end 2021 as we move from R&D mode to maintenance mode for many of our products. While we may likely see some of the planned development cost reduction offset by increases in marketing expenses associated with the upcoming launches of Marketplace and verbTV, we hope to offset those increases in marketing expenses by potential new and additional revenue from Marketplace pre-launch activities currently in the planning stage. Given the progress of Marketplace development, we’ve determined to capitalize $2.3 million in development expenses that will be depreciated over 3 years.

Depreciation and amortization expenses were $400,000 for the quarter ended September 30, 2021, as compared to $388,000 for the quarter ended September 30, 2020. The increase is associated with the amortization of SoloFire intangible assets.

General and administrative expenses for the quarter ended September 30, 2021 were $6.1 million, as compared to $6.7 million for the quarter ended September 30, 2020. The decrease in spending is attributed to lower stock compensation expense of $1.3 million offset by increases in labor of $.5 million, marketing of $.1 million, and external software of $.1 million to support growth, anticipated product launches, implementation of NetSuite computerized ERP system, and ongoing compliance with Sarbanes Oxley.

Other income (expense), net, for the quarter ended September 30, 2021, was ($.6) million, which was attributed to the amortization of debt discount of ($.5) million, and a change in the fair value of derivative liability of $(.1) million. All offset by a gain on extinguishment of a note payable of $.1 million. Other income (expense), net, for the quarter ended September 30, 2020, was $.6 million, which was attributed to a change in the fair value of derivative liability of $1 million, offset by financing costs of ($.3) million, and interest expense for amortization of debt discount of ($.1), million.

Nine Months Ended September 30, 2021, as Compared to the Nine Months Ended September 30, 2020

The following is a comparison of our results of operations for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change

Revenue
SaaS recurring subscription revenue	$4,908,000	$3,809,000	$1,099,000
Other digital	1,059,000	1,166,000	(107,000)
Total digital revenue	5,967,000	4,975,000	992,000

Design, printing, and fulfillment	1,553,000	2,277,000	(724,000)
Shipping	298,000	614,000	(316,000)
Total non-digital revenue	1,851,000	2,891,000	1,040,000

Total revenue	7,818,000	7,866,000	(48,000)

Cost of Revenue
Digital	1,651,000	843,000	808,000
Design, printing, and fulfillment	1,520,000	2,106,000	(586,000)
Shipping	249,000	554,000	(305,000)
Total cost of revenue	3,420,000	3,503,000	(83,000)

Gross margin	4,398,000	4,363,000	35,000

Operating expenses
Research and development	9,610,000	5,308,000	4,302,000
Depreciation and amortization	1,214,000	1,108,000	106,000
General and administrative	20,018,000	14,187,000	5,831,000
Total operating expenses	30,842,000	20,603,000	10,239,000

Loss from operations	(26,444,000)	(16,240,000)	(10,204,000)

Other income (expense), net
Other income (expense)	85,000	1,000	84,000
Financing costs	-	(248,000)	248,000
Interest expense - amortization of debt discount	(1,537,000)	(384,000)	(1,153,000)
Change in fair value of derivative liability	(2,086,000)	4,295,000	(6,381,000)
Gain on extinguishment of note payable	1,399,000	-	1,399,000
Debt extinguishment, net	(287,000)	-	(287,000)
Interest expense	(92,000)	(114,000)	22,000
Total other income, net	(2,518,000)	3,550,000	(6,068,000)

Loss before income tax provision	(28,962,000)	(12,690,000)	(16,272,000)

Deemed dividend to Series A preferred stockholders	(348,000)	(3,951,000)	3,603,000

Net loss to common stockholders	$(29,310,000)	$(16,641,000)	$(12,669,000)

Revenue

Total digital revenue of approximately. $6.0 million for the 9 months ended September 30, 2021, increased 20% from the 9 months ended September 30, 2020. SaaS recurring digital revenue (a component of Total digital revenue) for the 9 months ended September 30, 2021, was $4.9 million, an increase of 29% for the 9 months ended September 30, 2020.

SaaS recurring revenue as a percentage of total digital revenue for the 9 months ended September 30, 2021, was 82%, compared with 77% for the 9 months ended September 30, 2020. Research and development expenses were $9.6 million for the 9 months ended September 30, 2021, compared with $5.3 million for the 9 months ended September 30, 2020, with the increase attributed to the development of verbLIVE, VERB’s new Attribution feature, product enhancements to verbCRM, verbPULSE, the Microsoft Outlook integration and the forthcoming new Marketplace platform, among other as yet unannounced features and products.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2021, was $3.4 million, compared to $3.5 million for the nine months ended September 30, 2020. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs offset by increased digital costs to support additional enterprise customers on the platform, increased users within our existing customer base, and free trials associated with verbLIVE and verbMAIL.

Gross Margin

Total gross margin for the nine months ended September 30, 2021, was $4.4 million, virtually flat with the $4.4 million for the nine months ended September 30, 2020.

Operating Expenses

Research and development expenses were $9.6 million for the nine months ended September 30, 2021, as compared to $5.3 million for the nine months ended September 30, 2020. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to the development of verbLIVE, our attribution feature, PULSE, MARKETPLACE, enhancements to verbCRM, as well as the Microsoft Outlook integration, and our new Marketplace platform.

Depreciation and amortization expenses were $1,214,000 for the nine months ended September 30, 2021, as compared to $1,108,000 for the nine months ended September 30, 2020. The increase is associated with the amortization of SoloFire intangible assets.

General and administrative expenses for the nine months ended September 30, 2021, were $20.0 million, as compared to $14.2 million for the nine months ended September 30, 2020. The increase in spending was to support growth, anticipated product launches, implementation of NetSuite computerized ERP system, ongoing compliance with Sarbanes Oxley, and an additional eight months of SoloFire operations. The notable increases versus the nine months ended September 30, 2020, were increases in labor of $2.2 million, professional services of $1.5 million, marketing and promotion of $1.1 million, SoloFire of $0.5 million, and external software of $0.3 million.

Other income (expense), net, for the nine months ended September 30, 2021, was ($2.5) million, which was attributed to a change in the fair value of derivative liability of ($2.1) million, the amortization of debt discount of ($1.6) million, debt extinguishment of ($.3) million and interest expense of ($.1) million. All offset by a gain on extinguishment of a note payable of $1.4 million, and other income of $.1 million. Other income (expense), net, for the nine months ended quarter ended September 30, 2020, totaled $3.6 million, which was attributed to a change in the fair value of derivative liability of $4.3 million, offset by interest expense for amortization of debt discount of ($.4) million, financing costs of ($.3) million, and interest expense of ($.1) million.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net loss	$(8,805,000)	$(7,320,000)	$(28,962,000)	$(12,690,000)

Adjustments:
Other (income) / expense, net	(8,000)	2,000	(85,000)	(1,000)
Stock compensation expense	986,000	2,244,000	4,652,000	4,796,000
Financing costs	-	248,000	-	248,000
Amortization of debt discount	497,000	110,000	1,537,000	384,000
Change in fair value of derivative liability	141,000	(975,000)	2,086,000	(4,295,000)
Gain on extinguishment of note payable	(82,000)	-	(1,399,000)	-
Debt extinguishment, net	-	-	287,000	-
Interest expense	28,000	40,000	92,000	114,000
Depreciation and amortization	400,000	388,000	1,214,000	1,108,000
Total EBITDA adjustments	1,962,000	2,057,000	8,384,000	2,354,000
Modified EBITDA	$(6,843,000)	$(5,263,000)	$(20,578,000)	$(10,336,000)

The $1.6 million decrease in Modified EBITDA for the three months ended September 30, 2021, compared to the same period in 2020, resulted from an increase in research and development, labor related costs, marketing and promotion, external software, and professional services.

The $10.2 million decrease in Modified EBITDA for the nine months ended September 30, 2021, compared to the same period in 2020, resulted from an increase research and development, labor related costs, professional services, marketing and promotion, eight months of expenses related to SoloFire, and external software.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $28,962,000 during the nine months ended September 30, 2021. We also utilized cash in operations of $18,223,000 during the nine months ended September 30, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. In addition, our independent registered public accounting firm, in its report on our December 31, 2020, consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

Overview

As of September 30, 2021, we had cash of $3,658,000. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash used in operating activities	$(18,223,000)	$(9,790,000)
Cash used in investing activities	(2,344,000)	(88,000)
Cash provided by financing activities	22,410,000	19,617,000
Increase in cash	$1,843,000	$9,739,000

Cash Flows – Operating

For the nine months ended September 30, 2021, our cash flows used in operating activities amounted to $18.2 million, compared to cash used for the nine months ended September 30, 2020, of $9.8 million. The change is attributed to the growth of the business that increased product development, labor related costs, marketing and promotion, professional services, inclusion of SoloFire operating expenses, and external software costs. Plus, a change in accounts receivable of ($873,000), a change in deferred compensation of ($521,000), offset by a change in accounts payable, accrued expenses, and accrued interest of 2,552,000 and a change in deferred revenue and customer deposits of $793,000, compared to the nine months ended September 30, 2020.

Cash Flows – Investing

For the nine months ended September 30, 2021, our cash flows used for investing activities amounted to ($2,344,000), which was attributed to the capitalization of research and development costs of ($2,329,000), the purchase of property and equipment of ($26,000), offset from proceeds from the sale of property and equipment of $11,000. For the nine months ended September 30, 2020, our cash flows used in investing activities amounted to ($88,000). The change is attributed to fixed asset purchases associated with new offices in Newport Beach, California and cash received related to the acquisition of SoloFire in September 2020.

Cash Flows – Financing

Our cash provided by financing activities for the nine months ended September 30, 2021, amounted to $22.4 million, which represented $18.9 million of net proceeds from the issuance of shares of our common stock, advances on future receipts of $7.4 million, proceeds from warrant exercises of $2.8 million, and proceeds from option exercises of $569,000, all offset by ($7.2) million of payments against advance on future receipts. Our cash provided by financing activities for the nine months ended September 30, 2020, amounted to $19.6 million, which represented $16.8 million of net proceeds from the issuance of shares of our common stock, proceeds from warrant exercises of $2.2 million, $1.4 million of net proceeds from notes payable and $728,000 from advances on future receipts, all offset by ($1.4) million of payments against advance on future receipts.

Shares Issued as Part of the Company’s At-The-Market Issuances

In August 2021, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) (“ATM”) with Truist Securities, Inc. (the “Sales Agent”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). The ATM offering is a follow-on offering of securities utilized by the Company in order to raise capital over a period of time. In an ATM offering, the Company sells newly issued shares into the trading market through a designated sales agent at prevailing market prices.

During the nine months ended September 30, 2021, the Company received net proceeds of $4,722,000. The Company terminated the Sales Agreement in October 2021.

Notes Payable – Related Parties

We had the following outstanding notes payable to related parties as of September 30, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2021
Note (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000
Note (B)	December 1, 2015	April 1, 2017	12.0%	112,000	-
Note (C)	April 4, 2016	June 4, 2021	12.0%	343,000	40,000

Total notes payable – related parties, net					765,000
Non-current					(725,000)
Current					$40,000

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, our majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. During the year ended December 31, 2020, we made payments of $100,000. On February 25, 2021, we extended the note to February 8, 2023 with no changes to the other terms of the note agreement. On May 19, 2021, the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of our common stock on the day of conversion. As of September 30, 2021, the outstanding balance of the note amounted to $725,000.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of September 30, 2021, the outstanding principal balance of the note was $0.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 is not convertible. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and matured on June 4, 2021. On May 19, 2021, the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of the Company’s common stock on the day of conversion. On May 19, 2021, $200,000 was converted into 194,175 shares of common stock. The conversion price was $1.03 that was the closing price of the Company’s common stock on the day of conversion. As of September 30, 2021, the outstanding balance of the note amounted to $40,000.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at September 30, 2021

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021, and 50% on January 10, 2022	$215,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021, and 50% on January 10, 2022	161,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021, and 50% on January 10, 2022	63,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021, and 50% on January 10, 2022	82,000
Total deferred compensation payable – related parties			521,000
Non-current			-
Current			$521,000

(A)

On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer annual incentive compensation of $430,000 and $125,000, respectively, for services rendered. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. 50% of the annual incentive compensation was due on January 10, 2021, and the remaining 50% on January 10, 2022.

During the nine months ended September 30, 2021, the Company paid $278,000 of the outstanding balance. As of September 30, 2021, the outstanding balance amounted to $278,000.

(B)

On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our Chief Financial Officer a bonus for the successful up-listing to The Nasdaq Capital Market and the acquisition of Verb Direct totaling $324,000 and $163,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. 50% of the annual incentive compensation was due on January 10, 2021, and the remaining 50% on January 10, 2022.

During the nine months ended September 30, 2021, we paid $243,000 of the outstanding balance. As of September 30, 2021, the outstanding balance amounted to $243,000.

Advance on Future Receipts

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2021

Note A	January 13, 2021	September 10, 2021	28%	$844,000	$-
Note A	January 13, 2021	September 10, 2021	28%	844,000	-
Note B	February 18, 2021 – March 3, 2021	August 3, 2021 – August 15, 2021	3%	1,696,000	-
Note C	June 30, 2021	December 31, 2021	7%	1,210,000	618,000
Note D	June 30, 2021	March 1, 2022	28%	2,720,000	1,750,000
Total				$7,314,000	2,368,000
Debt discount					(515,000)
Net					$1,853,000

(A)	On January 13, 2021, the Company received two secured advances from the same unaffiliated third party totaling $1,213,000 for the purchase of future receipts/revenues of $1,688,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $11,000 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note. The Company may pay off either note for $744,000 if paid within 30 days of funding; for $775,000 if paid between 31 and 60 days of funding; or for $806,000 if paid within 61 to 90 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $1,688,000 to account for the future receipts sold and a debt discount of $475,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(B)	In February and March 2021, the Company received secured advances from an unaffiliated third party totaling $1,637,000 for the purchase of future receipts/revenues of $1,696,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $283,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 3% based on the face value of the notes. As a result, the Company recorded a liability of $1,696,000 to account for the future receipts sold and a debt discount of $59,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(C)

On June 30, 2021, the Company received secured advances from an unaffiliated third party totaling $1,118,000 for the purchase of future receipts/revenues of $1,210,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $197,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 7% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $1,210,000 to account for the future receipts sold and a debt discount of $92,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

(D)	On June 30, 2021, the Company received secured advances from an unaffiliated third party totaling $1,960,000 for the purchase of future receipts/revenues of 2,720,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $15,200 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. The Company may pay off the note for $2,200,000 if paid within 45 days of funding and for $2,380,000 if paid between 46 and 60 days of funding. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $2,720,000 to account for the future receipts sold and a debt discount of $760,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

Notes Payable

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2021
Note A	April 17, 2020	April 17, 2022	1.00%	$1,218,000	$-
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	90,000	-
Total notes payable				1,458,000	150,000
Non-current				(1,458,000)	(150,000)
Current				$-	$-

(A)

On April 17, 2020, the Company received loan proceeds in the amount of $1,218,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

(C)

On May 1, 2020, SoloFire received loan proceeds in the amount of $90,000 under the PPP. The loan and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

On May 17, 2021, the entire note and accrued interest was forgiven and was accounted as a gain on debt extinguishment.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring losses since inception. Our net loss was $28,962,000 for the nine months ended September 30, 2021. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

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

We have registered domain names and trademarks in the United States and may also pursue additional registrations both in and outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. We estimate our executive officers and directors and their respective affiliates beneficially owned approximately 8.7% of our outstanding voting stock as of November 10, 2021. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
11.1	At-The-Market Issuance Sales Agreement, dated August 20, 2021 (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Company with the SEC on August 20, 2021).
5.1	Opinion of Stradling Yocca Carlson & Rauth, P.C (incorporated by reference to Exhibit 5.1 to the Form 8-K filed by the Company with the SEC on August 20, 2021).
23.1	Consent of Stradling Yocca Carlson & Rauth, P.C (incorporated by reference to Exhibit 23.1 to the Form 8-K filed by the Company with the SEC on August 20, 2021).
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: November 15, 2021	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jeffrey Clayborne
Jeffrey Clayborne
Chief Financial Officer
(Principal Accounting Officer)

