Form 10-K
period 2021-12-31
Verb Technology Company, Inc.
filed 2022-03-31
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $119,638,000.

As of March 25, 2022, there were 80,167,176 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III, Items 10–14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

● our ability to continue as a going concern;

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

● our ability to pay our debt obligations as they become due; and

● our susceptibility to security breaches and other disruptions.

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

PART I

ITEM 1. BUSINESS

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business, and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook.

We use the term “client” and “customer” interchangeably throughout this Annual Report.

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

Our Products

verbCRM combines the capabilities of CRM lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons which, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs.

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

verbTEAMS is our interactive, video-based CRM for professional sports teams, small-and medium-sized businesses, and solopreneurs. verbTEAMS also incorporates verbLIVE as a bundled application. verbTEAMS features self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high-quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click sync capability with Salesforce.

We continue to invest in the future of interactive livestreaming. Following are some of our recent initiatives:

MARKET is a centralized online destination where shoppers could explore scores of shoppable livestream events, and over time - thousands, across numerous product and service categories, being hosted by people from all over the world, always on - 24/7 - where shoppers could communicate with the hosts, asking questions about products in real-time - through an on-screen chat visible to all shoppers – that allows shoppers who have invited their friends and family to join them there to share the experience - to communicate directly with each other in real time, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, product to product.

The MARKET business model is a simple but next-level B to B play. It is a multi-vendor platform, with a single follow-me style unified shopping cart, and robust ecommerce capabilities with the tools for consumer brands, big box brick and mortar stores, boutiques, influencers and celebrities to connect with their clients, customers, their fans, followers, and prospects by providing a unique, interactive social shopping experience that we believe could keep them coming back and engaged for hours.

A big differentiator for MARKET is that it also provides an online meeting place for friends and family to meet, chat, shop and enjoy a fun, immersive shopping experience in real time together from anywhere and everywhere in the world. MARKET will provide vendors with extensive business building analytics capabilities not available on, and not shared by many operators of other social media sites who regard that information as valuable proprietary property. All vendors on MARKET will retain this valuable intelligence for their own, unlimited use.

MARKET allows vendors an opportunity to reach not only the shoppers they invite to the site from their own client and contact lists, but also those shoppers who came to the site independently who will discover these vendors as they browse through the many other shoppable events hosted simultaneously on MARKET 24/7, from around the world. We believe our revenue model will be attractive to vendors and will consist of SaaS recurring revenue as well as a share of revenue generated through sales on the platform.

MARKET will also incorporate a modified version of our verbLIVE Attribution technology, allowing vendors who so choose, to leverage extremely powerful, built-in affiliate marketing capabilities. Non-vendor visitors to the site can search for those vendors that have activated the Attribution feature for their events and be compensated when people they referred to that vendor, purchase products or services during that vendor’s shopping event. We expect that this feature, unique to MARKET, will drive many more shoppers who will be referred from all over the world, producing a cross-pollination effect enhancing the revenue opportunities for all MARKET vendors, while also creating an attractive income generating opportunity for non-vendor MARKET patrons.

MARKET is an entirely new platform, built wholly independently and separate from our verbLIVE sales platform, representing what we believe is the state of the art of shoppable video technology. It will utilize an ultra-low latency private global CDN network that we control, allowing us to deliver a high-quality experience and platform performance capabilities. We also believe that MARKET will expose vendors to our entire suite of sales enablement products, such as verbMAIL, among others, that could drive new cross selling revenue opportunities.

verbTV is an online destination for shoppable entertainment. Whereas MARKET is a social shopping experience, verbTV is a destination for those seeking commercial-free television content, such as concerts, game shows, sports, including e-sports, sitcoms, podcasts, special events, news, including live events, and other forms of video entertainment that is all interactive and shoppable. verbTV represents an entirely new distribution channel for all forms of content by a new generation of content creators looking for greater freedom to explore the creative possibilities that a native interactive video platform can provide for their audience. We believe content creators may also enjoy greater revenue opportunities through the native ecommerce capabilities the platform provides to sponsors and advertisers who will enjoy real-time monetization, data collection and analytics. Through verbTV, sponsors and advertisers will be able to accurately measure the ROI from their marketing spend, instead of relying on decades-old, imprecise viewership information.

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

Popular Enterprise Back-Office System Integrations. We have integrated verbCRM into systems offered by 19 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. Our experience confirms that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

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

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. During the year ended December 31, 2021, our client base expanded to include large enterprises in the life sciences sector, professional sports franchises, educational institutions, and not-for-profit organizations, as well as clients in the entertainment industry and the burgeoning CBD industry, among other business sectors. As of December 31, 2021, we provided subscription-based application services to approximately 150 enterprise clients for use in over 100 countries, in over 48 languages, which collectively account for a user base generated through more than 3.1 million downloads of our verbCRM application. Among the new business sectors targeted for this year are medical equipment and pharmaceutical sales, armed services and government institutions, small businesses and individual entrepreneurs.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTeams. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers.

Distribution Methods

We distribute our services through the following methods:

●	Prospective customers and clients can subscribe to our applications on a monthly or annual contract through a simple, web-based sign-up form accessible on our website (https://www.verb.tech), as well as through interactive sign-up links that we distribute via email, text messaging and through social media;

●	Enterprise users that subscribe to our verbCRM software service can distribute custom-branded sign-up links to their internal and external staff via email or other electronic means;

●	We have entered into partnership agreements with other CRM providers to incorporate our interactive video technology into such other CRM providers’ software platforms to be offered to their existing and prospective client base for an additional monthly recurring fee, which fee is shared with us. In January 2018, we entered into such an agreement with Oracle America, Inc. to integrate our interactive video technology into their NetSuite platform on a revenue-share basis. In February 2018, we entered into a similar agreement with Adobe Marketo to integrate our interactive video technology into their platform on a revenue-share basis. On January 23, 2019, we entered into an agreement with Microsoft to integrate our interactive video technology into Microsoft’s Office 365 services product line, beginning with its email platform Outlook and their internal communications platform TEAMS. On February 4, 2019, we entered into a revenue share partnership agreement with Salesforce.com to integrate our interactive video technology into the Salesforce.com CRM platform;

●	We have entered into license and partnership agreements with digital marketing companies and advertising agencies to resell our Verb interactive video technology to their existing and prospective client bases for monthly fees which fees are shared with us. In March 2018, we entered into such an agreement with DR2Marketing, LLC to use and resell our applications to their clients on a revenue-share basis;

●	We expect to enter into partnership agreements with large cloud services providers, to bundle our application with such providers’ other applications offered to their existing and prospective global customer base in order to generate greater utilization fees from such customers’ need for more data storage and bandwidth required by video-based applications. For example, under our agreement with Microsoft, their value-added cloud services resellers may choose to bundle our application for resale to their respective customer bases; and

●	We employ a direct sales team, as well as outside sales consultants.

Our Historical Background

Verb Technology Company, Inc. is a SaaS application platform developer, incorporated in 2012 in the state of Nevada.

On February 1, 2019, we implemented a 1-for-15 reverse stock split of our common stock, $0.0001 par value per share (our “common stock”). As a result of the reverse stock split, every 15 shares of our pre-split common stock were combined and reclassified into one share of our common stock. Our consolidated financial statements have been recast to reflect the 1-for-15 reverse stock split of our common stock.

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

On October 18, 2021, we established verbMarketplace, LLC (“Market LLC”), a Nevada limited liability company. Market LLC is a wholly owned subsidiary of the Company established for our MARKET platform.

Our common stock and common stock purchase warrants trade on The Nasdaq Capital Market under the symbols “VERB” and “VERBW,” respectively. Our Internet website address is https://www.verb.tech.

Marketing

We utilize our own proprietary interactive video platform as the foundation of our ongoing marketing initiatives. Our initiatives include, among other things, daily, broad-based social media engagement by a dedicated team of full-time employees and outside consultants; management of our interactive video-based website; and interactive video-based email campaigns and television commercials. In addition, the 19 direct sales back-office systems providers with whom we have integrated verbCRM, market our applications to their customers and prospects in exchange for finders’ fees.

Competition

CRM software generated more than $69 billion in sales revenue throughout the world in 2020, accounts for the largest share in the overall enterprise software market, and is the third fastest growing according to a 2020 market share update from Gartner. We compete in the CRM applications industry, as well as in the video conferencing/webinar industry. We believe that CRM applications that incorporate our proprietary Verb interactive video technology provide significant competitive advantages over the CRM applications that do not. Salesforce, Microsoft, Oracle, SAP, and Adobe, the long-term leaders in the CRM sector, collectively account for approximately 36% of industry sales. These companies, as well as many others, have numerous differences in feature sets and functionality, but all share certain basic attributes. Most of them were designed before the advent and proliferation of mobile phones, social media, and the technology behind the current ubiquity of video over the internet and more recently on mobile devices. While many of them have attempted to incorporate video capabilities into their respective CRM platforms, sometimes in ‘‘bolt-on’’ fashion, we do not believe any of them has done so in a manner that is as effective as our interactive in-video ecommerce platform that allows users to place clickable calls-to-action right in the video, including into users’ pre-existing sales and product videos. In addition, Verb’s interactive videos are viewable on both mobile and desktop devices regardless of operating system and without the need to download a proprietary player or program.

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

We recently filed a provisional patent application with the U.S. Patent and Trademark Office (“PTO”) with respect to providing interactive video streams involving interactive buttons which we utilize in our video products. However, our provisional patent application may not result in the issuance of a patent, or may result in narrow claims, which may limit the protection we are attempting to obtain. We also hold a number of granted patents in two families with pending continuations. A first family relates to systems and methods for enhanced networking, conversion tracking, and conversion attribution. This family contains two issued patents (U.S. Pat. No. 9,792,380, issued October 17, 2017; and U.S. Pat. No. 10,467,317, issued Nov. 5, 2019) and a pending continuation. A second family relates to systems and methods for generating a custom campaign. This family contains one issued patent (U.S. Pat. No. 10,643,247, issued May 5, 2020) and a pending continuation. These existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of such patents may be challenged by third parties, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology or appropriate licenses under third-party patents, which may not be available on acceptable terms or at all.

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

Research and Development

We incurred $12,345,000 and $7,933,000 of research and development expenses during the years ended December 31, 2021 and 2020, respectively. In addition to the amounts expensed in 2021, the Company capitalized $4,348,000 of costs associated with the development of MARKET. These costs consist of expenditures for the research and development of new products and technology. They are primarily expenses to vendors contracted to perform research projects and development of our interactive video-based sales enablement platform and associated applications.

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

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we do not have any customers that represent more than 10% of our 2021 revenue.

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

Human Capital Management

As of March 25, 2022, we had 107 full-time statutory employees, five part-time employees, and 55 independent contractors. We engage independent contractors on an as-needed basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, both full-time and part-time, consultants, and independent contractors, is satisfactory.

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

We provide competitive compensation and benefits for our employees. Our compensation packages may include base salary, commission or annual performance-based bonuses, and share-based compensation. We also offer general employee medical, dental, and vision insurance, health savings and flexible spending accounts, mental health resources, paid time off, paid family leave, life and disability insurance, and 401(k) plan matching contributions. These programs and our overall compensation packages seek to attract and retain talented employees.

We take the health and welfare of our employees very seriously and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the end of 2022. We are committed to our employees returning to the workplace in the long-term.

Impact of COVID-19 on Our Business and Industry

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

Despite increased vaccine distribution programs and loosening of COVID-19-related restrictions in the regions in which we operate during the year ended December 31, 2021, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. As such, our business, operations and financial condition has been, and we anticipate will continue to be, adversely impacted by reduced demand for our applications and non-digital services, as well as reduced access to capital. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures to strengthen our financial position, including eliminating, reducing, or deferring non-essential expenditures. However, the extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors, including the duration and extent of the pandemic, the emergence of variants to COVID-19 the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. Throughout the year ended December 31, 2021 and through the filing of this Annual Report, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees.

We began the year ended December 31, 2021 with healthy demand for our products, including our SaaS products, many of which are designed to enable our customers to manage their businesses virtually. Our non-digital business was negatively impacted in the year ended December 31, 2021 as events and sales opportunities were cancelled or shifted to a virtual environment due to the pandemic. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.

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

We have incurred recurring losses since our inception in 2012. Our net loss was $34,486,000 for the year ended December 31, 2021 and $24,956,000 for the year ended December 31, 2020. To date, we have funded our operations through cash collected from sales of our products and services, offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our technology and infrastructure, and our marketing and sales efforts. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events.

To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. These expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. To offset these anticipated increased operating expenses, we will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

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

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2021 and 2020 have raised substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

If we are unable to generate sufficient cash flow from operations to operate our business and pay our debt obligations as they become due, we may need to seek to borrow additional funds, dispose of our assets, or reduce or delay capital expenditures. There can be no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the results of which would be that our stockholders would lose some or all of their investment. Our audited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. For additional information, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Going Concern,” as well as Note 1 to our consolidated financial statements included within this Annual Report.

Public health threats, such as the COVID-19 pandemic, natural disasters and other events beyond our control, have had and may continue to have a significant negative impact on our business, sales, results of operations and financial condition.

Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. These conditions have had significant negative impacts on all aspects of our business. Our business is dependent on the continued health and productivity of our employees, including our software engineers, sales staff and corporate management team. Individually and collectively, the consequences of the COVID-19 pandemic have had, and may continue to have, a material adverse effect on our business, sales, results of operations and financial condition. In addition, our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services.

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

The extent to which the COVID-19 pandemic, or other public health threats, natural disasters or catastrophic events, ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

Our indebtedness, and the agreements governing such indebtedness, subject us to required debt service payments, as well as financial restrictions and operating covenants, any of which may reduce our financial flexibility and affect our ability to operate our business.

From time to time, we have financed our liquidity needs in part from borrowings made under various credit agreements. As of December 31, 2021, the aggregate outstanding balance of our notes payable was $5,096,000. Additionally, in January 2022 we entered into a securities purchase agreement with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300,000 in convertible notes due 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”), as well as a security agreement with the Note Holders in connection with the Note Offering, pursuant to which we granted a security interest to the Note Holders in substantially all of our assets.

The agreements underlying these transactions contain certain financial restrictions, operating covenants, and debt service requirements. Our failure to comply with obligations under these agreements, or inability to make required debt service payments, could result in an event of default under the agreements. A default, if not cured or waived, could permit a lender to accelerate payment of the loan, which could have a material adverse effect on our business, operations, financial condition, and liquidity. Further, if our debt is accelerated, we cannot be certain that funds will be available to pay the debt or that we will have the ability to refinance the debt on terms satisfactory to us or at all. If we are unable to repay or refinance the accelerated debt, we could become insolvent and seek to file for bankruptcy protection, which would have a material adverse impact on our financial condition.

In addition, the covenants in our credit agreements could limit our ability to engage in transactions that would be in our best interest, or otherwise respond to changing business and economic conditions, and may therefore have a material impact on our business. For example, our borrowings will require debt service payments, which could require us to divert funds identified for other purposes to such debt service payments. Further, if we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance the debt, dispose of its assets, or reduce or delay expenditures. Alternatively, we may be required to issue equity to obtain necessary funds, which would be dilutive to our stockholders. We do not know whether we would be able to take any of these actions on a timely basis or at all.

Our current or future level of indebtedness could affect our operations in several ways, including the following:

●	the covenants contained in current or future agreements governing outstanding indebtedness may limit our ability to borrow additional funds, refinance debt, dispose of assets, and make certain investments;

●	debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

●	a significant level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

●	a high level of debt may impair our ability to obtain additional financing in the future for working capital, debt service requirements, acquisitions, or other purposes.

For additional information refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” as well as Note 1 to our consolidated financial statements included elsewhere in this Annual Report.

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

The market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, and many of our competitors, including Salesforce.com, Microsoft, Oracle, SAP SE, and Adobe, which collectively account for approximately 36% of industry sales, have greater name recognition, longer operating histories, and larger marketing budgets, as well as substantially greater financial, technical, and other resources, than we do. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards, customer requirements, competitive pressures, or challenges within the financial markets. Furthermore, because of these advantages, even if our products and services are more effective than the products and services that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our products and services. If we do not compete effectively against our current and future competitors, our operating results could be harmed.

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

In addition, we are subject to numerous federal, state, provincial and foreign laws regarding privacy and protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers require us to notify them in the event of a security incident. Evolving regulations regarding personal data and personal information, including the General Data Protection Regulation, the California Consumer Privacy Act of 2018 (“CCPA”), and the recently passed California Privacy Rights Act, which amends the CCPA and has many provisions that will go into effect on January 1, 2023, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes.

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

We may not be able to find suitable software developers at an acceptable cost or at all.

We currently rely on certain key suppliers and vendors in the coding and maintenance of our software. We will continue to require such expertise in the future. Due to the current demand for skilled software developers, we run the risk of not being able to find or retain suitable and qualified personnel at an acceptable price, or at all. These risks may be greater now than in the past due to current general labor shortages in the United States. Without these developers, we may not be able to further develop and maintain our software, which is the most important aspect of our business development.

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

We have two patents related to our system for providing access to, storing and distributing content, and we recently filed a provisional patent application with the U.S. Patent and Trademark Office (“PTO”), with respect to our interactive video technology. We have one patent related to methods for generating a custom campaign, and one continuation with respect to the same. Our provisional patent application may not result in the issuance of a patent, or certain claims may be rejected or may need to be narrowed, which may limit the protection we are attempting to obtain. In addition, our existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of our patents may be opposed, challenged, or circumvented by third parties, including our competitors, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology, or obtain appropriate licenses under third-party patents, which may not be available on acceptable terms or at all.

We have registered domain names and trademarks in the United States and may pursue additional registrations both in and outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Notwithstanding our efforts, third parties may independently develop technology that is not covered by our patents, or that is similar to, or competes with, our technology. In addition, our intellectual property may be infringed or misappropriated by third parties, particularly in foreign countries where the laws and governmental authorities may not protect our proprietary rights as effectively as those in the United States. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.

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

We expect we will need significant additional capital in the future to continue our planned operations, including any potential acquisitions, hiring new personnel and continuing activities as an operating public company. To the extent we seek additional capital through a combination of public and private equity offerings and debt financings, our stockholders may experience substantial dilution. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. A failure to obtain adequate funds may cause us to curtail certain operational activities, including sales and marketing, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 14,994,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of March 25, 2022, we had no shares of preferred stock outstanding.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. We estimate our executive officers and directors and their respective affiliates beneficially owned approximately 8.5% of our outstanding voting stock as of March 25, 2022. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

On April 12, 2019, the Company acquired four office and warehouse leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. The lessor of the office and warehouse area is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of Verb Direct. On January 3, 2022, the Company entered into a termination agreement for certain offices and warehouse leases in Utah. Under the terms of the agreement, two of the building leases terminated on January 15, 2022 and the other two terminate on April 30, 2022, after which the Company is not obligated to make any payments related to these leases.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 21 “Commitments and Contingencies,” in the notes to our audited consolidated financial statements of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4a. INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman of the Board, President, Chief Executive Officer, Secretary, and Director	66	October 16, 2014
Salman H. Khan	Chief Financial Officer and Treasurer	43	January 20, 2022
James P. Geiskopf	Lead Director	62	October 16, 2014
Philip J. Bond	Director	65	September 10, 2018
Kenneth S. Cragun	Director	61	September 10, 2018
Nancy Heinen	Director	65	December 20, 2019
Judith Hammerschmidt	Director	67	December 20, 2019
Jeffrey R. Clayborne	Former Chief Financial Officer and Treasurer	51	July 15, 2016

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

Rory J. Cutaia, Chairman of the Board, President, Chief Executive Officer, and Secretary

Rory J. Cutaia has served as our Chairman of the Board, President, Chief Executive Officer, and Secretary, since December 2012 upon the formation of Cutaia Media Group, LLC, in which roles he has continued to serve through our October 2014 acquisition of bBooth USA to the present, and served as our Treasurer from December 2012 to January 2022. Mr. Cutaia founded CMG in 2012 and bBooth, Inc. in 2014. In May 2014, CMG and bBooth, Inc. merged and became known as bBoothUSA, which entity was acquired in October 2014 by GSD, our predecessor. Prior to that, from October 2006 to August 2011, he was a partner and Entrepreneur-in-Residence at Corinthian Capital Group, Inc. (“Corinthian”), a private equity fund based in New York City that invested in middle-market, U.S. based companies. During his tenure at Corinthian, from June 2008 to October 2011, Mr. Cutaia was the co-founder and Executive Chairman of Allied Fiber, Inc., a company engaged in the construction of a nation-wide fiber-optic network, and from June 2007 to August 2011, Mr. Cutaia was the Chief Executive Officer of GreenFields Coal Company, a company engaged in the deployment of technology to recycle coal waste and clean-up coal waste sites. Before joining Corinthian, from January 2000 to October 2006, he founded and was the Chairman and Chief Executive Officer of The Telx Group, Inc. (“Telx”), a company engaged in the telecom carrier inter-connection, co-location, and data center business, which he sold in 2006. Before founding Telx, he was a practicing lawyer with Shea & Gould, a prominent New York City law firm. Mr. Cutaia obtained his Juris Doctorate degree from the Fordham University School of Law in 1985 and his Bachelor of Science, magna cum laude, in business management from the New York Institute of Technology in 1982.

We believe that Mr. Cutaia is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his education and business experiences described above.

Salman H. Khan, Chief Financial Officer and Treasurer

Salman H. Khan was appointed as Interim Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Treasurer on January 20, 2022 after having joined the company in May 2021 as Executive Vice President of Corporate Development and Strategic Planning where he worked closely with the Company’s CEO in connection with mergers and acquisitions and capital market activities. On March 30, 2022, the Company’s Board of Directors approved Mr. Khan’s appointment as the Company’s permanent Chief Financial Officer. Prior to joining Verb, Mr. Khan served as business division chief financial officer, among other senior executive level positions with Occidental Petroleum Corporation and its spinoff, California Resources Corporation, a NYSE listed company with a market capitalization of approximately $3.5 billion. Mr. Khan has more than 20 years of finance and accounting experience with eight years at Arthur Andersen, PricewaterhouseCoopers and Ernst & Young, where he served domestic and international clients in technology, media, telecommunications, entertainment, and biotechnology industries. Mr. Khan holds a Masters in Business Administration from the University of Michigan, Ross School of Business and is a licensed chartered certified accountant (UK).

James P. Geiskopf, Lead Director

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

Kenneth S. Cragun, Director

Kenneth S. Cragun was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Audit Committee, and to serve on the Compensation and Governance and Nominating Committees. Mr. Cragun was appointed as Chief Financial Officer of BitNile Holdings, Inc. a diversified holding company, on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as BitNile Holdings’ Chief Accounting Officer since October 1, 2018, and since January 2019, as the Senior Vice President of Finance for Alzamend Neuro, Inc., a biopharma company. Mr. Cragun also served as a partner of Hardesty, LLC, a national executive services firm. He was a partner of its Southern California Practice from October 2016 to October 2018. From January 2018 to September 2018, Mr. Cragun served as the Chief Financial Officer of CorVel Corporation, or CorVel. CorVel is an Irvine, California-based national provider of workers’ compensation solutions for employers, third-party administrators, insurance companies, and government agencies. Mr. Cragun is a two-time finalist for the Orange County Business Journal’s “CFO of the Year – Public Companies” and has more than 30 years of experience, primarily in the technology industry. He served as Chief Financial Officer of two NASDAQ-listed companies: Local Corporation (April 2009 to September 2016), formerly based in Irvine, California, which operated a U.S. top 100 website “Local.com” and, in June 2015, filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code, or Bankruptcy Code, and Modtech Holdings, Inc. (June 2006 to March 2009), formerly based in Perris, California Mr. Cragun received his B.S. in Accounting from Colorado State University-Pueblo.

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

Judith Hammerschmidt, Director

Judith Hammerschmidt was appointed as one of our directors effective December 20, 2019. Ms. Hammerschmidt has spent the last 37 years as an international attorney. She began her career as a Special Assistant to two Attorneys General of the United States, focusing on international matters of interest to the U.S. government, including negotiating treaties and agreements with foreign governments. She then joined Dickstein, Shapiro & Morin, LLP, a Washington, D.C. firm, where she represented companies around the world as they expanded internationally in highly regulated environments. Her clients included Guess? Inc., Pfizer Inc., Merck & Co., Inc., the Receiver for Bank of Credit and Commerce International of the United Arab Emirates, Recycled Paper Products, Inc., and Herbalife Nutrition Ltd. (“Herbalife”). She provided structuring, growth, and regulatory advice for these and other companies. She joined Herbalife as Vice President and General Counsel of Europe in 1994, becoming Executive Vice President and International Chief Counsel in 1996. In 2002, she was part of the management group that sold Herbalife. Since that time, she has served as outside counsel to a series of entrepreneurial companies looking to expand internationally, primarily in the food and drug/nutritional supplements space. In addition, Ms. Hammerschmidt was a Principal in JBT, LLC, a privately held company that owned “mindful dining” restaurants in the Washington, D.C. area. Those properties were sold in 2010. She expects to continue to act as outside counsel for small companies while serving on our board of directors.

We believe that Ms. Hammerschmidt’s legal experience, her client relationships, and her more than 30 years of experience in the direct sales industry, will provide a benefit to us, our stockholders, and our board of directors.

Jeffrey R. Clayborne, Former Chief Financial Officer and Treasurer

Jeffrey R. Clayborne served as our Chief Financial Officer from July 15, 2016. On January 20, 2022, Mr. Clayborne resigned from the Company. Pursuant to consulting and separation agreements, Mr. Clayborne continued as a consultant with the Company to assist with transition matters. Mr. Clayborne’s departure is not due to a dispute or disagreement with the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “VERB.”

Holders of Common Stock

As of March 25, 2022, there were approximately 88 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Dividends

We have never declared or paid dividends. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. Pursuant to a Securities Purchase Agreement we entered into on January 12, 2022 with three institutional investors, which we disclosed on a Form 8-K filed with the SEC on January 13, 2022, we are prohibited from declaring or paying a cash dividend or distribution on any of our common stock.

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2021, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2021 and 2020, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.”

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook.

We use the term “client” and “customer” interchangeably throughout this Annual Report.

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

Our Products

verbCRM combines the capabilities of CRM lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons which, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs.

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

verbTEAMS is our interactive, video-based CRM for professional sports teams, small-and medium-sized businesses and solopreneurs. verbTEAMS also incorporates verbLIVE as a bundled application. verbTEAMS features self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high-quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click sync capability with Salesforce.

We continue to invest in the future of interactive livestreaming. Following are some of our recent initiatives:

MARKET is a centralized online destination where shoppers could explore scores of shoppable livestream events, and over time - thousands, across numerous product and service categories, being hosted by people from all over the world, always on - 24/7 - where shoppers could communicate with the hosts, asking questions about products in real-time - through an on-screen chat visible to all shoppers – that allows shoppers who have invited their friends and family to join them there to share the experience - to communicate directly with each other in real time, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, product to product.

The MARKET business model is a simple but next-level B to B play. It is a multi-vendor platform, with a single follow-me style unified shopping cart, and robust ecommerce capabilities with the tools for consumer brands, big box brick and mortar stores, boutiques, influencers and celebrities to connect with their clients, customers, their fans, followers, and prospects by providing a unique, interactive social shopping experience that we believe could keep them coming back and engaged for hours.

A big differentiator for MARKET is that it also provides an online meeting place for friends and family to meet, chat, shop and enjoy a fun, immersive shopping experience in real time together from anywhere and everywhere in the world. MARKET will provide vendors with extensive business building analytics capabilities not available on, and not shared by many operators of other social media sites who regard that information as valuable proprietary property. All vendors on MARKET will retain this valuable intelligence for their own, unlimited use.

MARKET allows vendors an opportunity to reach not only the shoppers they invite to the site from their own client and contact lists, but also those shoppers who came to the site independently who will discover these vendors as they browse through the many other shoppable events hosted simultaneously on MARKET 24/7, from around the world. We believe our revenue model will be attractive to vendors and will consist of SaaS recurring revenue as well as a share of revenue generated through sales on the platform.

MARKET will also incorporate a modified version of our verbLIVE Attribution technology, allowing vendors who so choose, to leverage extremely powerful, built-in affiliate marketing capabilities. Non-vendor visitors to the site can search for those vendors that have activated the Attribution feature for their events and be compensated when people they referred to that vendor, purchase products or services during that vendor’s shopping event. We expect that this feature, unique to MARKET, will drive many more shoppers who will be referred from all over the world, producing a cross-pollination effect enhancing the revenue opportunities for all MARKET vendors, while also creating an attractive income generating opportunity for non-vendor MARKET patrons.

MARKET is an entirely new platform, built wholly independently and separate from our verbLIVE sales platform, representing what we believe is the state of the art of shoppable video technology. It will utilize an ultra-low latency private global CDN network that we control, allowing us to deliver a high-quality experience and platform performance capabilities. We also believe that MARKET will expose vendors to our entire suite of sales enablement products, such as verbMAIL, among others, that could drive new cross selling revenue opportunities.

verbTV is an online destination for shoppable entertainment. Whereas MARKET is a social shopping experience, verbTV is a destination for those seeking commercial-free television content, such as concerts, game shows, sports, including e-sports, sitcoms, podcasts, special events, news, including live events, and other forms of video entertainment that is all interactive and shoppable. verbTV represents an entirely new distribution channel for all forms of content by a new generation of content creators looking for greater freedom to explore the creative possibilities that a native interactive video platform can provide for their audience. We believe content creators may also enjoy greater revenue opportunities through the native ecommerce capabilities the platform provides to sponsors and advertisers who will enjoy real-time monetization, data collection and analytics. Through verbTV, sponsors and advertisers will be able to accurately measure the ROI from their marketing spend, instead of relying on decades-old, imprecise viewership information.

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

Popular Enterprise Back-Office System Integrations. We have integrated verbCRM into systems offered by 19 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. Our experience confirms that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

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

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. During the year ended December 31, 2021, our client base expanded to include large enterprises in the life sciences sector, professional sports franchises, educational institutions, and not-for-profit organizations, as well as clients in the entertainment industry, and the burgeoning CBD industry, among other business sectors. As of December 31, 2021, we provided subscription-based application services to approximately 150 enterprise clients for use in over 100 countries, in over 48 languages, which collectively account for a user base generated through more than 3.1 million downloads of our verbCRM application. Among the new business sectors targeted for this year are medical equipment and pharmaceutical sales, armed services and government institutions, small businesses and individual entrepreneurs.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTeams. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers.

Recent Developments

SoloFire Acquisition

In September 2020 we completed the acquisition of Ascend Certification, LLC, dba SoloFire (“SoloFire”), which develops and markets leading SaaS-based sales enablement applications for sales representatives of medical device, diagnostics and life sciences companies. SoloFire’s platform empowers sales and marketing teams by allowing them to efficiently find, show, share and track regulatory and industry compliant, accurate and up-to-date content. With SoloFire, content can be locally stored, making it accessible without Wi-fi or mobile data, which is often a challenge in hospital environments. The sales tools can be tailored to a company’s unique medical products, while creating personalized sales conversations with physicians and other stakeholders. In addition, insights from in-depth analytics capabilities enable sales and marketing teams to identify and replicate the content that most resonates with clients, driving higher conversion rates. We have begun combining Verb’s sales enablement solutions, including our interactive video and interactive livestream ecommerce features, with the SoloFire mobile and desktop applications to provide even more powerful tools for this exciting new target market.

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

Despite increased vaccine distribution programs and loosening of COVID-19-related restrictions in the regions in which we operate during the year ended December 31, 2021, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. As such, our business, operations and financial condition has been, and we anticipate will continue to be, adversely impacted by reduced demand for our applications and non-digital services, as well as reduced access to capital. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures to strengthen our financial position, including eliminating, reducing, or deferring non-essential expenditures. However, the extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors, including the duration and extent of the pandemic, the emergence of variants to COVID-19 the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. Throughout the year ended December 31, 2021 and through the filing of this Annual Report, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees.

We began the year ended December 31, 2021 with healthy demand for our products, including our SaaS products, many of which are designed to enable our customers to manage their businesses virtually. Our non-digital business was negatively impacted in the year ended December 31, 2021 as events and sales opportunities were cancelled or shifted to a virtual environment due to the pandemic. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.

We continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic.

Results of Operations

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020

The following is a comparison of the results of our operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$6,831,000	$5,114,000	$1,717,000
Other digital revenue	1,347,000	1,384,000	(37,000)
Total digital revenue	8,178,000	6,498,000	1,680,000

Non-digital revenue
Design, printing, fulfillment, and shipping	2,346,000	3,467,000	(1,121,000)

Total revenue	10,524,000	9,965,000	559,000

Cost of Revenue
Digital	2,249,000	1,416,000	833,000
Non-digital	2,255,000	3,385,000	(1,130,000)
Total cost of revenue	4,504,000	4,801,000	(297,000)

Gross margin	6,020,000	5,164,000	856,000

Operating expenses
Research and development	12,345,000	7,933,000	4,412,000
Depreciation and amortization	1,677,000	1,510,000	167,000
General and administrative	25,710,000	20,458,000	5,252,000
Total operating expenses	39,732,000	29,901,000	9,831,000

Loss from operations	(33,712,000)	(24,737,000)	(8,975,000)

Other income (expense), net
Other income, net	92,000	102,000	(10,000)
Interest expense	(2,575,000)	(894,000)	(1,681,000)
Change in fair value of derivative liability	598,000	574,000	24,000
Debt extinguishment, net	1,112,000	-	1,112,000
Total other expense, net	(773,000)	(218,000)	(555,000)

Income tax	1,000	1,000	-

Net loss	(34,486,000)	(24,956,000)	(9,530,000)

Deemed dividend to Series A preferred stockholders	(348,000)	(3,951,000)	3,603,000

Net loss to common stockholders	$(34,834,000)	$(28,907,000)	$(5,927,000)

Revenue

We continue to experience meaningful growth in our total digital revenue and SaaS subscription revenue. For the year ended December 31, 2021, our total digital revenue was 78% of total revenue compared with 65% for the year ended December 31, 2020. Total digital revenue for the year ended December 31, 2021 was $8.2 million, an increase of 26% compared to $6.5 million for the year ended December 31, 2020. The increase was primarily driven from SaaS recurring subscription-based revenue associated with our verbCRM, verbLEARN, verbTEAMS, verbLIVE, and verbPULSE applications totaling $6.8 million, an increase of 34% compared to $5.1 million reported for the year ended December 31, 2020. Other digital revenue for the year ended December 31, 2021 was $1.3 million, compared to $1.4 million for the year ended December 31, 2020.

SaaS recurring subscription revenue as a percentage of total digital revenue for the year ended December 31, 2021 was 84%, compared with 79% for the year ended December 31, 2020. Our SaaS recurring subscription revenues continue to grow year over year, which is a reflection of our systematic investment in our digital business.

We executed 55 new client contracts during the year ended December 31, 2021 with a guaranteed base value of $3.3 million. We expect to generate annual recurring revenue of approximately $1.5 million from these engagements, which is in addition to revenue that we anticipate recognizing from new and existing clients launching verbLIVE with Attribution, Pulse, and Learn, as well as revenue we expect from MARKET, verbTV, verbMAIL, and other as yet unannounced initiatives.

Total non-digital revenue for the year ended December 31, 2021 was $2.3 million, compared to $3.5 million for the year ended December 31, 2020, which, is consistent with our strategy to focus on higher margin digital revenue versus our lower margin design, printing, fulfillment, and shipping legacy business.

The table below sets forth our quarterly revenues from the quarter ended December 31, 2019 through the quarter ended December 31, 2021, which reflects the trend of revenue over the past nine fiscal quarters:

	2019	2020 Quarterly Revenue				2021 Quarterly Revenue
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
SaaS recurring subscription revenue	$995,000	$1,057,000	$1,274,000	$1,478,000	$1,305,000	$1,461,000	$1,601,000	$1,846,000	$1,923,000
Other digital	344,000	400,000	406,000	360,000	218,000	340,000	209,000	510,000	288,000
Total digital revenue	1,339,000	1,457,000	1,680,000	1,838,000	1,523,000	1,801,000	1,810,000	2,356,000	2,211,000

Total non-digital revenue	1,146,000	897,000	972,000	1,022,000	576,000	725,000	582,000	544,000	495,000

Grand total	$2,485,000	$2,354,000	$2,652,000	$2,860,000	$2,099,000	$2,526,000	$2,392,000	$2,900,000	$2,706,000

Cost of Revenue

Total cost of revenue for the year ended December 31, 2021 was $4.5 million, compared to $4.8 million for the year ended December 31, 2020. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs offset by increased digital costs to support additional enterprise customers on the platform, increased users within our existing customer base, and free trials associated with verbLIVE and verbMAIL.

Gross Margin

Total gross margin for the year ended December 31, 2021, was $6.0 million, compared to $5.2 million for the year ended December 31, 2020. Gross margin increased to 57% for the year ended December 31, 2021 versus 52% in 2020. We continue to earn higher margins due to a systematic focus on our SaaS and digital business, which has a higher margin than our non-digital business.

Operating Expenses

Research and development expenses were $12.3 million for the year ended December 31, 2021, as compared to $7.9 million for the year ended December 31, 2020. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. The increase in research and development is attributed to the development of verbLIVE, our attribution feature, PULSE, enhancements to verbCRM, our verbMail integration with Microsoft Outlook, and our new MARKET platform.

Depreciation and amortization expenses were $1.7 million for the year ended December 31, 2021, as compared to $1.5 million for the year ended December 31, 2020. The increase is due to a full year of amortization of SoloFire intangible assets as compared to only four months in 2020.

General and administrative expenses for the year ended December 31, 2021 were $25.7 million, as compared to $20.5 million for the year ended December 31, 2020. The increase in spending was to support growth, anticipated product launches, implementation of NetSuite ERP system, ongoing compliance with Sarbanes Oxley, and an additional eight months of SoloFire operations. The notable increases versus the year ended December 31, 2020, were increases in labor of $2.8 million, marketing and promotion of $1.1 million, professional services of $0.9 million, SoloFire of $0.5 million, and external software of $0.3 million, all offset by a decrease in share-based compensation of ($0.5) million.

Other income (expense), net, for the year ended December 31, 2021 was ($0.8) million, which was attributed to interest expense of ($2.6) million, offset by a net gain on extinguishment of a note payable of $1.1 million, change in the fair value of derivative liability of $0.6 million, and other income of $0.1 million. Other income (expense), net, for the year ended December 31, 2020 was ($0.2) million, which was attributed to interest expense of ($0.9) million, offset by a change in the fair value of derivative liability of $0.6 million and other income (expense), net of $0.1 million.

Use of Non-GAAP Measures - Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, share-based compensation, financing costs and changes in fair value of derivative liability.

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

	Years Ended December 31,
	2021	2020

Net loss	$(34,486,000)	$(24,956,000)

Adjustments
Other income	(92,000)	(102,000)
Share-based compensation	5,668,000	6,119,000
Interest expense	2,575,000	894,000
Change in fair value of derivative liability	(598,000)	(574,000)
Debt extinguishment, net	(1,112,000)	-
Depreciation and amortization	1,677,000	1,510,000
Income tax	1,000	1,000

Total EBITDA adjustments	8,119,000	7,848,000
Modified EBITDA	$(26,367,000)	$(17,108,000)

The $9.3 million decrease in Modified EBITDA for the year ended December 31, 2021, compared to the same period in 2020, resulted from increased research and development costs, higher labor related costs to support growth, increased spending for marketing and promotion, and professional services.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $34,486,000 during the fiscal year ended December 31, 2021. We also utilized cash in operations of $25,862,000 during the fiscal year ended December 31, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations. Subsequent to December 31, 2021, we entered into the following financing agreements:

Equity financing:

On January 12, 2022, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, we have the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50,000,000 of newly issued shares (the “Total Commitment”) of our common stock, par value $0.0001 per share (the “Common Stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of common stock, valued at $750,000 at the time of issuance (the “Commitment Shares”), issued to the Investor as consideration for its commitment to purchase shares of common stock under the common stock purchase agreement.

The common stock purchase agreement initially precludes us from issuing and selling more than 14,747,065 shares of its common stock, including the Commitment Shares, which number of shares equals 19.99% of the common stock issued and outstanding immediately prior to the execution of the agreement, unless we obtain stockholder approval to issue additional shares, or unless certain exceptions apply.

Debt financing:

On January 12, 2022, we also entered into a securities purchase agreement with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300,000 in convertible notes due 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). We and the Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the Note Offering, pursuant to which we granted a security interest to the Note Holders in substantially all of its assets.

We received $6,000,000 in gross proceeds from the sale of the Notes. The Note Offering closed on January 12, 2022. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

Beginning on May 12, 2022, we are required to make nine monthly principal payments of $333,333, plus accrued interest, to the Note Holders, with the remaining principal amount of $3,300,000, plus accrued interest, due on the maturity date.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next twelve months. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. In addition, our independent registered public accounting firm, in its report on our December 31, 2021 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

Overview

As of December 31, 2021, we had cash of $937,000. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

On July 24, 2020, we concluded our public offering pursuant to a registration statement on Form S-1 (File No. 333-239055) and issued and sold 12,545,453 shares of common stock (which included 1,636,363 shares of common stock sold pursuant to the exercise by the underwriters of an overallotment option). The net proceeds to us, after deducting the underwriting discounts and commissions and direct offering expenses was $12,337,000.

On March 15, 2021 we completed a registered direct offering with institutional investors for the purchase and sale of 9,375,000 shares of common stock at a purchase price of $1.60 per share. Net proceeds were approximately $14,129,000.

In August 2021 and November 2021, we entered into two separate at-the-market issuance sales agreements (the “August 2021 ATM” and the “November 2021 ATM”, respectively) with Truist Securities, Inc., pursuant to our Registration Statement on Form S-3 (File No. 333-252167). The August 2021 ATM was terminated in October 2021. In January 2022, the aggregate offering price of the shares of our common stock that may be sold under the November 2021 ATM was reduced from $30,000,000 to $7,300,000. The August 2021 and November 2021 ATM offerings are a follow-on offering of securities utilized by us in order to raise capital over a period of time. In an ATM offering, we sell newly issued shares into the trading market through our designated sales agent at prevailing market prices. Net proceeds were approximately $7,937,000.

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Cash used in operating activities	$(25,862,000)	$(16,294,000)
Cash used in investing activities	(2,263,000)	(88,000)
Cash provided by financing activities	27,247,000	17,214,000
Increase/(decrease) in cash	$(878,000)	$832,000

Cash Flows – Operating

For the year ended December 31, 2021, our cash flows used in operating activities amounted to $25.9 million, compared to cash used for the year ended December 31, 2020 of $16.3 million. The change is attributed to investment in future growth of the business, product development, inclusion of a full year of SoloFire operating expenses, professional services, a change in accounts receivable of ($1.2) million, a change in deferred incentive compensation of ($0.5) million, a change in other assets of ($0.2) million, and a change in operating lease liability of ($0.2) million. These were offset by changes in deferred revenue and customer deposits of $0.9 million, a change in accounts payable, accrued expenses, and accrued interest of $0.4 million and a change in prepaid expenses and other current assets of $0.4 million, compared to December 31, 2020.

Cash Flows – Investing

For the year ended December 31, 2021, our cash flows used from investing activities amounted to $2,263,000, which was primarily attributed to capitalized software development costs of $2,248,000. For the year ended December 31, 2020, our cash flows used from investing activities were $88,000, which was primarily attributed to property and equipment purchases of $317,000, offset by $229,000 of cash acquired from the acquisition of SoloFire.

Cash Flows – Financing

Our cash provided by financing activities for the year ended December 31, 2021 amounted to $27.2 million, which represented $22.1 million of net proceeds from the issuance of shares of our common stock, proceeds from warrant exercises of $2.8 million, advances, net of repayments, on future receipts of $1.6 million, and proceeds from option exercises of $0.8 million, all offset by a ($15,000) payment for debt issuance costs. Our cash provided by financing activities for the year ended December 31, 2020 amounted to $17.2 million, which represented $16.8 million of net proceeds from the issuance of shares of our common stock, proceeds from warrant exercises of $2.2 million, a paycheck protection program loan of $1.2 million, advances on future receipts of $728,000, and an economic injury disaster loan of $150,000, all offset by ($1.9) million of an acquisition note payable for SoloFire, ($1.8) million of payments against advances on future receipts, a ($100,000) principal payment on related party debt.

Notes Payable – Related Parties

We had the following related parties notes payable as of December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2021

Note (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000
Note (B)	December 1, 2015	April 1, 2017	12.0%	112,000	-
Note (C)	April 4, 2016	June 4, 2021	12.0%	343,000	40,000
Total notes payable – related parties, net					765,000
Non-current					(725,000)
Current					$40,000

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, our majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 is not convertible. During the year ended December 31, 2020, we made payments of $100,000. On February 25, 2021, we extended the note to February 8, 2023 with no changes to the other terms of the note agreement. On May 19, 2021, the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of our common stock on the day of conversion. As of December 31, 2021, the outstanding balance of the note amounted to $725,000.

(B)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000 representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest rate of 12% per annum, and matured in April 2017. As of December 31, 2021, the outstanding principal balance of the note was $0.

(C)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 is not convertible. The note, as amended, bears interest at a rate of 12% per annum, is secured by our assets, and matured on June 4, 2021. On May 19, 2021, the Board approved the ability to convert the note into equity at the discretion of the holder. The conversion price is the fair market value of the Company’s common stock on the day of conversion. On May 19, 2021, $200,000 was converted into 194,175 shares of common stock. The conversion price was $1.03 that was the closing price of the Company’s common stock on the day of conversion. As of December 31, 2021, the outstanding balance of the note amounted to $40,000.

During the year ended December 31, 2021, we recorded total interest expense of $111,000 pursuant to the terms of the notes, paid $312,000 of principal on notes (B) and (C), and paid $135,000 of interest.

Deferred Incentive Compensation

Note	Issuance Date	Maturity Date	Balance at December 31, 2021

Rory J. Cutaia (A)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	$215,000
Rory J. Cutaia (B)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	161,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	63,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	82,000
Total deferred compensation payable – related parties, net			521,000
Non-current			-
Current			$521,000

(A)

On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our former Chief Financial Officer annual incentive compensation of $430,000 and $125,000, respectively, for services rendered. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. 50% of the annual incentive compensation was paid on January 10, 2021, and the remaining 50% on January 20, 2022. See Note 22 in the consolidated financial statements for subsequent events.

During the year ended December 31, 2021, the Company paid $278,000 of the outstanding balance. As of December 31, 2021, the outstanding balance amounted to $278,000.

(B)

On December 23, 2019, we awarded Rory Cutaia, our Chief Executive Officer and Jeff Clayborne, our former Chief Financial Officer a bonus for the successful up-listing to The Nasdaq Capital Market and the acquisition of Verb Direct totaling $324,000 and $163,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to Messrs. Cutaia and Clayborne. 50% of the annual incentive compensation was paid on January 10, 2021, and the remaining 50% on January 20, 2022. See Note 22 in the consolidated financial statements for subsequent events.

During the year ended December 31, 2021, we paid $243,000 of the outstanding balance. As of December 31, 2021, the outstanding balance amounted to $243,000.

Advances on Future Receipts

We had the following advances on future receipts as of December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2021

Note A	October 29, 2021	April 28, 2022	5%	$2,120,000	$1,299,000
Note B	October 29, 2021	July 25, 2022	28%	3,808,000	2,993,000
Note C	December 23, 2021	June 22, 2022	5%	689,000	689,000
Total				$6,617,000	4,981,000
Debt discount					(800,000)
Net					$4,181,000

(A)	On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,015,000 for the purchase of future receipts/revenues of $2,120,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $353,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 5% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $2,120,000 to account for the future receipts sold and a debt discount of $105,000 to account for the difference between the future receipts sold and the cash received. The debt discount was amortized over the term of the agreement.

(B)	On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,744,000 for the purchase of future receipts/revenues of 3,808,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $19,040 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $3,808,000 to account for the future receipts sold and a debt discount of $1,064,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement using the effective interest rate method.

(C)	On December 23, 2021, the Company received secured advances from an unaffiliated third party totaling $651,000 for the purchase of future receipts/revenues of $689,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $115,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The notes did not bear any interest, however, the interest was imputed at a rate of 5% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $689,000 to account for the future receipts sold and a debt discount of $38,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include assumptions made for reserves of uncollectible accounts receivable, assumptions made in valuing assets acquired in business combinations, impairment testing of goodwill and other long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future.

Revenue Recognition

The Company derives its revenue primarily from providing application services through the SaaS application, digital marketing and sales support services. The Company also derives revenue from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers.

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue, which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, includes design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.

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

Share-Based Compensation

The Company issues stock options and warrants, shares of common stock and restricted stock units as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and is recognized as expense over the service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

Goodwill

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, we review goodwill and indefinite lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. Our impairment testing is performed annually at December 31 (our fiscal year end). Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Intangible Assets

We have certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of developed technology and customer contracts. Indefinite-lived intangible assets consist of domain names. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, please refer to Note 2, Summary of Significant Accounting Policies and Supplemental Disclosures, of the Notes to Financial Statements commencing on page F-14 of this Annual Report for management’s discussion as to the impact of recent accounting pronouncements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

As further discussed in the Company’s Form 8K filed with the Securities and Exchange Commission on January 24, 2022, Mr. Salman H. Khan was appointed as the Company’s Interim Chief Financial Officer. On March 30, 2022, the Company’s Board of Directors approved Mr. Khan’s appointment as the Company’s permanent Chief Financial Officer. In connection with this appointment as the Company’s Chief Financial Officer, the Company has agreed to provide Mr. Khan the following compensation: (1) annual base salary of $250,000 and (2) 300,601 restricted shares of the Company’s common stock granted, 75,150 of which shall vest on March 30, 2023, 75,150 of which shall vest on March 30, 2024, 75,150 of which shall vest on March 30, 2025, and 75,151 of which shall vest on March 30, 2026. Mr. Khan will also be eligible to receive an annual performance bonus of up to 50% of his base salary.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our proxy statement for the 2022 Annual Meeting, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our 2022 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Verb Technology Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verb Technology Company, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and used cash in operations since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $19,764,000 as of December 31, 2021. Management conducts its goodwill impairment testing on an annual basis as of December 31 or whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. If the carrying amount of the Company, as a sole reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess up to that amount of the recorded goodwill. Based on the results of the quantitative impairment test performed for its reporting unit, management determined that its goodwill is not impaired. Management primarily uses discounted cash flow methods to estimate the fair value, which require the use of significant estimates and assumptions, including future revenues, projected margins and capital spending, terminal growth rates, and discount rates.

We identified the evaluation of goodwill impairment assessment as a critical audit matter because of the significant judgment by management when determining the fair value of the reporting unit. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included: (i) obtained an understanding of management’s process for developing the fair value of the reporting unit, (ii) evaluated the appropriateness of the discounted cash flow models utilized, (iii) tested the completeness and accuracy of underlying data used in the models, (iv) performed an independent market corroboration calculation, and (iv) evaluated the significant assumptions used by management related to its projections of future revenues, projected margins and capital spending, terminal growth rates, and discount rates used in discounted cash flow models. Evaluating management’s assumptions related to future revenues and projected margins and capital spending involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit, third-party industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2022

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS

Current assets
Cash	$937,000	$1,815,000
Accounts receivable, net	1,382,000	919,000
Inventory, net	28,000	34,000
Prepaid expenses and other current assets	847,000	900,000
Total current assets	3,194,000	3,668,000

Capitalized software development costs	4,348,000	-
Property and equipment, net	702,000	862,000
Operating lease right-of-use assets	2,177,000	2,730,000
Intangible assets, net	3,953,000	5,153,000
Goodwill	19,764,000	20,060,000
Other assets	293,000	69,000

Total assets	$34,431,000	$32,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,751,000	$2,566,000
Accrued expenses	3,500,000	2,645,000
Accrued officers’ salary	1,209,000	822,000
Advances on future receipts, net	4,181,000	110,000
Notes payable - related party	40,000	1,077,000
Deferred incentive compensation to officers, current	521,000	521,000
Operating lease liabilities, current	592,000	596,000
Contract liabilities	986,000	272,000
Derivative liability	3,155,000	8,266,000

Total current liabilities	17,935,000	16,875,000

Long-term liabilities
Notes payable, non-current	150,000	1,458,000
Notes payable - related party, non-current	725,000	-
Deferred incentive compensation to officers, non-current	-	521,000
Operating lease liabilities, non-current	2,299,000	2,943,000
Total liabilities	21,109,000	21,797,000

Commitments and contingencies (Note 21)

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 0 and 2,006 issued and outstanding as of December 31, 2021 and 2020	-	-
Class A units, 100 shares issued and authorized as of December 31, 2021 and 2020	-	-
Class B units, 2,642,159 shares authorized, 0 and 2,642,159 issued and outstanding as of December 31, 2021 and 2020	-	3,065,000
Common stock, $0.0001 par value, 200,000,000 shares authorized, 72,942,948 and 47,795,009 shares issued and outstanding as of December 31, 2021 and 2020	7,000	5,000
Additional paid-in capital	129,342,000	89,216,000
Accumulated deficit	(116,027,000)	(81,541,000)

Total stockholders’ equity	13,322,000	10,745,000

Total liabilities and stockholders’ equity	$34,431,000	$32,542,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue
Digital revenue
SaaS recurring subscription revenue	$6,831,000	$5,114,000
Other digital	1,347,000	1,384,000
Total digital revenue	8,178,000	6,498,000

Non-digital revenue
Design, printing, fulfillment, and shipping	2,346,000	3,467,000

Total revenue	10,524,000	9,965,000

Cost of revenue
Digital	2,249,000	1,416,000
Non-digital	2,255,000	3,385,000
Total cost of revenue	4,504,000	4,801,000

Gross margin	6,020,000	5,164,000

Operating expenses
Research and development	12,345,000	7,933,000
Depreciation and amortization	1,677,000	1,510,000
General and administrative	25,710,000	20,458,000
Total operating expenses	39,732,000	29,901,000

Loss from operations	(33,712,000)	(24,737,000)

Other income (expense), net
Other income, net	92,000	102,000
Interest expense	(2,575,000)	(894,000)
Change in fair value of derivative liability	598,000	574,000
Debt extinguishment, net	1,112,000	-
Total other expense, net	(773,000)	(218,000)

Loss before income tax	(34,485,000)	(24,955,000)

Income tax	1,000	1,000

Net loss	(34,486,000)	(24,956,000)

Deemed dividend to Series A preferred stockholders	(348,000)	(3,951,000)

Net loss to common stockholders	$(34,834,000)	$(28,907,000)

Loss per share – basic and diluted	$(0.55)	$(0.80)
Weighted average number of common shares outstanding – basic and diluted	63,324,440	36,012,395

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065,000	47,795,009	$5,000	$89,216,000	$(81,541,000)	$10,745,000
Sale of common stock from public offering	-	-	-	-	-	-	14,076,696	2,000	22,064,000	-	22,066,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	2,254,411	-	2,784,000	-	2,784,000
Issuance of common stock from option exercise	-	-	-	-	-	-	676,715	-	802,000	-	802,000
Fair value of common shares issued upon conversion of note payable – related party	-	-	-	-	-	-	194,175	-	200,000	-	200,000
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678,000	-	678,000
Conversion of Series A preferred to common stock	(2,006)	-	-	-	-	-	1,978,728	-	348,000	-	348,000
Fair value of shares issued to Series A preferred stockholders – deemed dividend	-	-	-	-	-	-	-	-	(348,000)	-	(348,000)
Fair value of common shares issued for services	-	-	-	-	-	-	1,344,499	-	2,188,000	-	2,188,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	1,177,378	-	1,627,000	-	1,627,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,596,000	-	1,596,000
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	4,513,000	-	4,513,000
Fair value of common shares issued to settle accounts payable and accrued expenses	-	-	-	-	-	-	203,178	-	322,000	-	322,000
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287,000	-	287,000
Conversion of Class B Units to common shares	-	-	-	-	(2,642,159)	(3,065,000)	2,642,159	-	3,065,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	(34,486,000)	(34,486,000)
Balance at December 31, 2021	-	$-	100	$-	-	$-	72,942,948	$7,000	$129,342,000	$(116,027,000)	$13,322,000

									Additional
	Preferred Stock		Class A		Class B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	4,396	$-	-	$-	-	$-	24,496,197	$2,000	$68,028,000	$(56,585,000)	$11,445,000

Sale of common stock from private placement	-	-	-	-	-	-	4,237,833	1,000	4,443,000	-	4,444,000
Sale of common stock from public offering	-	-	-	-	-	-	12,545,453	2,000	12,335,000	-	12,337,000
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,965,594	-	2,165,000	-	2,165,000
Fair value of warrants issued to Series A Preferred stockholders treated as a deemed dividend	-	-	-	-	-	-	-	-	(3,951,000)	-	(3,951,000)
Conversion of Series A Preferred to common stock	(2,390)	-	-	-	-	-	1,768,909	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	1,007,583	-	1,190,000	-	1,190,000
Fair value of vested restricted stock awards	-	-	-	-	-	-	1,773,440	-	2,870,000	-	2,870,000
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,977,000	-	1,977,000
Extinguishment of derivative liability	-	-	-	-	-	-	-	-	159,000	-	159,000
Class A units issued upon incorporation of Verb Acquisition Co.	-	-	100	-	-	-	-	-	-	-	-
Fair value of Class B units issued for the acquisition of Ascend Certification	-	-	-	-	2,642,159	3,065,000	-	-	-	-	3,065,000
Net loss	-	-	-	-	-	-	-	-	-	(24,956,000)	(24,956,000)
Balance at December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065,000	47,795,009	$5,000	$89,216,000	$(81,541,000)	$10,745,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

Operating Activities:
Net loss	$(34,486,000)	$(24,956,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,668,000	6,119,000
Financing costs	-	248,000
Amortization of debt discount	2,461,000	493,000
Change in fair value of derivative liability	(598,000)	(574,000)
Debt extinguishment costs, net	(1,112,000)	-
Depreciation and amortization	1,677,000	1,510,000
Amortization of operating lease right-of-use assets	553,000	545,000
Allowance for inventory	(51,000)	49,000
Gain on disposal of property and equipment	(5,000)	-
Allowance for doubtful accounts	300,000	130,000
Effect of changes in assets and liabilities:
Accounts receivable	(763,000)	440,000
Inventory	57,000	20,000
Prepaid expenses and other current assets	(102,000)	(485,000)
Other assets	(224,000)	-
Accounts payable, accrued expenses, and accrued interest	1,218,000	788,000
Contract liabilities	714,000	(177,000)
Deferred incentive compensation	(521,000)	-
Operating lease liabilities	(648,000)	(444,000)
Net cash used in operating activities	(25,862,000)	(16,294,000)

Investing Activities:
Cash acquired from acquisition of subsidiary	-	229,000
Proceeds from sale of property and equipment	11,000	-
Capitalized software development costs	(2,248,000)	-
Purchases of property and equipment	(26,000)	(317,000)
Net cash used by investing activities	(2,263,000)	(88,000)

Financing Activities:
Proceeds from sale of common stock	22,066,000	16,781,000
Proceeds from notes payable	-	1,367,000
Advances on future receipts	12,778,000	728,000
Proceeds from warrant exercise	2,784,000	2,165,000
Payment of acquisition note payable	-	(1,885,000)
Payment of related party notes payable	-	(100,000)
Payment of advances of future receipts	(11,168,000)	(1,842,000)
Proceeds from option exercise	802,000	-
Payment for debt issuance costs	(15,000)	-
Net cash provided by financing activities	27,247,000	17,214,000

Net change in cash	(878,000)	832,000

Cash - beginning of period	1,815,000	983,000

Cash - end of period	$937,000	$1,815,000

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. Verb conducts its operations through various subsidiaries.

On April 12, 2019, the Company acquired Sound Concepts Inc. (“Sound Concepts”). The acquisition was intended to augment and diversify Verb’s internet and Software-as-a-Service (“SaaS”) business. Sound Concepts is now known as Verb Direct, LLC.

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, acquired Ascend Certification, LLC, dba SoloFire (“SoloFire”). The acquisition was intended to augment and diversify Verb’s internet and SaaS business (see Note 3).

On October 18, 2021, the Company established verbMarketplace, LLC (“Market LLC”), a Nevada limited liability company. Market LLC is a wholly owned subsidiary of the Company established for our MARKET platform.

We are a SaaS applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business, and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2021, the Company incurred a net loss of $34,486,000 and used cash in operations of $25,862,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued.

Subsequent to December 31, 2021, the Company entered into the following financing agreements (see Note 22):

Equity financing:

On January 12, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of Common Stock, valued at $750,000 at the time of issuance (the “Commitment Shares”), issued to the Investor as consideration for its commitment to purchase shares of Common Stock under the Common Stock Purchase Agreement.

The Common Stock Purchase Agreement initially precludes the Company from issuing and selling more than 14,747,065 shares of its Common Stock, including the Commitment Shares, which number of shares equals 19.99% of the Common Stock issued and outstanding immediately prior to the execution of the agreement, unless the Company obtains stockholder approval to issue additional shares, or unless certain exceptions apply.

Debt financing:

On January 12, 2022, the Company also entered into a securities purchase agreement with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300,000 in convertible notes due 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Company and the Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the Note Offering, pursuant to which the Company granted a security interest to the Note Holders in substantially all of its assets.

The Company received $6,000,000 in gross proceeds from the sale of the Notes. The Note Offering closed on January 12, 2022. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

Beginning on May 12, 2022, the Company is required to make nine monthly principal payments of $333,333, plus accrued interest, to the Note Holders, with the remaining principal amount of $3,300,000, plus accrued interest, due on the maturity date.

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

COVID-19

As of the date of this filing, there continues to be widespread concern regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. Our sales team reported a higher level of interest in our digital products and services during the year ended December 31, 2021 compared to the same period in 2020. However, our non-digital services have been negatively impacted during the year ended December 31, 2021. Although the impacts of the COVID-19 pandemic have not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

As of December 31, 2021, we continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures in the year ended December 31, 2021 to protect the health and safety of our employees, as well as to strengthen our financial position. These efforts include eliminating, reducing, or deferring non-essential expenditures, as well as complying with local and state government recommendations to protect our workforce.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Significant estimates include assumptions made for reserves of uncollectible accounts receivable, assumptions made in valuing assets acquired in business combinations, impairment testing of goodwill and long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Amounts could materially change in the future.

Revenue Recognition

The Company derives its revenue primarily from providing application services through the SaaS application, digital marketing and sales support services. The Company also derives revenue from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. The subscription revenue from the application services is recognized over the life of the estimated subscription period. The Company also charges certain customers setup or installation fees for the creation and development of websites and phone application. These fees are accounted for as part of contract liabilities and amortized over the estimated life of the agreement. Amounts related to shipping and handling that are billed to customers are reflected as part of revenue, and the related costs are reflected in cost of revenue in the accompanying Consolidated Statements of Operations.

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Pursuant to ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

We allow returns within 30 days of purchase from end-users. Our customers may return purchased products to us under certain circumstances. Returns from customers in the past and during the years ended December 31, 2021 and 2020 are immaterial.

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue, which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, includes design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.

Revenues during the years ended December 31, 2021 and 2020 were substantially all generated from the United States.

Cost of Revenue

Cost of revenue primarily consists of the salaries of certain employees and contractors, digital content costs, purchase price of consumer products, packaging supplies, and customer shipping and handling expenses. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of revenue upon sale of products to our customers.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company considers certain internal sales commissions as incremental costs of obtaining the contract with customers. Internal sales commissions for subscription offerings where the Company expect the benefit of those costs to continue throughout the subscription are capitalized and amortized ratably over the period of benefit, which generally ranges over a period of one year. Total capitalized costs to obtain a contract are not significant and are included in prepaid expenses and other current assets in our consolidated balance sheets.

Contract Liabilities

Contract liabilities represent consideration received from customers under revenue contracts for which the Company has not yet delivered or completed its performance obligation to the customer. Contract liabilities are recognized over the contract period.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is non-interest bearing. We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. At December 31, 2021 and 2020, the allowance for doubtful accounts balance was $615,000 and $361,000, respectively.

Capitalized Software Development Costs

The Company capitalizes internal and external costs directly associated with developing internal-use software, and hosting arrangements that include an internal-use software license, during the application development stage of its projects. The Company’s internal-use software is reported at cost less accumulated depreciation. Depreciation begins once the project has been completed and is ready for its intended use. The Company will depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. Software maintenance activities or minor upgrades are expensed in the period performed. As of December 31, 2021 and 2020, the Company capitalized $4,348,000 and $0, respectively, in software development costs and recorded as capitalized software development costs in our consolidated balance sheets (see Note 4).

Depreciation expense related to capitalized software development costs are recorded in Cost of revenue in the consolidated statements of operations. There has been no depreciation expense related to capitalized software development costs for the years ended December 31, 2021 and 2020 as the software has not been completed and utilized.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term.

Business Combinations

Pursuant to FASB ASC 805, Business Combinations (“ASC 805”), the Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from, acquired technology, trademarks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is the period needed to gather all information necessary to make the purchase price allocation, not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Intangible Assets

We have certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of developed technology and customer contracts. Indefinite-lived intangible assets consist of domain names. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. As of December 31, 2021 and 2020 there was no impairment of intangible assets.

Goodwill

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill and indefinite lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit or segment. As of December 31, 2021 and 2020, management determined there were no indications of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was recorded for the years ended December 31, 2021 and 2020.

Leases

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 94 months. We determine whether a contract contains a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal and state income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2021, and 2020, the Company has not established a liability for uncertain tax positions.

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC 820 (“ASC 820”) and FASB ASC 825 for disclosure and measurement of the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to their short-term nature. The carrying amount of the Company’s financial obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities.

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

Share-Based Compensation

 The Company issues stock options and warrants, shares of common stock and restricted stock units as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and is recognized as expense over the service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

Research and Development Costs

Research and development costs included payroll and contractor costs involved in the development of new and existing products and technology. These costs primarily represent the Company’s cloud-based, Verb interactive video CRM SaaS platform. Research and development costs are expensed as incurred.

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

As of December 31, 2021, and 2020, the Company had total outstanding options of 5,404,223 and 6,031,775, respectively, and warrants of 10,984,740 and 13,351,251, respectively, and outstanding restricted stock awards of 1,821,833 and 2,185,946, respectively, and common shares potentially issuable from our Class B Units that were issued in August 2020 of 0 and 2,642,159, respectively, were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2021 and 2020:

Years Ended December 31,
	2021	2020

Verb’s largest customers are presented below as a percentage of Verb’s aggregate

Revenues and Accounts receivable	None	None

Verb’s largest vendors are presented below as a percentage of Verb’s aggregate

Purchases	2 major vendors accounted for 25% and 25% of accounts payable individually and 50% in aggregate	1 major vendor accounted for 40% of accounts payable individually and in aggregate

Accounts payable	1 major vendor accounted for 40% of accounts payable individually and in aggregate	2 major vendors accounted for 10% and 28% of accounts payable individually and 38% in aggregate

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information
Cash paid for interest	$135,000	$120,000
Cash paid for income taxes	$1,000	$1,000

Supplemental disclosure of non-cash investing and financing activities
Far value of class B units issued upon acquisition of subsidiary	$-	$3,065,000
Fair value of derivative liability from issuance of convertible debt, inducement shares and warrant features	-	3,951,000
Fair value of derivative liability extinguished	4,513,000	-
Fair value of common shares issued to settle accounts payable and accrued expenses	322,000	-
Reclassification of Class B upon conversion to common stock	3,065,000	-
Fair value of common stock issued to settle notes payable – related party	200,000	-
Fair value of common stock received in exchange for employee’s payroll taxes	139,000	-
Fair value of common stock issued for future services	164,000	-
Fair value of debt forgiveness	1,399,000	-
Accrued capitalized software development costs	2,100,000	-
Fair value of common stock issued to settle lawsuit	678,000	-
Discount recognized from advances on future receipts	3,194,000	285,000
Fair value of common stock issued for prepaid subscription agreement	-	340,000
Fair value of restricted awards returned – payroll taxes	-	485,000
Goodwill and intangible assets acquired from acquisition	-	4,846,000
Assets acquired from the acquisition of subsidiary	-	207,000
Liabilities assumed from the acquisition of subsidiary	-	331,000
Issuance of note payable upon acquisition of subsidiary	$-	$1,885,000

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 will require companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	ACQUISITION OF SOLOFIRE

The Company made the following acquisition in order to augment and diversify its internet and SaaS business:

On September 4, 2020, Verb Acquisition, a subsidiary of the Company, entered into a membership interest purchase agreement with SoloFire, the sellers party thereto (collectively, the “Sellers”), and Steve Deverall, solely in his capacity as the seller representative, under which Sellers sold their entire interest in SoloFire, representing all of the outstanding limited liability company membership interests of SoloFire, to Verb Acquisition for an adjusted purchase price of $4,950,000. As a result, Verb Acquisition issued to the Sellers an amended promissory note of $1,885,000 and 2,642,159 Class B Units of Verb Acquisition which were exchangeable for 2,642,159 shares of Verb’s common stock with an estimated fair value of $3,065,000 (see Note 19) for a total purchase price of $4,950,000. The promissory note was unsecured, bore interest at a rate of 0.14% per annum and was paid in full at maturity on October 1, 2020.

Key factors that contributed to the recorded goodwill and intangible assets in the aggregate of $4,845,000 were the opportunity to consolidate and complement existing operations of Verb, certain software and customer list, and the opportunity to generate future synergies within the SaaS business.

The following table summarizes the fair value of the tangible assets acquired, identifiable intangible assets acquired, and liabilities assumed for SoloFire on the date of acquisition:

Cash	$229,000
Accounts receivable	207,000
Current liabilities	(241,000)
Long-term liabilities	(90,000)
Net tangible assets	105,000
Intangible assets	1,418,000
Goodwill	3,427,000
Purchase price	$4,950,000

See Note 6 for details regarding the amortization of intangible assets.

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Goodwill is not amortized but will be tested for impairment on an annual basis.

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of SoloFire based on the historical financial statements of the Company and SoloFire. The unaudited pro forma statements of operations for the year ended December 31, 2020 give effect to the transaction as if they had occurred on January 1, 2020.

	Years Ended December 31,
	2021	2020
		(Proforma, unaudited)
SaaS recurring subscription revenue	$6,831,000	$6,077,000
Other digital revenue	1,347,000	1,384,000
Design, printing, fulfilment, and shipping	2,346,000	3,467,000
Total revenue	10,524,000	10,928,000

Cost of revenue	4,504,000	4,980,000

Gross margin	6,020,000	5,948,000

Operating expenses	39,732,000	30,679,000

Other expense, net	(773,000)	(218,000)

Loss before income tax provision	(34,485,000)	(24,949,000)

Income tax provision	1,000	1,000

Net loss	(34,486,000)	(24,950,000)

Deemed dividend to Series A preferred stockholders	(348,000)	(3,951,000)

Net loss to common stockholders	$(34,834,000)	$(28,901,000)

The results of operations of SoloFire were included in the accompanying Consolidated Statements of Operations from September 4, 2020 through December 31, 2021. The amount of revenue and net loss of SoloFire in the Company’s consolidated statements of operations during the years ended December 31, 2021 and 2020, was $1,139,000 and $128,000, respectively for revenue and $(554,000) and $(900,000), respectively for net loss.

4.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET, the next generation of interactive livestream ecommerce, and has capitalized $4,348,000 of internal and external development costs as of December 31, 2021. In October 2021, the Company entered into a License and Services Agreement with a third party (the “Primary Contractor”) engaged to develop certain components of MARKET. The Primary Contractor’s fees for developing such components, including the license fee for such components, is $5,750,000. As of December 31, 2021, the Company had capitalized $4,100,000 of fees billed by the Primary Contractor, of which $2,000,000 was paid in 2021 and $2,100,000 was paid in January 2022. The Company’s remaining software development commitment to the Primary Contractor at December 31, 2021 was $1,150,000. The Primary Contractor has the ability to earn an additional $500,000 in bonus payments if it satisfies certain conditions. In addition, as of December 31, 2021, the Company had paid or accrued $248,000 of other capitalized software development costs.

There has been no depreciation expense related to capitalized software development costs for the years ended December 31, 2021 and 2020.

Option to Acquire Primary Contractor

In August 2021, the Company entered into an agreement providing the Company the option to purchase the Primary Contractor. In November 2021, the Company exercised this option. As of December 31, 2021, the Company and the Primary Contractor have reached an agreement on the terms for the Company’s acquisition of the Primary Contractor, which is subject to the execution of a share purchase agreement (the “SPA”) and the completion of an audit of the Primary Contractor (the “Primary Contractor Audit”). As of the date of the issuance of these financial statements, the Primary Contractor Audit is ongoing. If the Company enters into the SPA and successfully completes the Primary Contractor Audit and thereafter determines not to consummate the acquisition of the Primary Contractor, the Company may be liable for a $1,000,000 break-up fee payable to the Primary Contractor. The purchase price for the Primary Contractor is $12,000,000, which can be paid in cash and/or stock, subject to the parties’ mutual agreement.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020

Computers	$29,000	$29,000
Furniture and fixture	75,000	75,000
Machinery and equipment	49,000	39,000
Leasehold improvement	1,058,000	1,058,000
Total property and equipment	1,211,000	1,201,000
Accumulated depreciation	(509,000)	(339,000)
Total property and equipment, net	$702,000	$862,000

Depreciation expense amounted to $181,000 and $175,000 for the years ended December 31, 2021 and 2020, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of December 31,
	2021	2020

Beginning balance	$20,060,000	$16,337,000

Additions:
Acquisition (see Note 3)	-	3,723,000
Adjustment to provisional goodwill	(296,000)	-

Ending balance	$19,764,000	$20,060,000

In September 2021, the Company finalized the purchase price allocation of SoloFire which the Company acquired in September 2020. As a result, the Company adjusted $296,000 from goodwill to finite-lived intangible assets.

Intangible assets

The changes in the carrying amount of intangible assets are as follows:

	As of December 31,
	2021	2020

Beginning balance	$5,153,000	$5,366,000

Additions:
Acquisition (see Note 3)	-	1,122,000
Adjustment to provisional finite-lived intangible asset	296,000	-

Amortization of intangible assets	(1,496,000)	(1,335,000)

Ending balance	$3,953,000	$5,153,000

Intangible assets consist of the following:

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average amortization period (years)
Finite-lived intangible assets
Developed technology	$6,100,000	$(2,958,000)	$3,142,000	5
Customer contracts	1,217,000	(848,000)	369,000	5

Indefinite-lived intangible assets
Domain names	442,000	-	442,000

	$7,759,000	$(3,806,000)	$3,953,000

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted- average amortization period (years)
Finite-lived intangible assets
Developed technology	$5,700,000	$(1,712,000)	$3,988,000	5
Customer contracts	1,271,000	(592,000)	679,000	5
Non-compete	50,000	(6,000)	44,000	3

Indefinite-lived intangible assets
Domain names	442,000	-	442,000
	$7,463,000	$(2,310,000)	$5,153,000

Estimated amortization expense:

Year ending	Amortization
2022	$1,421,000
2023	1,359,000
2024	545,000
2025 and thereafter	186,000
Total amortization	$3,511,000

During the years ended December 31, 2021 and 2020, the Company recorded amortization expense of $1,496,000 and $1,335,000, respectively.

7.	OPERATING LEASES

The Company leases warehouse, corporate office space, and equipment under certain operating lease agreements. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as operating lease liabilities in our consolidated balance sheets pursuant to ASC 842, Leases.

Operating ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2021	2020
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$598,000	$520,000

Other information
Cash paid for amounts included in the measurement of lease liabilities	$667,000	$577,000
Weighted average remaining lease term – operating leases (in years)	4.34	4.54
Weighted average discount rate – operating leases	4.0%	4.0%

	As of December 31,
	2021	2020
Operating leases
Right-of-use assets	$2,177,000	$2,730,000

Short-term operating lease liabilities	$592,000	$596,000
Long-term operating lease liabilities	2,299,000	2,943,000
Total operating lease liabilities	$2,891,000	$3,539,000

Year ending	Operating Leases
2022	$751,000
2023	773,000
2024	472,000
2025	484,000
2026 and thereafter	705,000
Total lease payments	3,185,000
Less: Imputed interest/present value discount	(294,000)
Present value of lease liabilities	$2,891,000

Subsequent to year end, the Company terminated operating leases for certain buildings and warehouses. See Note 22 for Subsequent Events.

8.	ACCRUED OFFICERS’ SALARY

Accrued officers’ salary consists of unpaid salaries for the Company’s Chief Executive Officer and former Chief Financial Officer, who are also the owners of approximately 6.6% of the Company’s outstanding shares of common stock.

As of December 31, 2021, and 2020, accrued officers’ salary amounted to $1,209,000 and $822,000, respectively.

9.	ADVANCES ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2021	Balance at December 31, 2020

Note A	June 30, 2020	February 25, 2021	28%	$506,000	$-	$89,000
Note B	June 30, 2020	February 25, 2021	28%	506,000	-	88,000
Note C	October, 29, 2021	April 28, 2022	5%	2,120,000	1,299,000	-
Note D	October 29, 2021	July 25, 2022	28%	3,808,000	2,993,000	-
Note E	December 23, 2021	June 22, 2022	5%	689,000	689,000	-
Other	January 13,2021 – June 30, 2021	September 10, 2021 – March 1, 2022	3% – 28%	9,355,000	-	-
Total				$16,984,000	4,981,000	177,000
Debt discount					(800,000)	(67,000)
Net					$4,181,000	$110,000

Note A and B

On June 30, 2020, the Company received two secured advances from an unaffiliated third party totaling $728,000 for the purchase of future receipts/revenues of $1,012,000. Pursuant to the terms of the agreement the unaffiliated third-party withdrew an aggregate of $6,000 from the Company’s operating account each banking day. The term of the agreement extended until the advances were paid in full. The notes did not bear any interest, however, the average interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. As a result, the Company recorded a liability of $1,012,000 to account for the future receipts sold and a debt discount of $284,000 to account for the difference between the future receipts sold and the cash received. The debt discount was amortized over the term of the agreement. As of December 31, 2020, the outstanding balance of the notes amounted to $177,000 and the unamortized balance of the debt discount was $67,000.

During the year ended December 31, 2021, the Company paid the entire balance due of $177,000 and amortized the remaining debt discount of $67,000.

Note C

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,015,000 for the purchase of future receipts/revenues of $2,120,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $353,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The Company also granted security interest to the unaffiliated third party with respect to all accounts receivable, present and future instruments, documents, chattel paper and general intangibles and all cash deposits and reserves. The notes did not bear any interest, however, the interest was imputed at a rate of 5% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $2,120,000 to account for the future receipts sold and a debt discount of $105,000 to account for the difference between the future receipts sold and the cash received. The debt discount was amortized over the term of the agreement.

During the year ended December 31, 2021, the Company paid $821,000 and amortized $35,000 of the debt discount. As of December 31, 2021, the outstanding balance of the note amounted to $1,299,000 and the unamortized balance of the debt discount was $70,000.

Note D

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,744,000 for the purchase of future receipts/revenues of 3,808,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an aggregate of $19,040 from the Company’s operating account each banking day. The term of the agreement extends until the advances are paid in full. The Company also granted security interest to the unaffiliated third party with respect to all accounts receivable, present and future instruments, documents, chattel paper and general intangibles and all cash deposits and reserves. The notes did not bear any interest, however, the interest was imputed at a rate of 28% based on the face value of the note and the proceeds received. These advances are secured by the Company’s tangible and intangible assets. As a result, the Company recorded a liability of $3,808,000 to account for the future receipts sold and a debt discount of $1,064,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement using the effective interest rate method.

During the year ended December 31, 2021, the Company paid $815,000 and amortized $370,000 of the debt discount. As of December 31, 2021, the outstanding balance of the note amounted to $2,993,000 and the unamortized balance of the debt discount was $694,000.

Note E

On December 23, 2021, the Company received secured advances from an unaffiliated third party totaling $651,000 for the purchase of future receipts/revenues of $689,000. Pursuant to the terms of the agreement the unaffiliated third-party will auto withdraw an average of $115,000 from the Company’s operating account each month. The term of the agreement extends until the advances are paid in full. The Company also granted security interest to the unaffiliated third party with respect to all accounts receivable, present and future instruments, documents, chattel paper and general intangibles and all cash deposits and reserves. The notes did not bear any interest, however, the interest was imputed at a rate of 5% based on the face value of the notes and the proceeds received. As a result, the Company recorded a liability of $689,000 to account for the future receipts sold and a debt discount of $38,000 to account for the difference between the future receipts sold and the cash received. The debt discount is being amortized over the term of the agreement.

During the year ended December 31, 2021, the Company paid $0 and amortized $2,000 of the debt discount. As of December 31, 2021, the outstanding balance of the note amounted to $689,000 and the unamortized balance of the debt discount was $36,000.

Other

During the year ended December 31, 2021, the Company received secured advances from unaffiliated third parties totaling $7,368,000 for the purchase of future receipts/revenues of $9,355,000. As a result, the Company recorded a liability of $9,355,000 to account for the future receipts sold and a debt discount of $1,987,000 to account for the difference between the future receipts sold and cash received.

During the year ended December 31, 2021, the Company paid the entire balance of $9,355,000 and amortized $1,987,000 of debt discount.

10.	NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties outstanding notes payable as of December 31, 2021 and 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2021	Balance at December 31, 2020
Note 1 (A)	December 1, 2015	February 8, 2023	12.0%	$1,249,000	$725,000	$725,000
Note 2 (B)	December 1, 2015	April 1, 2017	12.0%	112,000	-	112,000
Note 3 (C)	April 4, 2016	June 4, 2021	12.0%	$343,000	40,000	240,000
Total notes payable – related parties					765,000	1,077,000
Non-current					(725,000)	-
Current					$40,000	$1,077,000

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. The note bears interest at a rate of 12% per annum, secured by the Company’s assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 was not convertible. During the year ended December 31, 2020, the Company made payments of $100,000. As of December 31, 2020, the outstanding balance of the note amounted to $725,000.

In February 2021, Mr. Cutaia and the Company amended the note payable and extended the maturity date from February 8, 2021 to February 8, 2023 or an extension of two years. In exchange for the extension, the Company issued Mr. Cutaia warrants to purchase 138,889 shares of common stock with a fair value of $287,000. The warrants are fully vested, exercisable at $2.61 per share and will expire in three years. There were no other changes to the original terms of the note payable. As the fair value of the warrants granted amounted to $287,000 or approximately 40% of the outstanding note payable, pursuant to ASC 470, the Company accounted for the modification as an extinguishment of debt which required the measurement of the modified debt and additional consideration to be at fair value. As a result, the Company recognized a loss on debt extinguishment of $287,000 and a corresponding credit to contributed capital. On May 19, 2021 the Board approved the ability to convert the note payable into equity of the Company at the discretion of the holder. The conversion price is the fair market value of the Company’s common stock on the day of conversion.

As of December 31, 2021, the outstanding balance of the note amounted to $725,000.

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

(C)	On April 4, 2016, the Company issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 was not convertible. The note bears interest at a rate of 12% per annum, is secured by the Company’s assets, and matured on June 4, 2021, as amended. On May 19, 2021 the Board approved the ability to convert the note payable into equity of the Company at the discretion of the holder. The conversion price is the fair market value of the Company’s common stock on the day of conversion. On May 19, 2021 $200,000 was converted into 194,175 shares of common stock. The conversion price was $1.03, which was the closing price of the Company’s common stock on the day of conversion.

As of December 31, 2021, and December 31, 2020, the outstanding balance of the note amounted to $40,000 and $240,000, respectively.

Total interest expense for notes payable to related parties was $111,000 and $141,000 for the years ended December 31, 2021 and 2020, respectively. In addition, the Company paid $135,000 and $120,000 in interest related to these notes for the years ended December 31, 2021 and 2020, respectively.

11.	NOTES PAYABLE, NON-CURRENT

The Company has the following outstanding notes payable as of December 31, 2021 and 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Balance at December 31, 2021	Balance at December 31, 2020
Note A	April 17, 2020	April 17, 2022	1.00%	$-	$1,218,000
Note B	May 15, 2020	May 15, 2050	3.75%	150,000	150,000
Note C	May 1, 2020	May 1, 2022	3.75%	-	90,000
Total notes payable, non-current				$150,000	$1,458,000

(A)

On April 17, 2020, the Company received loan proceeds in the amount of $1,218,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable after December 31, 2020, as long as the borrower used the loan proceeds for qualifying expenses, including payroll, benefits, rent and utilities, and maintains its payroll levels. Management believes the entire loan amount has been used for qualifying expenses.

The PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of December 31, 2020, the outstanding balance of the PPP loan was $1,218,000.

On January 4, 2021 the entire PPP loan and accrued interest, totaling $1,226,000, was forgiven and accounted for as a gain on debt extinguishment.

(B)

On May 15, 2020, the Company executed an unsecured loan with the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, begin on May 15, 2022.

As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid. As a result, the Company accounted for this $10,000 as part of “Other Income” in fiscal 2020.

(C)

As a result of the acquisition of SoloFire in September 2020, the Company assumed SoloFire’s PPP loan of $90,000 it obtained in May 2020 under the same PPP (see discussion “A”).

On May 17, 2021 the entire note and accrued interest, totaling $91,000, was forgiven and accounted for as a gain on debt extinguishment.

The following table provides a breakdown of interest expense:

	Years Ended December 31,
	2021	2020

Financing costs	$-	$(248,000)
Interest expense - amortization of debt discount (see Note 9)	(2,461,000)	(493,000)
Interest expense- other (see Note 10)	(114,000)	(153,000)

Total interest expense	$(2,575,000)	$(894,000)

12.	DEFERRED INCENTIVE COMPENSATION TO OFFICERS

Note	Date	Payment Date	Balance at December 31, 2021	Balance at December 31, 2020

Rory Cutaia (A)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	$215,000	$430,000
Rory Cutaia (B)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	161,000	324,000
Jeff Clayborne (A)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	63,000	125,000
Jeff Clayborne (B)	December 23, 2019	50% on January 10, 2021, 50% on January 10, 2022	82,000	163,000

Total			521,000	1,042,000
Non-current			-	(521,000)
Current			$521,000	$521,000

(A)

On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, former Chief Financial Officer, Annual Incentive Compensation of $430,000 and $125,000, respectively for services rendered. The Company had determined that it was in its best interest and in the best interest of its stockholders to defer payments to these employees. The Company paid 50% of the Annual Incentive Compensation on January 10, 2021, and subsequently paid the remaining 50% on January 20, 2022. See Note 22 for subsequent events.

During the year ended December 31, 2021, the Company paid $278,000 of the outstanding balance. As of December 31, 2021, the outstanding balance amounted to $278,000.

(B)

On December 23, 2019, the Company awarded Rory Cutaia, Chief Executive Officer and Jeff Clayborne, former Chief Financial Officer, a bonus for the successful Up-Listing to Nasdaq and Acquisition of Verb Direct during fiscal 2019, totaling $324,000 and $163,000, respectively. The Company had determined that it was in its best interest and in the best interest of its stockholders to defer payments to these employees. The Company paid 50% of the Nasdaq Up-Listing Award on January 10, 2021, and subsequently paid the remaining 50% on January 20, 2022. See Note 22 for subsequent events.

During the year ended December 31, 2021, the Company paid $243,000 of the outstanding balance. As of December 31, 2021, the outstanding balance amounted to $243,000.

13.	CONVERTIBLE SERIES A PREFERRED STOCK and WARRANT OFFERING

On August 14, 2019, we entered into the Securities Purchase Agreement (“SPA”) with the Preferred Purchasers, pursuant to which we agreed to issue and sell to the Preferred Purchasers up to an aggregate of 6,000 shares of Series A Preferred Stock (which, at the initial conversion price, were convertible into an aggregate of up to approximately 3.87 million shares of common stock) and warrants (“Series A” warrants) to purchase 3.2 million shares of common stock. The Company closed the offering on August 14, 2019 and issued 5,030 shares of Series A Preferred Stock and granted Series A warrants to purchase up to 3,245,162 shares of common stock. We received proceeds of $4,688,000, net of direct costs of $342,000. The offering was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On September 17, 2019, we filed a registration statement on Form S-3 with the SEC to register the shares of common stock underlying the Series A warrants. The registration statement was declared effective on September 19, 2019 and we agreed to keep such registration statement continuously effective for a period of 24 months.

We are also prevented from issuing shares of common stock upon exercise of the Series A Warrants, which, when aggregated with any shares of common stock issued on or after the issuance date and prior to such exercise date, (i) in connection with the exercise of any Series A Warrants issued pursuant to the SPA, and (ii) in connection with the exercise of any warrants issued to any registered broker-dealer as a fee in connection with the issuance of the securities pursuant to the SPA, would exceed 4,459,725 shares of common stock (the “19.99% Cap”). This prohibition will terminate upon the approval by our stockholders of a release from such 19.99% Cap.

The Series A Warrants have an initial exercise price of $1.88 per share, subject to customary adjustments, are exercisable six months after the date of issuance, and will expire five years from the date of issuance. The exercise price is subject to certain customary adjustments, including upon certain subsequent equity sales and rights offerings. In addition, the Series A Warrants included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the Series A Warrants were accounted for as a derivative liability issuance in 2019 and are remeasured to fair value at the end of each reporting period (see Note 14).

During the year ended December 31, 2021, the entire 2,006 shares of Preferred Stock were converted into 1,978,728 shares of Common Stock, which included 155,087 shares of common stock issued as a contractual inducement to convert with a fair value of $348,000. Pursuant to current accounting guidelines, the Company recorded the fair value of $348,000 as a deemed dividend. As of December 31, 2021, there are no shares of Series A Preferred stock issued and outstanding.

During the year ended December 31, 2020, 2,390 shares of Preferred Stock were converted into 1,768,909 shares of common stock, pursuant to the original terms of the SPA, as amended. As of December 31, 2020, 2,006 shares Series A Preferred stock were outstanding.

14.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. In prior years, the Company granted certain warrants that included fundamental transaction provisions that could give rise to an obligation to pay cash to the warrant holder. As a result, the fundamental transaction clause of these warrants is accounted for as a derivative liability in accordance with ASC 815 and are being re-measured every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a Binomial pricing model with the following weighted-average assumptions:

	December 31, 2021	Upon Extinguishment in 2021	December 31, 2020
Stock Price	$1.24	$2.47	$1.65
Exercise Price	$1.11	$1.10	$1.12
Expected Life	2.97	3.32	3.84
Volatility	119%	144%	162%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.97%	0.33%	0.29%
Total Fair Value	$3,155,000	$4,513,000	$8,266,000

The expected life of the warrants was based on the remaining contractual term of the instruments. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected dividend yield was based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. The risk-free interest rate was based on rates established by the Federal Reserve Bank.

During the year ended December 31, 2021, the Company recorded other income of $598,000 to account for the decrease in the fair value of derivative liabilities. In addition, the Company recorded a decrease in derivative liability of $4,513,000 related to derivative liabilities that were extinguished due to the exercise of 1,829,190 warrants and the forfeiture of 33,334 warrants. The extinguishment was accounted for as an increase to equity. At December 31, 2021, the balance of derivative liabilities was $3,155,000.

During the year ended December 31, 2020, the Company recorded additions to derivative liability of $3,951,000 related to the issuance of 2,303,861 warrants exercisable into shares of common stock that contained a fundamental transaction clause. The Company also recorded other income of $574,000 to account for the decrease in the fair value of derivative liabilities. In addition, the Company recorded a decrease in derivative liability of $159,000 related to derivative liabilities that were extinguished due to the exercise of 95,000 Series A warrants. Pursuant to current accounting guidelines, the extinguishment was accounted for as an increase to equity. At December 31, 2020, the balance of derivative liabilities was $8,266,000.

The following table sets forth a summary of the changes in the estimated fair value of the derivative liabilities during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Beginning balance	$8,266,000	$5,048,000
Recognition of derivative liabilities	-	3,951,000
Change in fair value	(598,000)	(574,000)
Extinguishment	(4,513,000)	(159,000)
Ending balance	$3,155,000	$8,266,000

15.	COMMON STOCK

The Company’s common stock activity for the year ended December 31, 2021 was as follows:

Shares Issued as Part of Public Offering

On March 15, 2021, the Company completed a registered direct offering with institutional investors and sold 9,375,000 shares of common stock at a price of $1.60 per share, which resulted in aggregate net proceeds of $14,129,000. Included in the $14,129,000 is a refund of $144,000 from the underwriter.

Shares Issued as Part of ATM Agreement

In August 2021 and November 2021, the Company entered into two separate at-the-market issuance sales agreements (the “August 2021 ATM” and the “November 2021 ATM”, respectively) with Truist Securities, Inc., pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). The August 2021 ATM was terminated in October 2021. In January 2022, the aggregate offering price of the shares of the Company’s common stock that may be sold under the November 2021 ATM was reduced from $30,000,000 to $7,300,000. The August 2021 and November 2021 ATM offerings are a follow-on offering of securities utilized by the Company in order to raise capital over a period of time. In an ATM offering, the Company sells newly issued shares into the trading market through our designated sales agent at prevailing market prices.

During the year ended December 31, 2021, the Company received net proceeds of $7,937,000.

Shares Issued for Services

During the year ended December 31, 2021, the Company granted 1,546,599 shares of common stock to certain employees and vendors for services rendered and to be rendered with an aggregate fair value of $2,541,000. The shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance and is being amortized over its vesting term. The Company recorded stock compensation expense of $2,438,000 and issued 1,344,499 shares of common stock to account for common shares vested. In addition, 112,100 shares granted to employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of the employees amounting to $139,000. The Company accounted for the return of the 112,100 shares and the payment of $139,000 for income and payroll taxes paid on behalf of the employees as a reduction in additional paid-in capital. Accordingly, the net increase to additional paid-in capital related to shares issued for services in 2021 is $2,188,000.

Shares Issued from Conversion of Note Payable – Related Party

During the year ended December 31, 2021, the Company issued 194,175 shares of common stock upon a partial conversion of a note payable due to the Company’s Chief Executive Officer totaling $200,000 (see Note 10). The conversion price was $1.03, which was the closing price of the Company’s common stock on the day of conversion.

Shares Issued for Settlement of Accounts Payable and Accrued Expense

During the year ended December 31, 2021, the Company issued 192,678 shares of common stock to employees as settlement of $303,000 of previously recorded accrued payroll as of December 31, 2020. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date and approximates the carrying value of the accrued payroll.

During the year ended December 31, 2021, the Company issued 10,500 shares of its restricted common stock to a vendor for conversion of $19,000 of accounts payable. Such issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Shares Issued for Settlement of Litigation

During the year ended December 31, 2021, the Company issued 600,000 shares to EMA Financial to settle a litigation. The fair market value of the shares issued was based on the closing price of Company’s stock on the day of settlement which amounted to $678,000. As of the settlement date the Company had previously accrued $585,000 and as a result the Company recorded an additional $93,000 in general and administrative expenses to account for the difference between the fair value of the common shares issued and amount accrued at December 31, 2020.

The Company’s common stock activity for the year ended December 31, 2020 was as follows:

Sale of common stock from private placement

In February 2020, the Company initiated a private placement for the sale and issuance of up to five million shares of its common stock at a per-share price of $1.20, which amount represents a 20% discount to the $1.50 closing price of the Company’s common stock on that day. As a result of this private placement, from February through April 2020, a total of 4,237,833 shares of common stock were sold in exchange for cash proceeds of $4,444,000, net of direct fees and expenses in the aggregate of $641,000.

In preparation for this private placement offering, the Company separately negotiated with certain Series A stockholders to waive their rights in order not to ratchet down the conversion price of their Series A preferred shares (see Note 13). In return for the waiver, the Company granted these Series A stockholders warrants to purchase 2,303,861 shares of common stock. The warrants are exercisable in August 2020, expire in 5 years and are exercisable at $1.20 per share, as adjusted. The exercise price is subject to certain customary adjustments, including subsequent equity sales and rights offerings. In addition, the warrants also included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result of this fundamental transaction provision, the conversion feature of the warrants was accounted for as derivative liability with a fair value upon issuance of $3,951,000 upon issuance. The Company accounted for the fair value of $3,951,000 as a deemed dividend since if the down round provision of the Series A preferred shares had occurred, it would have been accounted for as a deemed dividend due to it providing additional value to the Series A stockholders.

Sale of common stock from public offering

On July 24, 2020, the Company concluded its public offering pursuant to a registration statement on Form S-1 (File No. 333-239055) and issued 12,545,453 shares of common stock (which included 1,636,363 shares of common stock sold pursuant to the exercise by the underwriters of an overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and direct offering expenses was $12,337,000.

Shares Issued for Services

During the year ended December 31, 2020, the Company issued 1,007,583 shares of common stock to vendors for services rendered and to be rendered with a fair value of $1,190,000. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the year ended December 31, 2020, the Company expensed $1,035,000 to general and administrative for services rendered. At December 31, 2020, common stock issued in fiscal 2020 with fair value of $155,000 was recorded as prepaid expense as the corresponding services had not been rendered to the Company.

16.	RESTRICTED STOCK UNITS

On December 20, 2019, our stockholders approved and adopted the Verb Technology Company, Inc. 2019 Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”).

A summary of restricted stock unit activity for the years ended December 31, 2021 and 2020 are presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2020	1,486,354	$1.36
Granted	2,871,471	1.18
Vested/ deemed vested	(1,773,440)	1.31
Shares returned for payroll taxes	(336,533)	1.31
Forfeited	(61,906)	1.47
Non-vested at December 31, 2020	2,185,946	$1.17
Granted	813,265	1.69
Vested/deemed vested	(1,177,378)	1.15
Forfeited	-	-
Non-vested at December 31, 2021	1,821,833	$1.41

A summary of activity for the year ended December 31, 2021:

On January 4, 2021, the Company granted 813,265 restricted stock units to officers and directors. The restricted stock units vest starting on grant date through January 4, 2024. These restricted stock units were valued based on market value of the Company’s stock price at the date of grant and had aggregate fair value of $1,374,000.

The total fair value of restricted stock units vested or deemed vested during the year ended December 31, 2021 was $1,626,000, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2021 the amount of unvested compensation related to issuances of restricted stock units was $1,691,000 which will be amortized over the remaining vesting periods ranging from 1 to 4 years. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income (loss) per share, these shares are included in weighted average common shares outstanding as of their grant date.

A summary of activity for the year ended December 31, 2020:

On April 10, 2020, the board of directors of the Company, approved management’s COVID-19 Full Employment and Cash Preservation Plan (the “Cash Preservation Plan”), pursuant to which all directors and senior level management would reduce their cash compensation by 25%, and all other employees and consultants would reduce their cash compensation by 20% (the “Cash Reduction Amount”) for a period of three months. The Cash Reduction Amount is to be paid to the affected individuals in shares of the Company’s common stock issued through the Company’s 2019 Omnibus Incentive Plan. The shares were granted pursuant to agreements entered into effective April 10, 2020, with each of the Company’s directors, executive officers, employees, and consultants. The shares vested on July 18, 2020, as long as the recipient remained in continuous service to the Company from the grant date through the vesting date. On April 10, 2020, a total of 589,098 shares of restricted stock with a fair value of $866,000 was granted pursuant to the Cash Preservation Plan. The shares were valued based on the market value of the Company’s common stock price on the date of grant.

During the year ended December 31, 2020, the Company granted an additional 2,282,373 shares of its restricted stock to employees and members of Board of Directors. The restricted stock units vest in various dates, starting on grant date up to July 2024. These restricted stock units were valued based on market value of the Company’s stock price at the respective date of grants and had aggregate fair value of $2,525,000, which is being amortized as stock compensation expense over its vesting term.

The total fair value of restricted stock units that vested or deemed vested for the year ended December 31, 2020 was $3,355,000 and is included in general and administrative expenses in the accompanying statements of operations.

During the year ended December 31, 2020, 336,533 shares granted to various employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of these employees amounting to $485,000. Pursuant to current accounting guidelines, the Company accounted for the return of the 336,533 shares and the payment of $485,000 for income and payroll taxes paid on behalf the employees as a reduction in additional paid-in capital.

17.	STOCK OPTIONS

A summary of option activity for the years ended December 31, 2021 and 2020 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2020	4,233,722	$1.73	2.54	$995,000
Granted	2,111,308	1.35	-	-
Forfeited	(313,255)	2.53	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2020	6,031,775	1.55	2.68	1,932,000
Granted	2,494,333	1.71	-	-
Forfeited	(2,374,405)	2.68	-	-
Exercised	(747,480)	2.03	-	-
Outstanding at December 31, 2021	5,404,223	$1.72	2.24	$107,000

Vested December 31, 2021	2,899,884	$2.22		$116,000

Exercisable at December 31, 2021	1,934,874	$2.04		$21,000

The following were stock options transactions during the year ended December 31, 2021:

During the year ended December 31, 2021, the Company granted stock options to employees and consultants to purchase a total of 2,494,333 shares of common stock for services rendered. The options have an average exercise price of $1.71 per share, expire between zero and five years, vesting from zero and four years from grant date. The total fair value of these options at grant date was approximately $3,927,000, determined using the Black-Scholes option pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the year ended December 31, 2021 amounted to $1,596,000. As of December 31, 2021, the total unrecognized share-based compensation expense was $2,591,000, which is expected to be recognized as part of operating expense through December 2025.

The following were stock options transactions during the year ended December 31, 2020:

During the year ended December 31, 2020, the Company granted stock options to employees and consultants to purchase a total of 2,111,308 shares of common stock for services rendered. The options have an average exercise price of $1.35 per share, expire between four and five years, vesting from 0.43 to four years from grant date. The total fair value of these options at grant date was approximately $2,438,000 using the Black-Scholes option pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the year ended December 31, 2020 amounted to $1,728,000. As of December 31, 2020, the total unrecognized share-based compensation expense was $4,146,000, which is expected to be recognized as part of operating expense through December 2024.

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020

Expected life in years	1 to 5 years	3.0, 4.0 and 5.0
Stock price volatility	230%-271%	255%-271%
Risk free interest rate	0.17-1.26%	0.17-0.39%
Expected dividends	0%	0%
Forfeiture rate	25.56 – 39.66%	21.2 – 21.3%

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

18.	STOCK WARRANTS

The Company has the following warrants as of December 31, 2021 and 2020 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at January 1, 2020	10,930,991	$3.07	4.25	$-
Granted	4,630,654	1.17	-	-
Forfeited	(244,800)	4.58	-	-
Exercised	(1,965,594)	1.10	-	-
Outstanding at December 31, 2020	13,351,251	2.48	3.38	3,022,000
Granted	138,889	2.61	-	-
Forfeited	(220,011)	6.25	-	-
Exercised	(2,285,389)	1.25	-	-
Outstanding at December 31, 2021	10,984,740	$2.67	2.38	$507,000

The following were stock warrant transactions during the year ended December 31, 2021:

During the year ended December 31, 2021, the Company granted 138,889 warrants to an officer. The warrants are fully vested upon grant, have an exercise price of $2.61 per share, expire in 3 years with an estimated fair value of $363,000.

During the year ended December 31, 2021, a total of 2,285,389 warrants were exercised into 2,254,411 shares of common stock at a weighted average exercise price of $1.25. The Company received cash of $2,784,000 upon exercise of the warrants.

The following were stock warrant transactions during the year ended December 31, 2020:

During the year ended December 31, 2020, the Company granted 416,199 warrants to a consultant as part of a private placement offering and 2,303,861 warrants to Series A stockholders. In addition, the Company also granted warrants to certain shareholders to purchase 1,910,594 shares of common stock as part of settlement with regards to the Company’s public offering that occurred in July 2020. The warrants were fully vested upon grant, have an average exercise price of $1.17 per share, expire between 0.01 and 5 years with an estimated fair value of $248,000 using the Black-Scholes option pricing model. The Company accounted for the estimated fair value of $248,000 as a financing cost.

During the year ended December 31, 2020, a total of 1,965,594 warrants were exercised into 1,965,594 shares of common stock at a weighted average exercise price of $1.10. The Company received cash of $2,165,000 upon exercise of the warrants.

19.	ISSUANCE OF CLASS A and B UNITS

a.	Class A Units – During the year ended December 31, 2020, the Company created a separate class of equity instrument called Class A Units. Concurrently, the Company formed a wholly owned subsidiary, Verb Acquisition, and issued 100 Class A units as part of the organization of Verb Acquisition. The Class A Units have the following rights and privileges:

1.	Class A units are a standalone financial instrument;
2.	Priority on distributions;
3.	Ability to remove the manager;
4.	Drag-along rights;
5.	Power to dissolve Verb Acquisition provided that a majority of the Class B Units also approve the dissolution;
6.	Ability to appoint a liquidator to wind up the affairs of Verb Acquisition;
7.	Entitled to distributions;
8.	Approve board appointments; and
9.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class B Units also approve the amendment.

b.	Class B Units – During the year ended December 31, 2020, the Company created a separate class of an equity instrument called Class B Units. Concurrently, our wholly owned subsidiary, Verb Acquisition, issued 2,642,159 Class B Units as part of its acquisition of SoloFire (see Note 3). The Class B Units have the following rights and privileges:

1.	Class B units are a standalone financial instrument;
2.	Exchangeable for shares of the Company’s common stock at a conversion rate of 1 to 1;
3.	Power to dissolve Verb Acquisition, provided that a majority of the Class A Units also approve the dissolution;
4.	Entitled to profit distributions;
5.	Approve board appointments made by the Class A Units; and
6.	Approve any amendments to Verb Acquisition’s operating agreement, provided that a majority of the Class A Units also approve the amendment.

As the Class B Units are exchangeable for the Company’s common stock, for valuation purposes, the Company determined to use the trading price of the Company’s common stock at the date of the acquisition of SoloFire which amounted to $3,065,000. During the year ended December 31, 2021, all Class B units were exchanged into Verb Technology common stock, consistent with the terms of the agreement.

20.	INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.9%	6.9%
Non-deductible items	1.0%	1.0%
Change in valuation allowance	(28.9)%	(28.9)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2021	2020
Net operating loss carry-forwards	$20,950,000	$13,350,000
Share based compensation	(422,000)	(457,000)
Non-cash interest and financing expenses	(358,000)	(177,000)
Other temporary differences	(388,000)	(569,000)
Less: Valuation allowance	(19,782,000)	(12,147,000)
Deferred tax assets, net	$-	$-

ASC 740 requires that the tax benefit of net operating loss carry-forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against the asset amounts.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits for the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had federal net operating loss carry-forwards of approximately $79.2 million and $48.0 million, respectively, and state net operating loss carry-forwards of approximately $76.9 million and $45.7 million, respectively, which may be available to offset future taxable income for tax purposes. These net operating loss carry-forwards begin to expire in 2034. This carry-forward may be limited upon the ownership change under IRS Section 382. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry-forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2021 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2021, tax years 2015 through 2020 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

21.	COMMITMENTS AND CONTINGENCIES

Litigation

a.	Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300,000 in unpaid bonus compensation from 2015. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company does not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when the Company purchased all of his shares of stock more than 4 years ago in January 2016. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the court issued an order (i) denying the former employee’s motion for summary judgment, (ii) partly granting the former employee’s motion for summary adjudication, and (iii) partly denying the former employee’s motion for summary adjudication. The court has set a trial date of June 27, 2022. The Company believes that the resolution of this matter will have no material effect on the Company or its operations.

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

Total board fees expensed and paid in 2021 totaled $475,000. As of December 31, 2021, total board fees to be recognized in 2022 amounted to $475,000 and will be recognized once the service has been rendered.

22.	SUBSEQUENT EVENTS

Equity Financing

Common Stock Purchase Agreement:

On January 12, 2022, the Company entered into a common stock purchase agreement with Tumim Stone Capital LLC. Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of common stock, valued at $750,000 at the time of issuance, issued to the Investor as consideration for its commitment to purchase shares of common stock under the Common Stock Purchase Agreement.

The common stock purchase agreement initially precludes the Company from issuing and selling more than 14,747,065 shares of its common stock, including the commitment shares, which number of shares equals 19.99% of the common stock issued and outstanding immediately prior to the execution of the agreement, unless the Company obtains stockholder approval to issue additional shares, or unless certain exceptions apply.

From the effective date of the agreement through March 25, 2022, the Company received $5,542,000 in consideration for the issuance of 5,146,683 shares of common stock, per the common stock purchase agreement.

Debt Financing

Securities Purchase Agreement, Convertible Notes, and Security Agreement:

On January 12, 2022, the Company also entered into a securities purchase agreement with three institutional investors providing for the sale and issuance of an aggregate original principal amount of $6,300,000 in convertible notes due 2023. The Company and the Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the note offering, pursuant to which the Company granted a security interest to the Note Holders in substantially all of its assets.

The Company received $6,000,000 in gross proceeds from the sale of the Notes. The Note Offering closed on January 12, 2022. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Note.

Beginning on May 12, 2022, the Company is required to make nine monthly principal payments of $333,333, plus accrued interest, to the Note Holders, with the remaining principal amount of $3,300,000, plus accrued interest, due on the maturity date.

As a result of the debt financing, the Company paid $380,000 of debt issue costs. Accordingly, both the debt discount of $300,000 and the debt issue costs are being amortized over the term of the agreement using the effective interest rate method of amortization.

Issuances of Common Stock

From January to March 2022, the Company issued 372,446 shares of common stock to vendors and employees for services rendered with a fair value of $442,000. These shares of common stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

From January to March 2022, the Company issued 432,046 shares of common stock to officers and board members associated with the vesting of a Restricted Stock Unit.

Exercise of Options

From January to March 2022, a total of 332,730 options were exercised into 332,730 shares of common stock at a weighted average exercise price of $1.13. The Company received cash of $377,000 upon exercise of the options.

Issuances of Restricted Stock Units

From January to March 2022, the Company granted an additional 1,033,669 shares of its restricted stock to employees and members of Board of Directors. The Restricted Stock Units vest in various dates, starting on January 20, 2022 up to February 1, 2026. These Restricted Stock Units were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $1,261,000, which is being amortized as stock compensation expense over its vesting term.

Issuances of Stock Options

From January to March 2022, the Company granted stock options to employees and consultants to purchase a total of 1,983,555 stock options for services to be rendered. The options have an average exercise price of $1.25 per share, expire in five years, and vest between one and four years from grant date. The total fair value of these options at the grant date was $1,835,000 using the Black-Scholes option pricing model.

Termination of Lease Agreements

On January 3, 2022, the Company terminated the lease agreements with JMCC properties for four office and warehouse leases in American Fork, Utah. The lease for the spaces were terminated as of January 15, 2022. On this date, and in accordance with ASC 842, the Company derecognized the right of use asset of $1,287,000, net of accumulated amortization of $744,000. The Company has also derecognized the corresponding lease liabilities of $521,000, resulting in a net loss on termination of $22,000.

Payment of Deferred Incentive Compensation to Officers

On January 20, 2022, the Company paid the remaining balance of $377,000 to Rory Cutaia, Chief Executive Officer, for amounts due related to deferred incentive compensation to officers.

Departure and Replacement of Officers

On January 20, 2022, Jeffrey Clayborne, the Company’s Chief Financial Officer and Treasurer, resigned. Pursuant to a consulting agreement, Mr. Clayborne continued as a consultant with the Company to assist with transition matters. Mr. Clayborne’s departure is not due to a dispute or disagreement with the Company. As part of a separation agreement, the Company issued 116,160 shares of the Company’s common stock to satisfy the remaining balance of $144,000 related to deferred incentive compensation to officers.

On January 20, 2022, the Company eliminated the Chief Information Officer position. The employment of Mitchell Bledsoe, the Company’s former Chief Information officer, ended on January 20, 2022 and his role and responsibilities were reassigned to existing personnel.

On January 20, 2022, the Company appointed Salman H. Khan as Interim Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.

On March 30, 2022, the Company’s Board of Directors approved Mr. Khan’s appointment as the Company’s permanent Chief Financial Officer.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Amended and Restated Bylaws of Verb Technology Company, Inc.	8-K	001-38834	3.12	11/01/2019

3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.11	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018	S-1	333-226840	4.28	08/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.13	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019	10-Q	001-38334	3.12	08/14/2019

4.1	Common Stock Purchase Warrant (First Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.1	10/02/2017

4.2	Common Stock Purchase Warrant (Second Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.2	10/02/2017

4.3	Common Stock Purchase Warrant (Third Warrant) dated September 15, 2017, issued to Kodiak Capital Group, LLC	8-K	001-38834	4.3	10/02/2017

4.4	Common Stock Purchase Warrant dated December 5, 2017 issued to EMA Financial, LLC	8-K	001-38834	10.3	12/14/2017

4.5	Common Stock Purchase Warrant dated December 5, 2017 issued to Auctus Fund, LLC	8-K	001-38834	10.6	12/14/2017

4.6	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.7	Common Stock Purchase Warrant dated January 10, 2018 issued to Auctus Fund, LLC	8-K	001-38834	10.6	01/26/2018

4.8	Form of Investor Common Stock Purchase Warrant	S-1/A	333-226840	4.34	04/02/2019

4.9	Form of Underwriter’s Common Stock Purchase Warrant	S-1/A	333-226840	4.35	04/02/2019

4.10	Form of Common Stock Purchase Warrant in favor of A.G.P./Alliance Global Partners	S-1/A	333-226840	4.36	04/02/2019

4.11	Form of Common Stock Purchase Warrant	10-Q	001-38834	4.37	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.12	Verb Technology Company, Inc. 2019 Omnibus Incentive Plan#	S-8	333-235684	4.13	12/23/2019

4.13	Form of Common Stock Purchase Warrant (granted by the Company in February 2020 and March 2020)	8-K	001-38834	4.38	02/25/2020

4.14	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Capital Investment Group LLC	S-3	333-243438	4.18	08/10/2020

4.15	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Master Fund Ltd.	S-3	333-243438	4.19	08/10/2020

4.16	Common Stock Purchase Warrant dated August 6, 2020 in favor of Kingsbrook Opportunities Master Fund LP	S-3	333-243438	4.20	08/10/2020

4.17	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.21	08/10/2020

4.18	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.22	08/10/2020

4.19	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-38834	4.17	06/04/2020

10.1#	2014 Stock Option Plan	8-K	001-38834	10.1	10/22/2014

10.2#	Executive Employment Agreement dated December 20, 2019 by and between the Company and Rory J. Cutaia	10-K	001-38834	10.2	05/14/2020

10.3	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.1	11/14/2018

10.4	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.2	11/14/2018

10.5	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.3	11/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.6	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com, Inc.	10-K	001-38834	10.43	02/07/2019

10.7	Lease Agreement dated February 5, 2019 by and between the Company and NPBeach Marina LLC	S-1/A	333-226840	10.45	02/19/2019

10.8	Warrant Agent Agreement dated April 4, 2019 by and between the Company and VStock Transfer, LLC	8-K	001-38834	10.1	04/05/2019

10.9	First Amendment to Lease dated June 2, 2019 by and between the Company and NPBeach Marina LLC	10-Q	001-38834	10.54	08/14/2019

10.10	Extension Letter from the Company to NPBeach Marina LLC dated March 26, 2019	10-Q	001-38834	10.55	08/14/2019

10.11	Securities Purchase Agreement dated August 14, 2019 between the Company and certain purchasers identified therein	10-Q	001-38834	10.56	08/14/2019

10.12	Form of Omnibus Waiver and Acknowledgment Agreement, entered into as of February 7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58	02/25/2020

10.13	Form of alternative Omnibus Waiver And Acknowledgement Agreement, entered into as of February7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58a	02/25/2020

10.14#	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors	10-K/A	001-38834	10.43	06/04/2020

10.15	Membership Interest Purchase Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Ascend Certification, LLC, the sellers party thereto and Steve Deverall, as the seller representative	8-K	001-38834	10.1	09/10/2020

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.16	Exchange Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Verb Technology Company, Inc. and the holders of Class B Units party thereto	8-K	001-38834	10.4	09/10/2020

10.17	Form of Contribution and Exchange Agreement, dated September 4, 2020, by and between Verb Acquisition Co., LLC and the investors party thereto	8-K	001-38834	10.5	09/10/2020

10.18	Amended and Restated Operating Agreement of Verb Acquisition Co., LLC, dated September 4, 2020, by and among Verb Acquisition Co., LLC and the members party thereto	8-K	001-38834	10.6	09/10/2020

10.19	At-the-Market Issuance Sales Agreement, dated November 16, 2021, between the Company and Truist Securities, Inc.	8-K	001-38834	1.1	11/16/2021

10.20	Common Stock Purchase Agreement, dated January 12, 2022, between the Company and Tumim Stone Capital LLC	8-K	001-38834	10.1	1/13/2022

10.21	Securities Purchase Agreement, dated January 12, 2022, amongst the Company and certain institutional investors identified therein	8-K	001-38834	10.2	1/13/2022

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation	8-K	001-38834	14.1	10/22/2014

21.1	Subsidiaries of the Registrant	10-K	001-38834	21.1	05/14/2020

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38834	23.1	05/14/2020

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

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
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

Date:	March 31, 2022

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	March 31, 2022

By:	/s/ Salman H. Khan
Salman H. Khan
Chief Financial Officer and Treasurer

Date:	March 31, 2022

By:	/s/ Philip J. Bond
Philip J. Bond
Director

Date:	March 31, 2022

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	March 31, 2022

By:	/s/ Nancy Heinen
Nancy Heinen
Director

Date:	March 31, 2022

By:	/s/ Judith Hammerschmidt
Judith Hammerschmidt
Director

Date:	March 31, 2022

