Form 10-K/A
period 2021-12-31
Verb Technology Company, Inc.
filed 2022-04-12
CIK 1566610

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022, or the Original Filing. The purpose of this Amendment No. 1 is to present the information that was previously omitted from Part III of the Original Filing because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV has been amended and restated in its entirety to include the currently dated certifications as exhibits.

Except as otherwise expressly noted above, this Amendment does not amend any other information set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and, except where expressly noted, we have not updated the disclosures contained in the Original Filing, including, among other things, the forward-looking statements, to reflect events that have occurred at a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain disclosures required by this item and Item 403(a) of Regulation S-K of the Exchange Act were filed under Item 4a to the Original Filing.

Family Relationships

To our management’s knowledge, there are neither any family relationships among any of our directors or executive officers nor have any of our directors been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act.

Corporate Governance

Agreements with Directors

None of our directors or director nominees were selected pursuant to any arrangement or understanding, other than with our directors acting within their capacity as such.

Meetings of the Board and its Committees

Our Board has a standing Audit Committee, a Compensation Committee, a Governance and Nominating Committee, and a Risk and Disclosure Committee. Our Board met 11 times, including telephonic meetings, during fiscal year 2021. All six directors attended 100% of the Board meetings. Messrs. Geiskopf, Bond, and Cragun and Mses. Heinen and Hammerschmidt attended 100% of the meetings held by committees of the Board on which they served.

It is our policy that all of our directors are required to make a concerted and conscientious effort to attend our annual meeting of stockholders in each year during which that director serves as a member of our Board. At the date of our 2021 annual meeting of stockholders, we had six members on our Board, all of whom attended the meeting.

Audit Committee and Audit Committee Financial Expert

On June 10, 2021, our Board amended and restated the Audit Committee charter that governs the Audit Committee. The Audit Committee charter requires that each member of the Audit Committee meet the independence requirements of Nasdaq and the SEC and requires the Audit Committee to have at least one member that qualifies as an “audit committee financial expert.” Currently, Messrs. Geiskopf, Bond, and Cragun (Chairman) serve on the Audit Committee and each meets the independence requirements of Nasdaq and the SEC. Mr. Cragun qualifies as an “audit committee financial expert.” In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee charter can be found online at https://www.verb.tech/investor-relations/governance/audit.

Compensation Committee

On August 14, 2018, our Board approved and adopted a charter to govern the Compensation Committee, which was amended and restated on June 10, 2021. Currently, Messrs. Geiskopf (Chairman), Bond and Cragun and Mses. Heinen, and Hammerschmidt serve as members of the Compensation Committee and each meets the independence requirements of Nasdaq and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs. The Compensation Committee has the authority to form and delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees or to one or more designated members of the Compensation Committee, as the Compensation Committee may deem appropriate in its sole discretion. For the development of our compensation program, the Compensation Committee retained Compensation Advisory Partners LLC, or CAP, during the year ended December 31, 2020. CAP provided the Committee with advisory services only with respect to executive and Board compensation. CAP reviewed the compensation paid to our executive officers and Board and compared our compensation with certain companies CAP identified as peer companies. The Committee’s recommendation and the Board’s approval of the 2021 compensation program was based on various factors, including, among others, recommendations made by CAP. The Compensation Committee charter may be found online at https://www.verb.tech/investor-relations/governance/compensation-committee.

Governance and Nominating Committee

On August 14, 2018, our Board approved and adopted a charter to govern the Governance and Nominating Committee, which was amended and restated on June 10, 2021. Currently, Messrs. Geiskopf, Bond (Chairman), and Cragun and Mses. Heinen, and Hammerschmidt serve as members of the Governance and Nominating Committee and each meets the independence requirements of Nasdaq and the SEC. The Governance and Nominating Committee charter requires that each member of the Governance and Nominating Committee meet the independence requirements of Nasdaq and the SEC. In addition to the enumerated responsibilities of the Governance and Nominating Committee in the Governance and Nominating Committee charter, the primary function of the Governance and Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Governance and Nominating Committee may be found online at https://www.verb.tech/investor-relations/governance/governance-and-nominating-committee.

Risk and Disclosure Committee

On June 10, 2021, our Board approved and adopted a charter to govern the Risk and Disclosure Committee. Currently, Messrs. Geiskopf, Bond, and Cragun (Chairman) and Ms. Heinen serve as members of the Risk and Disclosure Committee and each meets the independence requirements of Nasdaq and the SEC. The Risk and Disclosure Committee charter requires that each member of the Risk and Disclosure Committee meet the independence requirements of Nasdaq and the SEC. In addition to the enumerated responsibilities of the Risk and Disclosure Committee in the Risk and Disclosure Committee charter, the primary function of the Risk and Disclosure Committee is to assist our Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by us. The charter of the Risk and Disclosure Committee may be found online at https://www.verb.tech/investor-relations/governance/risk-and-disclosure.

Nominations Process and Criteria

As of March 25, 2022, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a formal policy with regard to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our requirements, as well as the qualifications of each candidate when it considers a nominee for a position on our Board. Accordingly, we do not currently have any specific or minimum criteria for the election of nominees to our Board and we do not have any specific process or procedure for evaluating such nominees. Our Board assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

In recommending director nominees for appointment to our board of directors, our nominating and corporate governance committee also actively considers diversity characteristics, including diversity of professional experience, race, ethnicity, gender, age, education, cultural background and personal background. However, we have not adopted a formal policy regarding the consideration of specific diversity characteristic, and instead prefer to rely on the judgment of our highly qualified committee in recommending candidates with the most appropriate mix of experiences, skills and expertise.

There were no fees paid or due to third parties in fiscal year 2021 to identify or evaluate, or to assist in evaluating or identifying, potential director nominees.

Any stockholder wishing to propose that a person be nominated for or appointed to our Board may submit such a proposal, according to the procedure described in the stockholder proposal section on page 5 of this Proxy Statement, to:

Corporate Secretary

Verb Technology Company, Inc.

782 S. Auto Mall Drive

American Fork, Utah 84003

(855) 250.2300

The Corporate Secretary will promptly forward any such correspondence to the Chairman of the Governance and Nominating Committee for review and consideration by the Governance and Nominating Committee in accordance with the criteria described above.

Director Independence

Our Board is currently composed of six members. We have determined that the following five directors qualify as independent: James P. Geiskopf, Phillip J. Bond, Kenneth S. Cragun, Nancy Heinen, and Judith Hammerschmidt. We determined that Mr. Cutaia, our Chairman of the Board, President, Chief Executive Officer and Secretary, is not independent. We evaluated independence in accordance with the rules of Nasdaq and the SEC. Messrs. Geiskopf, Bond and Cragun also serve on our Audit, Compensation, Governance and Nominating, and Risk and Disclosure Committees. Ms. Heinen serves on our Compensation, Governance and Nominating, and Risk and Disclosure Committees. Ms. Hammerschmidt serves on our Compensation, and Governance and Nominating Committees.

Stockholder Communications with the Board

Stockholders and other parties interested in communicating directly with our Board, a committee thereof, or any individual director, may do so by sending a written communication to the attention of the intended recipient(s) in care of the Corporate Secretary, Verb Technology Company, Inc., 782 S. Auto Mall Drive American Fork, Utah 84003. The Corporate Secretary will forward all appropriate communications to the Chairman of our Audit Committee.

Investment in Human Capital

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

The Board does not provide continuing education for our directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as a director.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. We conducted our first director assessment in December 2021 and intend to conduct such assessment on an annual basis.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

In 2014, our Board approved and adopted a code of ethics and business conduct for directors, senior officers, and employees, or code of ethics, that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The code of ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; protection and proper use of our assets; and reporting suspected illegal or unethical behavior. The code of ethics is available on our website at https://www.verb.tech/investor-relations/governance/code-of-ethics.

Board Leadership Structure and Role in Risk Oversight

Board Leadership Structure

We currently combine the positions of Chairman and Chief Executive Officer into one position. We believe that this structure is appropriate at this time and is a leadership model that has served our stockholders well since our inception. We believe that this combined model has certain advantages over other leadership structures. This combined role allows Mr. Cutaia to drive execution of our strategic plans and facilitates effective communication between management and our Board to bring key issues to its attention, and to see that our Board’s guidance and decisions are implemented effectively by management. Further, our Board has designated Mr. Geiskopf as its Lead Director. Our Board believes that Mr. Geiskopf’s strong leadership and qualifications, including his prior experience as a chief executive officer and chief financial officer and his tenure on our Board, among other factors, contribute to his ability to fulfill the role of Lead Director effectively.

Role of the Board in Risk Oversight

Our Board is responsible for the oversight of our operational risk management process. Our Board has delegated authority for addressing certain risks, and accessing the steps management has taken to monitor, control, and report such risks to our Audit Committee. Such risks include risks relating to execution of our growth strategy, the effects of the economy and general financial condition and outlook, our ability to expand our client base, communication with investors, certain actions of our competitors, the protection of our intellectual property, sufficiency of our capital, security of information systems and data, integration of new information systems, credit risk, product liability, and costs of reliance on external advisors. Our Audit Committee then reports such risks as appropriate to our Board, which then initiates discussions with appropriate members of our senior management if, after discussion of such risks, our Board determines that such risks raise questions or concerns about the status of operational risks then facing us.

Our Board relies on our Compensation Committee to address significant risk exposures that we may face with respect to compensation, including risks relating to retention of key employees, protection of partner relationships, management succession, and benefit costs, and, when appropriate, reports these risks to the full Board.

Change-of-Control Arrangements

We do not know of any arrangements, which may, at a subsequent date, result in a change-of-control.

Other Board Committees

Other than our Audit Committee, Compensation Committee, Governance and Nominating Committee, and Risk and Disclosure Committee, we have no committees of our board of directors. We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table and discussion below present compensation information for our executive officers as of December 31, 2021, which we refer to as our “named executive officers”:

●	Rory J. Cutaia, our Chairman of the Board, President, Chief Executive Officer, and Secretary; and
●	Jeffrey R. Clayborne, our former Chief Financial Officer and Treasurer.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Rory J. Cutaia(3)	2021	490,000	350,000	(4)	537,000	(5)	-	-	1,377,000	(6)
	2020	452,000	590,000	(7)	722,000	(8)	-	-	1,764,000	(6)

Jeffrey R. Clayborne(9)	2021	250,000	-		322,000	(10)	-	-	572,000	(11)
	2020	234,000	150,000	(12)	391,000	(13)	-	-	775,000	(11)

Salman H. Khan(14)

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards, refer to Note 2 of our audited consolidated financial statements for the year ended December 31, 2021 of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during fiscal years ended December 31, 2021 and 2020 in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	Represents an annual incentive bonus of $350,000.

(5)	Represents an annual incentive bonus of 317,682 restricted stock units.

(6)	As of December 31, 2021 and 2020, Mr. Cutaia had accrued but unpaid compensation equal to $1,031,000 and $697,000, respectively.

(7)	Represents an annual incentive bonus of (i) $490,000 for the successful closing of our March 31, 2020 private placement and (ii) $100,000 for the July 24, 2020 underwritten public offering of our common stock.

(8)	Represents an annual incentive bonus of (i) 471,698 restricted stock units for the successful closing of our March 31, 2020 private placement (ii) 166,365 restricted stock units for the July 24, 2020 underwritten public offering of our common stock, and (iii) 31,030 restricted stock units as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan.

(9)	Mr. Clayborne was appointed as Chief Financial Officer and Treasurer on July 15, 2016. Mr. Clayborne resigned from these roles effective January 20, 2022.

(10)	Represents an annual incentive bonus of 190,609 restricted stock units.

(11)	As of December 31, 2021 and 2020, Mr. Clayborne had accrued but unpaid compensation equal to $77,000 and $125,000, respectively.

(12)	Represents an annual incentive bonus of (i) $125,000 for the successful closing our March 31, 2020 private placement and (ii) $25,000 for the July 24, 2020 underwritten public offering of our common stock.

(13)	Represents an annual incentive bonus of (i) 283,019 restricted stock units for the successful closing of our March 31, 2020 private placement (ii) 63,085 restricted stock units for the July 24, 2020 underwritten public offering of our common stock, and (iii) 16,303 restricted stock units as part of the Company’s COVID-19 Full Employment and Cash Preservation Plan.

(14)	On January 20, 2022, the Company appointed Salman H. Khan as Interim Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer. On March 30, 2022, the Company’s Board of Directors approved Mr. Khan’s appointment as the Company’s permanent Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Rory J. Cutaia

On December 20, 2019, we entered into an executive employment agreement with Mr. Cutaia. The employment agreement is for a four-year term and can be extended for additional one-year periods. In addition to certain payments due to Mr. Cutaia upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Mr. Cutaia is entitled to an annual base salary of $430,000, which shall not be subject to reduction during the initial term, but will be subject to annual reviews and increases, if and as approved in the sole discretion of our board of directors, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). In addition, Mr. Cutaia is eligible to receive performance-based cash and/or stock bonuses upon attainment of performance targets established by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). We must make annual equity grants to Mr. Cutaia as determined by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). Finally, Mr. Cutaia is eligible for certain other benefits, such as health, vision, and dental insurance, life insurance, and 401(k) matching.

Mr. Cutaia earned total cash compensation for his services to us in the amount of $490,000 and $452,000 for the fiscal years ending December 31, 2021 and 2020, respectively.

In fiscal 2021, Mr. Cutaia earned an annual incentive bonus totaling $350,000.

On January 4, 2021, we granted Mr. Cutaia a restricted stock unit totaling $537,000 payable in 317,682 shares of our common stock. The restricted stock unit is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

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

As of December 31, 2021 and 2020, Mr. Cutaia had accrued but unpaid compensation equal to $1,031,000 and $697,000, respectively.

Jeffrey R. Clayborne

Mr. Clayborne earned total cash compensation for his services to us in the amount of $250,000 and $234,000 for the fiscal years ending December 31, 2021 and 2020, respectively.

On January 4, 2021, we granted Mr. Clayborne a restricted stock unit totaling $322,000 payable in 190,609 shares of our common stock. The restricted stock unit is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

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

As of December 31, 2021 and 2020, Mr. Clayborne had accrued but unpaid compensation equal to $77,000 and $125,000, respectively.

Mr. Clayborne resigned as our Chief Financial Officer and Treasurer effective January 20, 2022.

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

The Compensation Committee considers the impact of the provisions of Section 162(m) of the Internal Revenue Code, or the Code, as amended by the Tax Cuts and Jobs Act, or the TCJA. That section generally limits the deductibility of compensation paid by a publicly held company to “covered employees” for a taxable year to $1.0 million. Effective for taxable years beginning on and after January 1, 2018, “covered employees” generally include our Chief Executive Officer, Chief Financial Officer and other highly compensated executive officers. Effective for taxable years beginning prior to January 1, 2018, an exception to this deduction limit applied to “performance-based compensation,” such as cash incentive and stock option awards, that satisfied certain criteria. This exception to the Section 162(m) deduction limit for “performance-based compensation” was repealed by the TCJA. Thus, except for certain “performance-based compensation” payable pursuant to written contracts that were in effect on November 2, 2017 and that are not modified in any material respect on or after that date, effective for taxable years beginning on and after January 1, 2018 our tax deduction with regard to compensation of “covered employees” is limited to $1.0 million per taxable year with respect to each executive officer. With respect to cash and equity awards that were in effect on November 2, 2017, and that are not modified in any material respect on or after that date, the Committee is mindful of the benefit to us and our stockholders of the full deductibility of compensation and have taken steps so that both the cash incentive and stock option awards that we granted may qualify for deductibility under Section 162(m) of the Code. However, awards that we granted that were intended to qualify as “performance-based compensation” may not necessarily qualify for such status under Section 162(m) of the Code. With respect to cash incentive and equity awards that we may grant in the future, we do not anticipate that the $1.0 million deduction limitation set forth in Section 162(m) of the Code will have a material impact on our results of operations.

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

Our change-of-control and severance Agreements do not allow for excise tax gross up payments.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, certain information concerning outstanding restricted stock awards as of December 31, 2021:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
Rory J. Cutaia	176,413	1.36	December 23, 2023(1)
	50,000	1.36	December 23, 2022(2)
	353,774	1.06	July 29, 2024(3)
	317,682	1.69	January 4, 2025(4)

Jeffrey R. Clayborne(5)	132,310	1.36	December 23, 2023(1)
	25,000	1.36	December 23, 2022(2)
	212,265	1.06	July 29, 2024(3)
	190,609	1.69	January 4, 2025(4)

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	25% on grant date and 25% vesting on the first, second, and third anniversaries from the grant date

(3)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(4)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(5)	Mr. Clayborne resigned as our Chief Financial Officer and Treasurer effective January 20, 2022.

The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2021:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option Exercise price ($)	Option expiration date
Rory J. Cutaia	-	189,645	1.13	January 10, 2022(1)
	-	143,085	1.13	January 10, 2022(2)
	16,667	-	4.35	January 8, 2024(5)
	16,667	-	1.16	December 18, 2022(5)
	133,333	-	1.20	January 9, 2022(5)

Jeffrey R. Clayborne(6)	-	55,129	1.13	January 10, 2022(3)
	-	71,542	1.13	January 10, 2022(4)
	33,333	-	5.33	May 3, 2022(5)
	133,333	-	1.20	January 9, 2022(5)
	12,876	-	1.35	January 21, 2023(5)

(1)	189,645 shares will vest on January 10, 2022.

(2)	143,085 shares will vest on January 10, 2022.

(3)	55,129 shares will vest on January 10, 2022.

(4)	71,542 shares will vest on January 10, 2022.

(5)	All shares have fully vested.

(6)	Mr. Clayborne resigned as our Chief Financial Officer and Treasurer effective January 20, 2022.

Resignation, Retirement, Other Termination, or Change-of-Control Arrangements

Other than as disclosed below, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change of control of our company or a change in our directors’ or executive officers’ responsibilities following a change of control.

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

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2021:

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
James P. Geiskopf	175,000	172,000	(2)	347,000

Philip J. Bond	75,000	86,000	(3)	161,000

Kenneth S. Cragun	75,000	86,000	(3)	161,000

Nancy Heinen	75,000	86,000	(3)	161,000

Judith Hammerschmidt	75,000	86,000	(3)	161,000

(1)	Rory J. Cutaia, our Chairman of the Board, Chief Executive Officer, President, and Secretary during the fiscal year ending December 31, 2021, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	Represents a restricted stock unit totaling 101,658 shares of our common stock valued at $1.69 per share, which was the closing price reported on The Nasdaq Capital Market. The restricted stock unit vested on the first anniversary from the grant date.

(3)	Represents a restricted stock unit totaling 50,829 shares of our common stock valued at $1.69 per share, which was the closing price reported on The Nasdaq Capital Market. The restricted stock unit vested on the first anniversary from the grant date.

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

James P. Geiskopf

Mr. Geiskopf earned total cash compensation for his services to us in the amount of $175,000 and $152,000 for fiscal years 2021 and 2020, respectively.

On January 4, 2021, we granted Mr. Geiskopf a restricted stock unit totaling $172,000 payable in 101,658 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

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

Philip J. Bond

Mr. Bond earned total cash compensation for his services to us in the amount of $75,000 and $70,000 for the fiscal years ending December 31, 2021 and 2020, respectively.

On January 4, 2021, we granted Mr. Bond a restricted stock unit totaling $86,000 payable in 50,829 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

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

Kenneth S. Cragun

Mr. Cragun earned total cash compensation for his services to us in the amount of $75,000 and $70,000 for the fiscal years ending December 31, 2021 and 2020, respectively.

On January 4, 2021, we granted Mr. Cragun a restricted stock unit totaling $86,000 payable in 50,829 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

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

Nancy Heinen

Ms. Heinen earned total cash compensation for his services to us in the amount of $75,000 and $64,000 for the fiscal years ending December 31, 2021 and 2020 respectively.

On January 4, 2021, we granted Ms. Heinen a restricted stock unit totaling $86,000 payable in 50,829 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

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

Judith Hammerschmidt

Ms. Hammerschmidt earned total cash compensation for his services to us in the amount of $75,000 and $64,000 for the fiscal years ending December 31, 2021 and 2020, respectively.

On January 4, 2021, we granted Ms. Hammerschmidt a restricted stock unit totaling $86,000 payable in 50,829 shares of our common stock. The restricted stock award vests on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding restricted stock awards as of December 31, 2021:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
James P. Geiskopf	101,658	1.69	January 4, 2022(1)

Philip J. Bond	50,829	1.69	January 4, 2022(1)

Kenneth S. Cragun	50,829	1.69	January 4, 2022(1)

Nancy Heinen	29,403	1.36	December 23, 2022(2)
	50,829	1.69	January 4, 2022(1)

Judith Hammerschmidt	29,403	1.36	December 23, 2022(2)
	50,829	1.69	January 4, 2022(1)

(1)	Fully vests on the first anniversary from the grant date.

(2)	33% vesting on the first, second, and third anniversaries from the grant date.

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of December 31, 2021:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration date
James P. Geiskopf	133,333	-	1.20	January 9, 2022(1)

Philip J. Bond	50,000	16,667	7.50	August 27, 2023(2)

Kenneth S. Cragun	50,000	16,667	7.50	August 27, 2023(2)

(1)	All shares have fully vested.

(2)	25% vest on the grant date and 25% vest on the first, second, and third anniversaries from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2022, certain information with respect to the beneficial ownership of our common stock by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe, based on the information furnished to us, that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to equity awards that are exercisable or have vested, or will become exercisable or will vest, as applicable, within 60 days of March 25, 2022, are considered outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Verb Technology Company, Inc., 782 Auto Mall Drive, American Fork, Utah 84003.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Rory J. Cutaia	Common	4,762,460	(4)	5.9%
James P. Geiskopf	Common	992,135	(5)	1.2%
Philip J. Bond	Common	259,590	(6)	*
Kenneth S. Cragun	Common	259,590	(6)	*
Nancy Heinen	Common	260,561	(7)	*
Judith Hammerschmidt	Common	260,561	(7)	*
Salman H. Khan	Common	-	(8)	*

All directors and executive officers as a group	Common	6,794,897		8.5%

*	Less than 1%.

(1)	Messrs. Cutaia, Geiskopf, Bond and Cragun and Mses. Heinen and Hammerschmidt are the directors of our company. Messrs. Cutaia and Khan are the named executive officers of our company.

(2)	Except as otherwise indicated, we believe that the beneficial owners of the shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Percentage of common stock is based on 80,167,176 shares of our common stock issued and outstanding as of March 25, 2022.

(4)	Consists of 4,406,819 shares of our common stock held directly, 240,240 shares of our common stock held by Cutaia Media Group Holdings, LLC (an entity over which Mr. Cutaia has dispositive and voting authority), 54,006 shares of our common stock held by Mr. Cutaia’s spouse (as to which shares, he disclaims beneficial ownership), and 4,500 shares of our common stock held jointly by Mr. Cutaia and his spouse. Also includes 33,333 shares of our common stock underlying stock options held directly that are exercisable within 60 days of the date of March 25, 2022 (as to which underlying shares, he disclaims beneficial ownership). The total also includes 23,562 shares of our common stock underlying warrants granted to Mr. Cutaia, which warrants are exercisable within 60 days of March 25, 2022. Excludes 1,222,882 restricted stock awards that will not vest within 60 days of March 25, 2022.

(5)	Includes 986,801 shares of our common stock held directly and 5,333 shares of our common stock held by Mr. Geiskopf’s children. Excludes 129,418 restricted stock awards that will not vest within 60 days of March 25, 2022.

(6)	Includes 206,257 shares of our common stock held directly. Also includes 53,333 shares of our common stock underlying stock options exercisable within 60 days of March 25, 2022. Excludes 64,709 restricted stock awards that will not vest within 60 days of March 25, 2022.

(7)	Includes 260,561 shares of our common stock held directly. Excludes 94,112 restricted stock awards that will not vest within 60 days of March 25, 2022.

(8)	On January 20, 2022, the Company appointed Salman H. Khan as Interim Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer. On March 30, 2022, the Company’s Board approved Mr. Khan’s appointment as the Company’s permanent Chief Financial Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding restricted stock awards, options, warrants and rights (a)	Weighted-average exercise price of outstanding restricted stock awards, options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,578,723	$1.49	5,448,323
Equity compensation plans not approved by security holders	1,002,751	$2.71	-
Total	6,581,474	$1.68	5,448,323

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full board of directors (other than any interested director) for approval and documented in the board minutes.

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties on December 31, 2021 and 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2020	Amount Outstanding as of December 31, 2021	Interest Paid Since January 1, 2021	Interest Paid Since January 1, 2020
Note 1(1)	December 1, 2015	February 8, 2021	12.0%	$1,249,000	$825,000	$725,000	$91,000	$205,000
Note 2(2)	December 1, 2015	April 1, 2017	12.0%	112,000	112,000	-	-	-
Note 3(3)	April 4, 2016	June 4, 2021	12.0%	343,000	240,000	40,000	44,000	50,000
Total notes payable – related parties					$1,177,000	$765,000	$135,000	$255,000

(1)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, our majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. The note bears interest at a rate of 12% per annum, secured by our assets, and matured on February 8, 2021, as amended. A total of 30% of the original note balance or $375,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $825,000 was not convertible. During the year ended December 31, 2020, the Company made payments of $100,000. As of December 31, 2020, the outstanding balance of the note amounted to $725,000.

In February 2021, Mr. Cutaia and the Company amended the note payable and extended the maturity date from February 8, 2021 to February 8, 2023 or an extension of two years. In exchange for the extension, the Company issued Mr. Cutaia warrants to purchase 138,889 shares of common stock with a fair value of $287,000. The warrants are fully vested, exercisable at $2.61 per share and will expire in three years. There were no other changes to the original terms of the note payable. On May 19, 2021, the Board approved the ability to convert the note payable into equity of the Company at the discretion of the holder. The conversion price is the fair market value of our common stock on the day of conversion.

As of December 31, 2020, the outstanding balance of the note amounted to $725,000.

(2)	On December 1, 2015, we issued a note payable to a former member of our board of directors, in the amount of $112,000, representing unpaid consulting fees as of November 30, 2015. The note is unsecured, bears interest at a rate of 12% per annum, and matured in April 2017.

On September 24, 2021, we settled the entire note payable and all corresponding accrued interest and accounts payable related to the former board member for $140,000.

(3)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $343,000, to consolidate all advances made by Mr. Cutaia to us during the period December 2015 through March 2016. A total of 30% of the original note balance or $103,000 was convertible to common stock and was converted in 2018 while the remaining note balance of $240,000 was not convertible. The note bears interest at a rate of 12% per annum, is secured by our assets, and matured on June 4, 2021, as amended. On May 19, 2021, the Board approved the ability to convert the note payable into equity of the Company at the discretion of the holder. The conversion price is the fair market value of our common stock on the day of conversion. On May 19, 2021, $200,000 was converted into 194,175 shares of common stock. The conversion price was $1.03, which was the closing price of our common stock on the day of conversion.

As of December 31, 2021, the outstanding balance of the note amounted to $40,000.

Deferred Compensation to Related Parties

The Company has the following outstanding deferred compensation to related parties on December 31, 2021 and 2020:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2020	Amount Outstanding as of December 31, 2021	Interest Paid Since January 1, 2021	Interest Paid Since January 1, 2020
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	$278,000	$278,000	$139,000	$-	$-
Notes 1 & 2(1)	December 23, 2019	January 10, 2021	0%	278,000	278,000	139,000	-	-
Notes 3 & 4(2)	December 23, 2019	January 10, 2022	0%	243,000	243,000	122,000	-	-
Notes 3 & 4(2)	December 23, 2019	January 10, 2022	0%	243,000	243,000	121,000	-	-
Total deferred compensation – related parties					$1,042,000	$521,000	$-	$-

(1)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, our then-current Chief Financial Officer, annual incentive compensation of $430,000 and 125,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We paid 50% of the annual incentive compensation on January 10, 2021, and the remaining 50% on January 20, 2022.

(2)	On December 23, 2019, we awarded Mr. Cutaia, Chief Executive Officer, and Mr. Clayborne, our then-current Chief Financial Officer, a bonus for the successful up-listing to The Nasdaq Capital Market and the acquisition of Verb Direct totaling $324,000 and 162,000, respectively. We have determined that it is in our best interest and in the best interest of our stockholders to defer payments to these employees. We paid 50% of The Nasdaq Capital Market up-listing award on January 10, 2021, and the remaining 50% on January 20, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for the year ended December 31, 2021 and 2020 for professional services rendered by our independent registered public accounting firm, Weinberg & Company, P.A.:

Fees	2021	2020
Audit Fees	$224,000	$217,000
Audit-Related Fees	2,000	4,000
Tax Fees	44,000	46,000
All Other Fees	50,000	93,000
Total Fees	$320,000	$360,000

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit Fees – These are fees performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to form an opinion on our financial statements.
●	Audit-Related Fees – These are fees for expenses by the independent auditors that are associated with the audit, but don’t fall within the above-described category.
●	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax group, except those services related to the audit of our financial statements.
●	All Other Fees – These are fees for other permissible work, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, and for other permissible work performed that does not meet the above-described categories.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures to oversee the external audit process and pre-approves all services provided by our independent registered public accounting firm. Prior to the addition of Mr. Bond and Mr. Cragun as members of the Audit Committee, the entire Board, consisting of Mr. Cutaia and Mr. Geiskopf acted as our Audit Committee and were responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our Board or Audit Committee, as applicable, before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

(*) The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verb Technology Company, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	April 12, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

Date:	April 12, 2022

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	April 12, 2022

By:	/s/ Salman H. Khan
Salman H. Khan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 12, 2022

By:	/s/ Philip J. Bond
Philip J. Bond
Director

Date:	April 12, 2022

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	April 12, 2022

By:	/s/ Nancy Heinen
Nancy Heinen
Director

Date:	April 12, 2022

By:	/s/ Judith Hammerschmidt
Judith Hammerschmidt
Director

Date:	April 12, 2022

