Form 10-Q
period 2022-03-31
Verb Technology Company, Inc.
filed 2022-05-16
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3401 North Thanksgiving Way, Suite 240, Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2022, there were 101,440,840 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets
Cash	$3,718	$937
Accounts receivable, net	1,536	1,382
Prepaid expenses and other current assets	714	875
Total current assets	5,968	3,194

Capitalized software development costs	6,207	4,348
Property and equipment, net	646	702
Operating lease right-of-use assets	1,548	2,177
Intangible assets, net	3,669	3,953
Goodwill	19,764	19,764
Other assets	293	293

Total assets	$38,095	$34,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,598	$3,751
Accrued expenses	3,416	3,500
Accrued officers’ salary	1,192	1,209
Advances on future receipts, net	2,135	4,181
Notes payable, current	5,767	40
Deferred incentive compensation to officers, current	-	521
Operating lease liabilities, current	337	592
Contract liabilities	1,062	986
Derivative liability	2,017	3,155

Total current liabilities	19,524	17,935

Long-term liabilities
Notes payable, non-current	875	875
Operating lease liabilities, non-current	1,874	2,299
Total liabilities	22,273	21,109

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 0 issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A units, 100 shares issued and authorized as of March 31, 2022 and December 31, 2021	-	-
Class B units, 2,642,159 shares authorized, 0 issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 82,417,176 and 72,942,948 shares issued and outstanding as of March 31, 2022 and December 31, 2021	8	7
Additional paid-in capital	138,830	129,342
Accumulated deficit	(123,016)	(116,027)

Total stockholders’ equity	15,822	13,322

Total liabilities and stockholders’ equity	$38,095	$34,431

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Digital revenue
SaaS recurring subscription revenue	$2,003	$1,461
Other digital revenue	147	340
Total digital revenue	2,150	1,801

Non-digital revenue	541	725

Total revenue	2,691	2,526

Cost of revenue
Digital	557	540
Non-digital	416	675
Total cost of revenue	973	1,215

Gross margin	1,718	1,311

Operating expenses
Research and development	1,580	2,884
Depreciation and amortization	409	414
General and administrative	7,036	7,343
Total operating expenses	9,025	10,641

Loss from operations	(7,307)	(9,330)

Other income (expense)
Interest expense	(756)	(508)
Change in fair value of derivative liability	1,138	500
Other income (expense), net	(64)	54
Debt extinguishment, net	-	939
Total other income, net	318	985

Net loss	$(6,989)	$(8,345)

Loss per share – basic and diluted	$(0.09)	$(0.16)
Weighted average number of common shares outstanding – basic and diluted	76,458,088	52,045,428

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2022

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	$-	100	$-	-	$-	72,942,948	$7	$129,342	$(116,027)	$13,322
Sale of common stock from public offering	-	-	-	-	-	-	7,477,583	1	7,537	-	7,538
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	-	-	-	-	607,287	-	-	-	-
Issuance of common stock from option exercise	-	-	-	-	-	-	332,730	-	377	-	377
Fair value of common shares issued for services	-	-	-	-	-	-	311,938	-	436	-	436
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	287,644	-	350	-	350
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	457,046	-	788	-	788
Net loss	-	-	-	-	-	-	-	-	-	(6,989)	(6,989)
Balance at March 31, 2022	-	$-	100	$-	-	$-	82,417,176	$8	$138,830	$(123,016)	$15,822

For the three months ended March 31, 2021

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065	47,795,009	$5	$89,216	$(81,541)	$10,745
Sale of common stock from public offering	-	-	-	-	-	-	9,375,000	1	14,128	-	14,129
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,036,600	-	1,103	-	1,103
Issuance of common stock from option exercise	-	-	-	-	-	-	332,730	-	377	-	377
Conversion of Series A Preferred to common stock	(300)	-	-	-	-	-	272,728	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	809,511	-	1,414	-	1,414
Fair value of vested restricted stock awards	-	-	-	-	-	-	247,703	-	447	-	447
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	448	-	448
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	2,286	-	2,286
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	121,842	-	207	-	207
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287	-	287
Conversion of Class B Units to common shares	-	-	-	-	(2,642,159)	(3,065)	2,642,159	-	3,065	-	-
Net loss	-	-	-	-	-	-	-	-	-	(8,345)	(8,345)
Balance at March 31, 2021	1,706	$-	100	$-	-	$-	62,633,282	$6	$112,978	$(89,886)	$23,098

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Operating Activities:
Net loss	$(6,989)	$(8,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,301	2,402
Amortization of debt discount	536	475
Amortization of debt issuance costs	113	-
Change in fair value of derivative liability	(1,138)	(500)
Debt extinguishment, net	-	(939)
Depreciation and amortization	409	414
Loss on lease termination	22	-
Loss on disposal of property and equipment	10	-
Allowance for doubtful accounts	189	124
Effect of changes in assets and liabilities:
Accounts receivable	(343)	(259)
Prepaid expenses and other current assets	128	(285)
Operating lease right-of-use assets	86	140
Accounts payable, accrued expenses, and accrued interest	237	362
Contract liabilities	76	26
Deferred incentive compensation	(377)	(377)
Operating lease liabilities	(159)	(161)
Net cash used in operating activities	(5,899)	(6,923)

Investing Activities:
Proceeds from sale of property and equipment	3	5
Capitalized software development costs	(2,284)	-
Purchases of intangible assets	(82)	-
Net cash provided by (used in) investing activities	(2,363)	5

Financing Activities:
Proceeds from sale of common stock	7,538	13,985
Proceeds from notes payable	6,000	-
Advances on future receipts	-	4,290
Proceeds from warrant exercise	-	1,103
Payment of advances on future receipts	(2,507)	(1,706)
Proceeds from option exercise	377	377
Payment for debt issuance costs	(365)	-
Net cash provided by financing activities	11,043	18,049

Net change in cash	2,781	11,131

Cash - beginning of period	937	1,815

Cash - end of period	$3,718	$12,946

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The Company is a SaaS applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook. Of note is our forthcoming MARKET, a multi-vendor, multi-presenter, livestream social shopping platform at the forefront of the convergence of ecommerce and entertainment.

The Company also provides certain non-digital services to some of its enterprise clients such as printing, fulfillment services, design and print welcome kits and starter kits. We use the term “client” and “customer” interchangeably.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022 (the “2021 Annual Report”). The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2022, the Company incurred a net loss of $6,989 and used cash in operations of $5,899. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued.

On January 12, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of Common Stock (the “Commitment Shares”), issued to the Investor as consideration for its commitment to purchase shares of Common Stock under the Common Stock Purchase Agreement.

On January 12, 2022, the Company also entered into a securities purchase agreement with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due January 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Company and the Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the Note Offering, pursuant to which the Company granted a security interest to the Note Holders in substantially all of its assets.

On April 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 14,666,667 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $0.75 per share, and (ii) warrants to purchase 14,666,667 shares of the common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other estimated offering expenses (the “Registered Direct Offering”). The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, and customary indemnification obligations of the Company. The Purchase Agreement amongst other things restricts us from selling shares using at the market (“ATM”) agreement with Truist Securities and the Common Stock Purchase Agreement. As a result of this transaction, certain of our Series A warrants priced at $1.10 per share were repriced to $0.75 per share under the terms of such warrant agreements. The fair value of such warrants at this new exercise price is approximately $500 and the Company will account for this change as a deemed dividend. In addition, as a result of entering into the Purchase Agreement, the Company repaid $1,650 in principal payments to Note Holders pursuant to the terms of the Note Offering, thereby reducing the outstanding principal balance from $6,300 to $4,650.

On April 20, 2022, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities in the Registered Direct Offering. See Note 14 – Subsequent Events.

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

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

Subscription revenue from the application services is recognized over the life of the estimated subscription period. The Company also charges certain customers setup or installation fees for the creation and development of websites and phone application. These fees are accounted for as part of contract liabilities and amortized over the estimated life of the agreement. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the products or services to a customer

2.

Non-digital revenue, which is revenue generated from non-app, non-digital sources through ancillary services provided as an accommodation to clients and customers. These services, which are now outsourced to a strategic partner as part of a cost reduction plan instituted in 2020, include design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to the customer.

The products sold by us are distinctly individual. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Other than promotional activities, which can vary from time to time but nevertheless are entirely within the Company’s control, contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. The control of products we sell transfers to our customers upon shipment from our facilities, and our performance obligations are satisfied at that time. Amounts related to shipping and handling that are billed to customers are reflected as part of revenue, and the related costs are reflected in cost of revenue in the accompanying Consolidated Statements of Operations. Historically, we have not experienced any significant payment delays from customers. The Company allows returns within 30 days of purchase from end-users. Customers may return purchased products under certain circumstances. Returns from customers in the past and during the three months ended March 31, 2022 and 2021 are immaterial.

Revenues during the three months ended March 31, 2022 and 2021 were substantially all generated from the United States of America.

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

Capitalized Software Development Costs

The Company capitalizes internal and external costs directly associated with developing internal-use software, and hosting arrangements that include an internal-use software license, during the application development stage of its projects. The Company’s internal-use software is reported at cost less accumulated depreciation. Depreciation begins once the project has been completed and is ready for its intended use. The Company will depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. Software maintenance activities or minor upgrades are expensed in the period performed. As of March 31, 2022 and December 31, 2021, the Company capitalized $6,207 and $4,348, respectively, in software development costs and recorded as capitalized software development costs in our condensed consolidated balance sheets (see Note 3).

Depreciation expense related to capitalized software development costs are recorded in Cost of revenue in the consolidated statements of operations. There was no depreciation expense related to capitalized software development costs for the three months ended March 31, 2022 and 2021 as the software has not been completed and utilized.

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

As of March 31, 2022, and 2021, the Company had total outstanding options of 5,877,643 and 5,799,013, respectively, and warrants of 10,984,740 and 12,422,562, respectively, and outstanding restricted stock awards of 2,211,525 and 2,751,508, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution at times may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of up to $250.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. As of March 31, 2022, we have one vendor that accounted for 33% of our purchases individually and in aggregate. In addition, we had one vendor that accounted for 49% of accounts payable individually and in aggregate.

As of March 31, 2022, we had no customers that accounted for 10% of our accounts receivable individually and in the aggregate.

During the three months ended March 31, 2022 and 2021, we had no customers that accounted for 10% of our revenues individually and in the aggregate.

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$34
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value of derivative liability extinguished	$-	$2,286
Fair value of common shares issued to settle accrued expenses	350	207
Reclassification of Class B upon conversion to common stock	-	3,065
Discount recognized from advances on future receipts	-	1,133
Accrued software development costs	1,675	-
Discount recognized from notes payable	300	-
Derecognition of operating lease right-of-use assets	543	-
Derecognition of operating lease liabilities	521	-
Debt issuance costs in accounts payable	$80	$-

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective January 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2022, the Company early adopted ASU 2020-06 and that adoption did not have any material impact on the Company’s financial statements and the related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any material impact on the Company’s consolidated financial statement presentation or disclosures.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance. ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU as of January 1, 2022 on a prospective basis. The adoption of this standard did not have any material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, ASU 2020-06 will be effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Management is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET, the next generation of interactive livestream ecommerce, and has capitalized $6,207 and $4,348 of internal and external development costs as of March 31, 2022 and December 31, 2021, respectively. In October 2021, the Company entered into a 10-year License and Services Agreement with a third party (the “Primary Contractor”) engaged to develop certain components of MARKET. The Primary Contractor’s fees for developing such components, including the 10-year license fee for such components, is $5,750. At March 31, 2022, the Company’s remaining software development obligation to the Primary Contractor was $1,150, which was subsequently paid in April 2022. The Primary Contractor was also paid an additional $500 bonus in April 2022. In addition, as of March 31, 2022 and December 31, 2021, the Company had paid or accrued $380 and $248, respectively, of other capitalized software development costs.

There has been no depreciation expense related to capitalized software development costs for the three months ended March 31, 2022 and 2021.

Option to Acquire Primary Contractor

In August 2021, the Company entered into an agreement providing the Company the option to purchase the Primary Contractor. In November 2021, the Company exercised this option. During 2021, the Company and the Primary Contractor reached an agreement on the terms for the Company’s acquisition of the Primary Contractor, which is subject to the execution of a share purchase agreement (the “SPA”) and the completion of an audit of the Primary Contractor (the “Primary Contractor Audit”). The agreement stipulates that if the Company enters into the SPA and successfully completes the Primary Contractor Audit before May 15, 2022 or such other mutually agreed date and thereafter determines not to consummate the acquisition of the Primary Contractor, the Company may be liable for a $1,000 break-up fee payable to the Primary Contractor. As of the date of the issuance of these financial statements, the Primary Contractor Audit is ongoing, the SPA has not been executed, and the parties are determining a mutually agreeable date to consummate the transaction. The purchase price for the Primary Contractor is $12,000, which can be paid in cash and/or stock, subject to the parties’ mutual agreement.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	March 31, 2022	December 31, 2021

Amortizable finite-lived intangible assets	$7,399	$7,317
Accumulated amortization	(4,172)	(3,806)
Finite-lived intangible assets, net	3,227	3,511

Indefinite-lived intangible assets	442	442

Intangible assets, net	$3,669	$3,953

Amortizable finite-lived intangible assets are being amortized over a period of 3 to 5 years. There were no impairment charges incurred in the periods presented. During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $366 and $370, respectively.

The expected future amortization expense for amortizable finite-lived intangible assets as of March 31, 2022 is as follows:

Year ending	Amortization
2022 remaining	$1,068
2023	1,386
2024	573
2025	200
Total amortization	$3,227

5. OPERATING LEASES

On January 3, 2022, the Company terminated the lease agreements for our office and warehouse leases in American Fork, Utah. In accordance with ASC 842, the Company derecognized the right of use asset of $1,287, net of accumulated amortization of $744. The Company has also derecognized the corresponding lease liabilities of $521, resulting in a loss on lease termination of $22.

Effective April 26, 2022, the Company entered into an office space sub-lease agreement. See Note 14 – Subsequent Events.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$107	$175

Other information
Cash paid for amounts included in the measurement of lease liabilities	$171	$196
Weighted average remaining lease term – operating leases (in years)	5.17	4.54
Weighted average discount rate – operating leases	4.0%	4.0%

	March 31, 2022	December 31, 2021
Operating leases
Right-of-use assets	$1,548	$2,177

Short-term operating lease liabilities	$337	$592
Long-term operating lease liabilities	1,874	2,299
Total operating lease liabilities	$2,211	$2,891

Year ending	Operating Leases
2022 remaining	337
2023	460
2024	472
2025	484
2026 and thereafter	705
Total lease payments	2,458
Less: Imputed interest/present value discount	(247)
Present value of lease liabilities	$2,211

6. ADVANCES ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of March 31, 2022 and December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2022	Balance at December 31, 2021

Note 1	October 29, 2021	April 28, 2022	5%	2,120	288	1,299
Note 2	October 29, 2021	July 25, 2022	28%	3,808	1,813	2,993
Note 3	December 23, 2021	June 22, 2022	5%	689	344	689
Total				$6,617	2,445	4,981
Debt discount					(310)	(800)
Net					$2,135	$4,181

Note 1

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,015 for the purchase of future receipts/revenues of $2,120. During the three months ended March 31, 2022, the Company paid $982 and amortized $52 of the debt discount. As of March 31, 2022, the outstanding balance of the note amounted to $288 and the unamortized balance of the debt discount was $18, the note was paid in full on April 28, 2022.

Note 2

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,744 for the purchase of future receipts/revenues of $3,808. During the three months ended March 31, 2022, the Company paid $1,180 and amortized $419 of the debt discount. As of March 31, 2022, the outstanding balance of the note amounted to $1,813 and the unamortized balance of the debt discount was $275.

Note 3

On December 23, 2021, the Company received secured advances from an unaffiliated third party totaling $651 for the purchase of future receipts/revenues of $689. During the three months ended March 31, 2022, the Company paid $345 and amortized $19 of the debt discount. As of March 31, 2022, the outstanding balance of the note amounted to $344 and the unamortized balance of the debt discount was $17.

7. NOTES PAYABLE

The Company has the following outstanding notes payable as of March 31, 2022 and December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2022	Balance at December 31, 2021
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150	150
Notes payable (D)	January 12, 2022	January 12, 2023	6.0%	6,300	6,300	-
Debt discount					(226)	-
Debt issuance costs					(347)	-
Total notes payable					6,642	915
Non-current					(875)	(875)
Current					$5,767	$40

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of March 31, 2022, and December 31, 2021, the outstanding balance of the note amounted to $725, respectively.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. As of March 31, 2022 and December 31, 2021, the outstanding balance of the note amounted to $40, respectively.

(C)

On May 15, 2020, the Company executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, will begin on October 15, 2022. As of March 31, 2022, and December 31, 2021, the outstanding balance of the note amounted to $150, respectively.

(D)

On January 12, 2022, the Company entered into a securities purchase agreement with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Company and the Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the Note Offering, pursuant to which the Company granted a security interest to the Note Holders in substantially all of its assets. There are no financial covenants related to these notes payable.

The Company received $6,000 in gross proceeds from the sale of the Notes. The Note Offering closed on January 12, 2022. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the debt agreement, the Company incurred $460 of debt issuance costs. The debt issuance costs and the debt discount of $300 are being amortized over the term of the agreement using the effective interest rate method. During the three months ended March 31, 2022, the Company amortized $74 of debt discount and $113 of debt issuance costs. As of March 31, 2022, the amount of unamortized debt discount and debt issuance costs was $226 and $347, respectively.

As of March 31, 2022, and December 31, 2021, the outstanding balance of the notes amounted to $6,300, and $0, respectively. Subsequent to March 31, 2022, the Company repaid $1,650 in principal payments to Note Holders pursuant to the terms of the Note Offering, thereby reducing the outstanding principal balance from $6,300 to $4,650. See Note 14 – Subsequent Events.

Beginning on May 12, 2022, the Company is required to make nine monthly principal payments of $246, plus accrued interest, to the Note Holders, with the remaining principal amount of $2,436, plus accrued interest, due on the maturity date.

The following table provides a breakdown of interest expense:

	Three Months Ended March 31,
	2022	2021

Interest expense – amortization of debt discount	$(536)	$(475)
Interest expense – amortization of debt issuance costs	(113)	-
Interest expense – other	(107)	(33)

Total interest expense	$(756)	$(508)

Total interest expense for notes payable to related parties (see Notes A and B above) was $23 and $32 for the three months ended March 31, 2022 and 2021, respectively. The Company paid $0 and $34 in interest for the three months ended March 31, 2022 and 2021, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	March 31, 2022	December 31, 2021
Stock Price	$0.95	$1.24
Exercise Price	$1.11	$1.11
Expected Life	2.72	2.97
Volatility	104%	119%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.45%	0.97%
Total Fair Value	$2,017	$3,155

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

As of December 31, 2021, the outstanding fair value of the derivative liability amounted to $3,155. During the three months ended March 31, 2022, the Company recorded income of $1,138 to account for the changes in the fair value of these derivative liabilities during the period. At March 31, 2022, the fair value of the derivative liability amounted to $2,017.

During the three months ended March 31, 2021, the Company recorded income of $500 to account for the changes in the fair value of these derivative liabilities during the period. In addition, 1,027,578 shares of the Series A warrants that were accounted for as a derivative liability were exercised. As result, the Company computed the fair value of the corresponding derivative liability one last time which amounted to $(2,286) and the extinguishment was accounted for as part of equity.

The details of derivative liability transactions for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$3,155	$8,266
Change in fair value	(1,138)	(500)
Extinguishment	-	(2,286)
Ending balance	$2,017	$5,480

9. COMMON STOCK

The Company’s common stock activity for the three months ended March 31, 2022 is as follows:

Common Stock

Issuances of Common Stock

During the three months ended March 31, 2022, the Company issued 7,396,683 shares of common stock as part of the common stock purchase agreement in exchange for cash of $7,435, net of offering costs of $155. In addition, the Company issued 607,287 shares of common stock as a commitment fee to consummate the common stock purchase agreement.

During the three months ended March 31, 2022, the Company issued 372,446 shares of common stock to certain employees and vendors for services rendered and to be rendered with an aggregate fair value of $510. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

During the three months ended March 31, 2022, the Company issued 227,136 shares of common stock to the former Chief Financial Officer as part of a separation agreement, with an aggregate fair value of $277. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date.

During the three months ended March 31, 2022, the Company issued 457,046 shares of common stock to officers and board members associated with the vesting of a Restricted Stock Unit.

Exercise of Options

During the three months ended March 31, 2022, a total of 332,730 options were exercised into 332,730 shares of common stock at a weighted average exercise price of $1.13. The Company received cash of $377 upon exercise of the options.

Issuances of Restricted Stock Units

During the three months ended March 31, 2022, the Company granted an additional 1,334,270 shares of its restricted stock to employees and members of Board of Directors. The Restricted Stock Units vest in various dates, starting on January 20, 2023 up to March 30, 2026. These Restricted Stock Units were valued based on market value of the Company’s stock price at the respective date of grant and had aggregate fair value of $1,561, which is being amortized as stock compensation expense over its vesting term.

Issuances of Stock Options

During the three months ended March 31, 2022, the Company granted stock options to employees and consultants to purchase a total of 1,983,555 stock options for services to be rendered. The options have an average exercise price of $1.25 per share, expire in five years, and vest between one and four years from grant date. The total fair value of these options at the grant date was $2,241 using the Black-Scholes option pricing model.

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the three months ended March 31, 2022 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2022	1,821,833	$1.41
Granted	1,334,270	1.17
Vested/deemed vested	(457,046)	1.67
Forfeited	(487,532)	1.33
Non-vested at March 31, 2022	2,211,525	$1.23

During the three months ended March 31, 2022, the Company granted 1,334,270 restricted stock units to officers, directors, and employees that vest over four years. These restricted stock units were valued based on market value of the Company’s stock price at the date of grants and had an aggregate fair value of $1,561.

The total fair value of restricted stock units that vested or deemed vested during the three months ended March 31, 2022 was $247. As of March 31, 2022 the amount of unvested compensation related to issuances of restricted stock units was $2,359 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

11. STOCK OPTIONS

A summary of option activity for the three months ended March 31, 2022 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2022	5,404,223	$1.72	2.24	$107
Granted	1,983,555	1.25	-	-
Forfeited	(1,177,405)	1.54	-	-
Exercised	(332,730)	1.13	-	-
Outstanding at March 31, 2022	5,877,643	$1.64	2.29	$

Vested March 31, 2022	2,993,429	$1.86		$-

Exercisable at March 31, 2022	1,982,249	$2.08		$-

At March 31, 2022, the intrinsic value of the outstanding options was $0.

During the three months ended March 31, 2022, the Company granted stock options to employees and consultants to purchase a total of 1,983,555 shares of common stock for services rendered. The options have an average exercise price of $1.25 per share, expire between one and five years, vesting from zero and four years from grant date. The total fair value of these options at grant date was approximately $2,241 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the three months ended March 31, 2022 amounted to $531. As of March 31, 2022, the total unrecognized share-based compensation expense was $4,276, which is expected to be recognized as part of operating expense through March 2026.

In addition, a total of 332,730 shares of stock options were exercised. As a result of the exercise of the option, the Company issued 332,730 shares of common stock and received cash of $377.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.24% - 2.10%	0.10% - 0.36%
Average expected term	5 years	5 years
Expected volatility	149.53%	240.03%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

The Company has the following warrants outstanding as of March 31, 2022, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2022	10,984,740	$2.67	2.38	$507
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2022, all vested	10,984,740	$2.67	2.14	$-

At March 31, 2022 the intrinsic value of the outstanding warrants was $0.

13. COMMITMENTS AND CONTINGENCIES

Litigation

a.	Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300 in unpaid bonus compensation from 2015. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company does not believe his claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release executed by the former employee when the Company purchased all of his shares of stock more than 4 years ago in January 2016. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the court issued an order (i) denying the former employee’s motion for summary judgment, (ii) partly granting the former employee’s motion for summary adjudication, and (iii) partly denying the former employee’s motion for summary adjudication. The court has set a trial date of June 27, 2022. The Company believes that the resolution of this matter will have no material effect on the Company or its operations.

b.	Legal Malpractice Action

The Company is currently in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed its complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company is seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputes owing this amount to BH. The Company believes that the resolution of these matters will have no material effect on the Company or its operations.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $475 in board fees to its five board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed during the three months ended March 31, 2022 was $119. As of March 31, 2022, total board fees to be recognized in future period amounted to $356 and will be recognized once the service has been rendered.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 16, 2022, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Equity Financing and Repayment of Notes

On April 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 14,666,667 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $0.75 per share, and (ii) warrants to purchase 14,666,667 shares of the common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other estimated offering expenses (the “Registered Direct Offering”). The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, and customary indemnification obligations of the Company. The Purchase Agreement amongst other things restricts us from selling shares using at the market (“ATM”) agreement with Truist Securities and the Common Stock Purchase Agreement. As a result of this transaction, certain of our Series A warrants priced at $1.10 per share were repriced to $0.75 per share under the terms of such warrant agreements. The fair value of such warrants at this new exercise price is approximately $500 and the Company will account for this change as a deemed dividend. In addition, as a result of entering into the Purchase Agreement, the Company repaid $1,650 in principal payments to Note Holders pursuant to the terms of the Note Offering, thereby reducing the outstanding principal balance from $6,300 to $4,650.

On April 20, 2022, the Company also entered into a placement agency agreement with A.G.P./Alliance Global Partners. Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities in the Registered Direct Offering. The Company paid the Placement Agent a cash fee equal to 6.0% of the aggregate gross proceeds from the sale of the Securities.

Issuance of Common Stock

Subsequent to March 31, 2022, the Company issued 656,996 shares of common stock to vendors for services rendered with a fair value of $486. These shares of common stock were valued based on the market value of the Company’s stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Issuances of Stock Options

Subsequent to March 31, 2022, the Company granted stock options to employees to purchase a total of 419,000 stock options for services to be rendered. The options have an average exercise price of $0.67 per share, expire in five years, and vest four years from grant date. The total fair value of these options at the grant date was $224 using the Black-Scholes option pricing model.

Execution of Lease Agreement

Subsequent to March 31, 2022, the Company entered into a corporate office sub-lease agreement for its office in Utah. The agreement requires us to pay $12 per month for an initial term of eighteen months, which increases by 3% per annum after twelve months.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month periods ended March 31, 2022 and 2021 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries, Verb Direct, LLC, or Verb Direct, Verb Acquisition Co., Inc., or Solofire, and verbMarketplace, LLC, or MARKET, on a consolidated basis, unless otherwise specified.

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook. Of note is our forthcoming MARKET, a multi-vendor, multi-presenter, livestream social shopping platform at the forefront of the convergence of ecommerce and entertainment.

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

We continue to invest in the future of interactive livestreaming. Following are some of our recent initiatives:

MARKET is akin to a virtual shopping mall, a centralized online destination where shoppers could explore hundreds, and over time thousands, of shoppable stores for their favorite brands, influencers, creators and celebrities, all of whom can and will host livestream shopping events from their virtual stores that can be seen by all shoppers at the virtual mall. Every store operator can host livestream events, even simultaneously, and over time we expect there will be thousands of such events, across numerous product and service categories, being hosted by people from all over the world, always on – 24/7 - where shoppers could communicate with the hosts and ask questions about products directly to the host in real-time through an on-screen chat visible to all shoppers. Shoppers can invite their friends and family to join them at any of the events to share the experience - to communicate directly with each other in real time, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, product to product.

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

MARKET is simply a platform; we hold no inventory, we take no inventory risk, and each vendor manages their own packing and fulfillment, as well as returns. Only vendors that have a demonstrated ability to manage inventory and fulfillment are selected to participate on MARKET.

As we continue onboarding vendors to the platform, we are seeing increased interest from product manufacturers seeking to embrace MARKET’s direct-to-consumer selling capabilities, cutting-out distribution channel partners in order to reduce costs and increase profitability. As the economy tightens, we expect that trend to accelerate.

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

At launch, verbTV will feature interactive, shoppable programming, including the popular business pitch show “2 Minute Drill,” the non-shoppable version of which is currently shown on AppleTV. Each episode is a fast-paced reality show where 5-6 entrepreneurs competing for $50,000 in cash and prizes, have 2 minutes to impress the judges with the best investor pitch. Our CEO is one of the judges on the show. verbTV viewers will be able to click on-screen and purchase the products and services of the contestants featured on the show, among other contemplated interactive features. Dave Meltzer, the creator of the show, and Co-founder of Sports 1 Marketing and the former CEO of the renowned Leigh Steinberg Sports & Entertainment agency, has signed-on with Verb to produce other interactive and shoppable entertainment for verbTV. Other such partnerships, as well as a creator program, are currently in progress.

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

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. During the year ended December 31, 2021, our client base expanded to include large enterprises in the life sciences sector, professional sports franchises, educational institutions, and not-for-profit organizations, as well as clients in the entertainment industry, and the burgeoning CBD industry, among other business sectors. As of March 31, 2022, we provided subscription-based application services to approximately 150 enterprise clients for use in over 100 countries, in over 48 languages, which collectively account for a user base generated through more than 3.3 million downloads of our verbCRM application. Among the new business sectors targeted for this year are medical equipment and pharmaceutical sales, armed services and government institutions, small businesses and individual entrepreneurs.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTeams. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers.

3.	MARKET will generate revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET from which we deduct a platform fee that ranges from 10% to 35% of gross sales, with an average of between 15-20%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from viewers of previously recorded events available in each vendor’s store, as well as from sales of product and merchandise done through the vendors’ stores, all of which are available 24/7.

b.	Produced events. MARKET will offer fee-based services that range from full production of a livestream event, to providing professional hosts and event consulting.

c.	The MARKET site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

Despite increased vaccine distribution programs and loosening of COVID-19 related restrictions in the regions in which we operate during the three months ended March 31, 2022, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. As such, our business, operations and financial condition has been, and we anticipate will continue to be, adversely impacted by reduced demand for our applications and non-digital services, as well as reduced access to capital. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures to strengthen our financial position, including eliminating, reducing, or deferring non-essential expenditures. However, the extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors, including the duration and extent of the pandemic, the emergence of variants to COVID-19 the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. Throughout the three months ended March 31, 2022, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees.

We continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic.

Results of Operations

Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

The following is a comparison of our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$2,003	$1,461	$542
Other digital revenue	147	340	(193)
Total digital revenue	2,150	1,801	349

Non-digital revenue	541	725	(184)

Total revenue	2,691	2,526	165

Cost of revenue
Digital	557	540	17
Non-digital	416	675	(259)
Total cost of revenue	973	1,215	(242)

Gross margin	1,718	1,311	407

Operating expenses
Research and development	1,580	2,884	(1,304)
Depreciation and amortization	409	414	(5)
General and administrative	7,036	7,343	(307)
Total operating expenses	9,025	10,641	(1,616)

Loss from operations	(7,307)	(9,330)	2,023

Other income (expense)
Interest expense	(756)	(508)	(248)
Change in fair value of derivative liability	1,138	500	638
Other income (expense)	(64)	54	(118)
Debt extinguishment, net	-	939	(939)
Total other income, net	318	985	(667)

Net loss	$(6,989)	$(8,345)	$1,356

Revenue

Our SaaS recurring subscription revenues continue to grow year over year, which is a reflection of our systematic investment in our business. SaaS recurring subscription revenue as a percentage of total revenue for the three months ended March 31, 2022 was 74%, compared to 58% for the three months ended March 31, 2021.

For the three months ended March 31, 2022, our total digital revenue was 80% of total revenue compared with 71% for the three months ended March 31, 2021. Total digital revenue for the three months ended March 31, 2022 was $2.2 million, an increase of 19% compared to $1.8 million for the three months ended March 31, 2021. The increase was primarily driven from SaaS recurring subscription-based revenue associated with our verbCRM, verbLEARN, verbTEAMS, verbLIVE, and verbPULSE applications totaling $2.0 million, an increase of 37% compared to $1.5 million reported for the three months ended March 31, 2021.

Total non-digital revenue for the three months ended March 31, 2022 was $0.5 million, a decrease of 25% compared to $0.7 million reported for the three months ended March 31, 2021, which is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on digital revenue streams.

The table below sets forth our quarterly revenues from the three months ended March 31, 2020 through the three months ended March 31, 2022, which reflects the trend of revenue over the past nine fiscal quarters (in thousands):

	2020 Quarterly Revenue				2021 Quarterly Revenue				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
SaaS recurring subscription revenue	$1,057	$1,274	$1,478	$1,305	$1,461	$1,601	$1,846	$1,923	$2,003
Other digital	400	406	360	218	340	209	510	288	147
Total digital revenue	1,457	1,680	1,838	1,523	1,801	1,810	2,356	2,211	2,150

Total non-digital revenue	897	972	1,022	576	725	582	544	495	541

Grand total	$2,354	$2,652	$2,860	$2,099	$2,526	$2,392	$2,900	$2,706	$2,691

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2022 was $1.0 million, compared to $1.2 million for the three months ended March 31, 2021. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs partially offset by increased digital costs to support additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

Total gross margin for the three months ended March 31, 2022, was $1.7 million, compared to $1.3 million for the three months ended March 31, 2021, representing a 31% improvement. Gross margins improved as a result of our strategy to focus on higher margin digital revenue and systematic reduction in non-digital revenue.

Operating Expenses

Research and development expenses were $1.6 million for the three months ended March 31, 2022, as compared to $2.9 million for the three months ended March 31, 2021. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. As our products move from research and development mode to operating mode, we expect our research and development cost reductions to continue, as experienced during the three months ended March 31, 2022.

Depreciation and amortization expenses were $0.4 million for the quarters ended March 31, 2022, and March 31, 2021.

General and administrative expenses for the three months ended March 31, 2022 were $7.0 million, as compared to $7.3 million for the three months ended March 31, 2021. The decrease in general and administrative expenses is primarily due to lower spending on marketing and promotion of $(0.4) million along with a decrease in share-based compensation of $(1.1) million, both partially offset by an increase in labor costs of $0.9 million to support future growth with anticipated product launches.

Other income, net, for the three months ended March 31, 2022 was $0.3 million, which was primarily attributable to a change in the fair value of derivative liability of $1.1 million, offset by interest expense of $(0.8) million.

Use of Non-GAAP Measures – Modified EBITDA

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

	Three Months Ended March 31,
(in thousands)	2022	2021

Net loss	$(6,989)	$(8,345)

Adjustments
Depreciation and amortization	409	414
Share-based compensation	1,301	2,402
Interest expense	756	508
Change in fair value of derivative liability	(1,138)	(500)
Other (income) / expense	64	(54)
Debt extinguishment, net	-	(939)
Other non-recurring	126	-

Total EBITDA adjustments	1,518	1,831
Modified EBITDA	$(5,471)	$(6,514)

The $1.0 million increase in Modified EBITDA for the three months ended March 31, 2022, compared to the same period in 2021, resulted from increased revenues, decreases in cost of revenue, research and development, and marketing and promotion, offset by an increase in labor related costs to support future growth.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $7.0 million during the three months ended March 31, 2022. We also utilized cash in operations of $5.9 million during the three months ended March 31, 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

On January 12, 2022, we entered into a common stock purchase agreement with Tumim Stone Capital LLC. Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50.0 million of newly issued shares of our common stock, par value $0.0001 per share from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of common stock issued to the Investor as consideration for its commitment to purchase shares of common stock under the Common Stock Purchase Agreement.

On January 12, 2022, we also entered into a securities purchase agreement with three institutional investors providing for the sale and issuance of an aggregate original principal amount of $6.3 million in convertible notes due 2023. We also entered into a security agreement with the Note Holders, dated January 12, 2022, in connection with the Note Offering, pursuant to which we granted a security interest to the Note Holders in substantially all of its assets.

On April 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 14,666,667 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $0.75 per share, and (ii) warrants to purchase 14,666,667 shares of the common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other estimated offering expenses (the “Registered Direct Offering”). The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, and customary indemnification obligations of the Company. The Purchase Agreement amongst other things restricts us from selling shares using at the market (“ATM”) agreement with Truist Securities and the Common Stock Purchase Agreement. As a result of this transaction, certain of our Series A warrants priced at $1.10 per share were repriced to $0.75 per share under the terms of such warrant agreements. The fair value of such warrants at this new exercise price is approximately $0.5 million and the Company will account for this change as a deemed dividend. In addition, as a result of entering into the Purchase Agreement, we have repaid $1.65 million in principal payments to Note Holders pursuant to the terms of the Note Offering, thereby reducing our outstanding principal balance from $6.3 million to $4.65 million.

On April 20, 2022, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities in the Registered Direct Offering. We will pay the Placement Agent a cash fee equal to 6.0% of the aggregate gross proceeds from the sale of the Securities, subject to certain exceptions described in the Placement Agency Agreement, and will reimburse the Placement Agent for certain expenses. The Placement Agency Agreement contains customary representations, warranties and agreements by us, customary representations and warranties of the Placement Agent, customary conditions to closing, and customary indemnification obligations of the Company.

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

Overview

As of March 31, 2022, we had cash of $3.7 million. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(5,899)	$(6,923)
Cash (used in) / provided by investing activities	(2,363)	5
Cash provided by financing activities	11,043	18,049
Increase in cash	$2,781	$11,131

Cash Flows – Operating

For the three months ended March 31, 2022, our cash flows used in operating activities amounted to $5.9 million, compared to cash used for the three months ended March 31, 2021 of $6.9 million. We generated $1.0 million additional cash from operations due to higher revenues, decreases in research and development expenses, marketing and promotion, which was offset by an increase in labor related costs to support future growth.

Cash Flows – Investing

For the three months ended March 31, 2022, our cash flows used in investing activities amounted to $2.4 million, primarily due to our investment in capitalized software development costs related to MARKET.

Cash Flows – Financing

Our cash provided by financing activities for the three months ended March 31, 2022 amounted to $11.0 million, which represented $7.5 million of net proceeds from the issuance of shares of our common stock, $6.0 million of gross proceeds from the issuance of notes payable, and proceeds from option exercises of $0.4 million, all offset by $(2.5) million of payments on advances on future receipts and payments for debt issuance costs of $(0.4) million.

Advances on Future Receipts

We have the following advances on future receipts as of March 31, 2022 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2022

Note 1	October 29, 2021	April 28, 2022	5%	2,120	288
Note 2	October 29, 2021	July 25, 2022	28%	3,808	1,813
Note 3	December 23, 2021	June 22, 2022	5%	689	344
Total				$6,617	2,445
Debt discount					(310)
Net					$2,135

Note 1

On October 29, 2021, we received secured advances from an unaffiliated third party totaling $2.0 million for the purchase of future receipts/revenues of $2.1 million. As of March 31, 2022, the outstanding balance of the note amounted to $0.3 million, which we paid in full on April 28, 2022.

Note 2

On October 29, 2021, we received secured advances from an unaffiliated third party totaling $2.7 million for the purchase of future receipts/revenues of $3.8 million. As of March 31, 2022, the outstanding balance of the note amounted to $1.8 million.

Note 3

On December 23, 2021, we received secured advances from an unaffiliated third party totaling $0.7 million for the purchase of future receipts/revenues of $0.7 million. As of March 31, 2022, the outstanding balance of the note amounted to $0.3 million.

Notes Payable

We have the following outstanding notes payable as of March 31, 2022 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2022
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	1,249	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150
Notes payable (D)	January 12, 2022	January 12, 2023	6.0%	6,300	6,300
Debt discount					(226)
Debt issuance costs					(347)
Total notes payable					6,642
Non-current					(875)
Current					$5,767

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of March 31, 2022, the outstanding balance of the note amounted to $0.7 million.

(B)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $0.3 million, to consolidate all advances made by Mr. Cutaia to us during the period December 2015 through March 2016. As of March 31, 2022, the outstanding balance of the note amounted to less than $0.1 million.

(C)

On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, will begin on October 15, 2022. As of March 31, 2022, the outstanding balance of the note amounted to $0.15 million.

(D)

On January 12, 2022, we entered into a securities purchase agreement with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6.3 million in convertible notes due 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). We also entered into a security agreement with the Note Holders dated January 12, 2022, in connection with the Note Offering, pursuant to which the Company granted a security interest to the Note Holders in substantially all of its assets. There are no financial covenants related to these notes payable.

We received $6.0 million in gross proceeds from the sale of the Notes. The Note Offering closed on January 12, 2022. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the debt agreement, we incurred $0.5 million of debt issuance costs. The debt issuance costs and the debt discount of $0.3 million are being amortized over the term of the agreement using the effective interest rate method. As of March 31, 2022, the amount of unamortized debt discount and debt issuance costs was $0.2 million and $0.3 million, respectively.

As of March 31, 2022, the outstanding balance of the note amounted to $6.3 million. Subsequent to March 31, 2022, we repaid $1.65 million in principal and $0.1 million of accrued interest. As a result of the repayment, the outstanding principal balance was $4.65 million as of the date of the issuance of the financial statements.

Beginning on May 12, 2022, we are required to make nine monthly principal payments of $0.2 million, plus accrued interest, to the Note Holders, with the remaining principal amount of $2.4 million, plus accrued interest, due on the maturity date.

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

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, refer to Note 2 - Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 13 - Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2021 Form 10-K filed on March 31, 2022. The risk factors identified in our 2021 Form 10-K have not changed in any material respect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Nasdaq Minimum Bid Requirement Deficiency Letter

On May 12, 2022 we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of at least $1 per share for continued listing on The Nasdaq Capital Market (the “Minimum Bid Requirement”). Our non-compliance with the Minimum Bid Requirement was based on our common stock price per share being below the Minimum Bid Requirement for a period of 30 consecutive business days. Pursuant to the Nasdaq Letter, we have 180 calendar days from the date of the Nasdaq Letter to regain compliance, which will expire November 8, 2022. If we are unable to regain compliance by November 8, 2022, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the Minimum Bid Requirement. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (“Nasdaq”), with the exception of the Minimum Bid Requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or we are unable to regain compliance during the second 180 calendar day period, Nasdaq may notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Hearings Panel. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement.

Neither the Nasdaq Letter nor our noncompliance with the Minimum Bid Requirement have an immediate effect on the listing or trading of our common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “VERB.”

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 22, 2022)
10.1	Common Stock Purchase Agreement, dated January 12, 2022, between Verb Technology Company, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 13, 2022)
10.2	Securities Purchase Agreement, dated January 12, 2022, among Verb Technology Company, Inc. and certain institutional investors thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 13, 2022)
10.3	Form of Convertible Note due 2023 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 13, 2022)
10.4	Security Agreement, dated January 12, 2022, among Verb Technology Company, Inc. and certain institutional investors thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 13, 2022)
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 22, 2022)
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: May 16, 2022	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Salman H. Khan
Salman H. Khan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

