Form 10-Q
period 2022-06-30
Verb Technology Company, Inc.
filed 2022-08-15
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 102,425,699 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2022 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations, financial performance or liquidity. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Some of the risks and uncertainties that may impact our forward-looking statements include, but are not limited to, the following factors:

● our incursion of significant net losses and uncertainty whether we will be able to achieve or maintain profitable operations;

● our ability to continue as a going concern;

● our ability to grow and compete in the future, and to execute our business strategy;

● our ability to maintain and expand our customer base and our ability to convince our customers to increase the use of our services and/or platform;

● the competitive market in which we operate;

● our ability to increase the number of our strategic relationships and grow the revenues from our current strategic relationships;

● our ability to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments;

● our ability to successfully launch new product platforms, including MARKET, the rate of adoption of these platforms and the revenue generated from these platforms;

● the novel coronavirus (“COVID-19”) pandemic, which has had a negative impact on our business, sales, results of operations and financial condition;

● our ability to deliver our services, as we depend on third party Internet providers;

● our ability to raise additional capital or borrow additional funds to fund our operations and execute our business strategy, and the impact of these transactions on our business and existing stockholders;

● our ability to attract and retain qualified management personnel to lead our business;

● our ability to pay our debt obligations as they become due;

● our susceptibility to security breaches and other disruptions; and

● global economic, political, and social trends, including inflation, rising interest rates, and recessionary concerns.

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Annual Report”), as well as in the other reports we file with the SEC. You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets
Cash	$5,547	$937
Accounts receivable, net	1,816	1,382
Prepaid expenses and other current assets	894	875
Total current assets	8,257	3,194

Capitalized software development costs	6,461	4,348
Property and equipment, net	627	702
Operating lease right-of-use assets	1,673	2,177
Intangible assets, net	3,318	3,953
Goodwill	19,764	19,764
Other assets	306	293

Total assets	$40,406	$34,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,413	$3,751
Accrued expenses	1,780	3,500
Accrued officers’ salary	1,215	1,209
Advances on future receipts, net	554	4,181
Notes payable, current	4,120	40
Deferred incentive compensation to officers, current	-	521
Operating lease liabilities, current	471	592
Contract liabilities	1,614	986
Derivative liability	993	3,155

Total current liabilities	14,160	17,935

Long-term liabilities
Notes payable, non-current	875	875
Operating lease liabilities, non-current	1,841	2,299
Total liabilities	16,876	21,109

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 0 issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A units, 100 shares issued and authorized as of June 30, 2022 and December 31, 2021	-	-
Class B units, 2,642,159 shares authorized, 0 issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 101,958,787 and 72,942,948 shares issued and outstanding as of June 30, 2022 and December 31, 2021	10	7

Additional paid-in capital	152,910	129,342
Accumulated deficit	(129,390)	(116,027)

Total stockholders’ equity	23,530	13,322

Total liabilities and stockholders’ equity	$40,406	$34,431

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Digital revenue
SaaS recurring subscription revenue	$1,975	$1,601	$3,978	$3,062
Other digital revenue	186	209	333	549
Total digital revenue	2,161	1,810	4,311	3,611

Non-digital revenue	238	582	779	1,307

Total revenue	2,399	2,392	5,090	4,918

Cost of revenue
Digital	609	569	1,166	1,109
Non-digital	226	550	642	1,225
Total cost of revenue	835	1,119	1,808	2,334

Gross margin	1,564	1,273	3,282	2,584

Operating expenses
Research and development	1,382	3,213	2,962	6,097
Depreciation and amortization	395	400	804	814
General and administrative	6,562	6,542	13,598	13,885
Total operating expenses	8,339	10,155	17,364	20,796

Loss from operations	(6,775)	(8,882)	(14,082)	(18,212)

Other income (expense)
Interest expense	(642)	(596)	(1,398)	(1,104)
Change in fair value of derivative liability	1,024	(2,445)	2,162	(1,945)
Other income (expense), net	19	20	(45)	74
Debt extinguishment, net	-	91	-	1,030
Total other income (expense), net	401	(2,930)	719	(1,945)

Net loss	$(6,374)	$(11,812)	$(13,363)	$(20,157)

Loss per share - basic and diluted	$(0.07)	$(0.19)	$(0.15)	$(0.35)
Weighted average number of common shares outstanding - basic and diluted	96,953,254	63,147,880	86,762,287	57,627,324

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2022:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	$-	100	$-	-	$-	72,942,948	$7	$129,342	$(116,027)	$13,322
Sale of common stock from public offering	-	-	-	-	-	-	25,844,250	3	20,147	-	20,150
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	-	-	-	-	607,287	-	-	-	-
Issuance of common stock from option exercise	-	-	-	-	-	-	332,730	-	377	-	377
Fair value of common shares issued for services	-	-	-	-	-	-	1,291,300	-	1,126	-	1,126
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	477,038	-	450	-	450
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	463,234	-	1,468	-	1,468
Net loss	-	-	-	-	-	-	-	-	-	(13,363)	(13,363)
Balance at June 30, 2022	-	$-	100	$-	-	$-	101,958,787	$10	$152,910	$(129,390)	$23,530

For the three months ended June 30, 2022:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	-	$-	100	$-	-	$-	82,417,176	$8	$138,830	$(123,016)	$15,822
Sale of common stock from public offering	-	-	-	-	-	-	18,366,667	2	12,610	-	12,612
Fair value of common shares issued for services	-	-	-	-	-	-	979,362	-	690	-	690
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	189,394	-	100	-	100
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	6,188	-	680	-	680
Net loss	-	-	-	-	-	-	-	-	-	(6,374)	(6,374)
Balance at June 30, 2022	-	$-	100	$-	-	$-	101,958,787	$10	$152,910	$(129,390)	$23,530

For the six months ended June 30, 2021:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065	47,795,009	$5	$89,216	$(81,541)	$10,745
Sale of common stock from public offering	-	-	-	-	-	-	9,375,000	1	14,128	-	14,129
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,036,600	-	1,103	-	1,103
Issuance of common stock from option exercise	-	-	-	-	-	-	332,730	-	377	-	377
Fair value of common shares issued to settle note payable – related party	-	-	-	-	-	-	194,175	-	200	-	200
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678	-	678
Conversion of Series A Preferred to common stock	(300)	-	-	-	-	-	272,728	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	1,117,467	-	1,769	-	1,769
Fair value of vested restricted stock awards	-	-	-	-	-	-	247,703	-	905	-	905
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	870	-	870
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	2,300	-	2,300
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	182,397	-	281	-	281
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287	-	287
Conversion of Class B Units to common shares	-	-	-	-	(2,642,159)	(3,065)	2,642,159	-	3,065	-	-
Net loss	-	-	-	-	-	-	-	-	-	(20,157)	(20,157)
Balance at June 30, 2021	1,706	$-	100	$-	-	$-	63,795,968	$6	$115,179	$(101,698)	$13,487

For the three months ended June 30, 2021:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	1,706	$-	100	$-	-	$-	62,633,282	$6	$112,978	$(89,886)	$23,098
Fair value of common shares issued to settle note payable – related party	-	-	-	-	-	-	194,175	-	200	-	200
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678	-	678
Fair value of common shares issued for services	-	-	-	-	-	-	307,956	-	355	-	355
Fair value of vested restricted stock awards	-	-	-	-	-	-	-	-	458	-	458
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	422	-	422
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	14	-	14
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	60,555	-	74	-	74
Net loss	-	-	-	-	-	-	-	-	-	(11,812)	(11,812)
Balance at June 30, 2021	1,706	$-	100	$-	-	$-	63,795,968	$6	$115,179	$(101,698)	$13,487

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021

Operating Activities:
Net loss	$(13,363)	$(20,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,618	3,666
Amortization of debt discount	908	1,040
Amortization of debt issuance costs	264	-
Change in fair value of derivative liability	(2,162)	1,945
Debt extinguishment, net	-	(1,030)
Depreciation and amortization	804	814
Loss on lease termination	22	-
Loss on disposal of property and equipment	10	(6)
Allowance for doubtful accounts	378	249
Effect of changes in assets and liabilities:
Accounts receivable	(812)	(253)
Prepaid expenses and other current assets	(4)	(334)
Operating lease right-of-use assets	172	281
Accounts payable, accrued expenses, and accrued interest	183	740
Contract liabilities	628	271
Deferred incentive compensation	(377)	(521)
Operating lease liabilities	(271)	(325)
Net cash used in operating activities	(11,002)	(13,620)

Investing Activities:
Proceeds from sale of property and equipment	3	11
Capitalized software development costs	(4,108)	-
Purchases of property and equipment	(24)	-
Purchases of intangible assets	(82)	-
Net cash provided by (used in) investing activities	(4,211)	11

Financing Activities:
Proceeds from sale of common stock	20,150	14,129
Proceeds from notes payable	6,000	-
Advances on future receipts	-	7,368
Proceeds from warrant exercise	-	1,103
Payment of notes payable	(1,896)	-
Payment of advances on future receipts	(4,363)	(4,734)
Proceeds from option exercise	377	377
Payment for debt issuance costs	(445)	-
Net cash provided by financing activities	19,823	18,243

Net change in cash	4,610	4,634

Cash - beginning of period	937	1,815

Cash - end of period	$5,547	$6,449

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this Quarterly Report to the “Company,” “Verb,” “we,” “us,” or “our” are to Verb Technology Company, Inc., together with its consolidated subsidiaries unless the context otherwise requires. Throughout this Quarterly Report, we use the terms “client” and “customer” interchangeably.

The Company is a SaaS applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook. MARKET.live is our multi-vendor, multi-presenter, livestream social shopping platform that combines ecommerce and entertainment.

The Company also provides certain non-digital services to some of its enterprise clients such as printing and fulfillment services.

Economic Disruption

Our business is dependent in part on general economic conditions. Many jurisdictions in which our customers are located and our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as inflation, increased interest rates and recessionary concerns, which could negatively affect demand for our products. Under difficult economic conditions, customers may seek to cease spending on our current products or fail to adopt our new products, which could negatively affect our financial performance. We cannot predict the timing or magnitude of an economic slowdown or the timing or strength of any economic recovery. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.

COVID-19

As of the date of this filing, there continues to be concern regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. Although the impacts of the pandemic on our business have not been material to date, a prolonged downturn in economic conditions as a result of the pandemic could have a material adverse effect on our customers and demand for our products. At this time, it is not possible for the Company to predict the duration or magnitude of the impacts of the pandemic, or other outbreaks of communicable diseases, on the Company’s business, financial condition and results of operations.

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

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2022, the Company incurred a net loss of $13,363 and used cash in operations of $11,002. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements were issued.

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

On April 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 14,666,667 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $0.75 per share, and (ii) warrants to purchase 14,666,667 shares of the common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other offering expenses (the “Registered Direct Offering”). The Purchase Agreement, among other things, restricts us from selling shares of Common Stock pursuant to the Common Stock Purchase Agreement and pursuant to an “at-the-market” offering previously entered into with Truist Securities. As a result of this transaction, certain of our Series A warrants which previously had exercise prices ranging from $1.10 to $2.10 per share were repriced to $0.75 per share. As a result of entering into the Purchase Agreement, the Company repaid $1,650 in principal payments of the Notes issued pursuant to the Note Offering.

If the Company is unable to generate sufficient cash flow from operations to operate its business and pay its debt obligations as they become due, it may need to seek to raise additional capital, borrow additional funds, dispose of assets, reduce or delay capital expenditures, or change its business strategy. There can be no assurance that the Company will ever be profitable or that debt or equity financing will be available in the amounts, on terms, or at times deemed acceptable by the Company. The issuance of additional equity securities would result in significant dilution in the equity interests of our current stockholders and could include rights or preferences senior to those the current stockholders. Obtaining commercial loans would increase the Company’s liabilities and future cash commitments and potentially impose significant operational or financial restrictions. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the Company may be unable to continue its business, as planned, and as a result may be required to scale back or cease operations, which may result in the stockholders losing some or all of their investment.

For additional information, refer to Note 1 to the condensed consolidated financial statements, and the section titled “Risk Factors”, within the 2021 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the pandemic, as well as certain macroeconomic factors, including inflation, rising interest rates, and recessionary concerns, on its business and operations.

Significant estimates include assumptions made in analysis of reserves for allowance of doubtful accounts, inventory, assumptions made in purchase price allocations, impairment testing of long-term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and valuation of equity instruments issued for services. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

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

Subscription revenue from the application services is recognized over the life of the estimated subscription period. The Company also charges certain customers setup or installation fees for the creation and development of websites and mobile applications. These fees are accounted for as part of contract liabilities and amortized over the estimated life of the agreement. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the products or services to a customer.

2.	Non-digital revenue, which is revenue generated from non-app, non-digital sources through ancillary services provided as an accommodation to clients and customers. These services, which are now outsourced to a strategic partner as part of a cost reduction plan instituted in 2020, include design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to the customer. Effective April 1, 2022, the Company entered into a customer referral agreement with a third party for its cart site and printing business. Under the agreement, the Company will earn a certain percentage for customer referrals and merchandise sales as well as a cart site design fee, all of which will be recognized as non-digital revenue on a net basis.

The non-digital products sold by us are distinctly individual. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Other than promotional activities, which can vary from time to time but nevertheless are entirely within the Company’s control, contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. The control of products we sell transfers to our customers upon shipment from our facilities, and our performance obligations are satisfied at that time. Amounts related to shipping and handling that are billed to customers are reflected as part of revenue, and the related costs are reflected in cost of revenue in the accompanying condensed consolidated statements of operations. Historically, we have not experienced any significant payment delays from customers. The Company allows returns within 30 days of purchase from end-users. Customers may return purchased products under certain circumstances. Returns from customers during the three and six months ended June 30, 2022 and 2021 were immaterial.

Revenues during the three and six months ended June 30, 2022 and 2021 were substantially all generated from clients and customers located within the United States of America, though some utilize the Company’s applications outside the United States of America.

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

Capitalized Software Development Costs

The Company capitalizes internal and external costs directly associated with developing internal-use software, and hosting arrangements that include an internal-use software license, during the application development stage of its projects. The Company’s internal-use software is reported at cost less accumulated depreciation. Depreciation begins once the project has been completed and is ready for its intended use. The Company will depreciate the asset on a straight-line basis over a period of three years, which is the estimated useful life. Software maintenance activities or minor upgrades are expensed in the period performed. As of June 30, 2022 and December 31, 2021, the Company capitalized $6,461 and $4,348, respectively, in software development costs and recorded as capitalized software development costs in the condensed consolidated balance sheets (see Note 3).

Depreciation expense related to capitalized software development costs are recorded in cost of revenue in the condensed consolidated statements of operations. There was no depreciation expense related to capitalized software development costs for the three and six months ended June 30, 2022 and 2021 as the software had not been completed and utilized as of the balance sheet dates.

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC 820 and ASC 825 for disclosure and measurement of the fair value of its financial instruments. FASB ASC 820 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three levels of fair value hierarchy defined by ASC 820 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying values of financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 2 inputs for its valuation methodology for derivative financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise.

As of June 30, 2022, and 2021, the Company had total outstanding options of 5,983,669 and 5,875,190, respectively, warrants of 25,651,407 and 12,389,228, respectively, outstanding restricted stock units of 2,199,388 and 2,751,508, respectively, and Convertible Notes Due 2023 that are convertible into 1,495,289 and 0 shares at $3.00 per share, respectively, which were all excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company evaluates the concentration of credit risk associated with key customers. During the three and six months ended June 30, 2022 and 2021, we had no customers that accounted for 10% of our revenues individually or in the aggregate.

The Company extends limited credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and credit worthiness of its customers.

As of June 30, 2022 and December 31, 2021, we had no customers that accounted for 10% of our accounts receivable individually or in the aggregate.

The Company also evaluates the concentration of credit risk associated with key vendors. For the three and six months ended June 30, 2022, we had one vendor that accounted for 44% and 41%, respectively, of our purchases individually and in the aggregate. For the three and six months ended June 30, 2021, we had one vendor that accounted for 30% and 28%, respectively, of our purchases individually and in the aggregate. As of June 30, 2022 and December 31, 2021, we had one vendor that accounted for 41% and 40%, respectively, of accounts payable individually and in the aggregate.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$95	$34
Cash paid for income taxes	1	1

Supplemental disclosure of non-cash investing and financing activities:
Fair value of derivative liability extinguished	-	2,300
Fair value of common shares issued to settle accrued expenses	450	281
Reclassification of Class B Units upon conversion to common stock	-	3,065
Fair value of common stock issued to settle notes payable – related party	-	200
Fair value of common stock received in exchange for employee’s payroll taxes	6	130
Fair value of common stock issued for future services	-	164
Discount recognized from advances on future receipts	-	1,986
Fair value of common stock issued to settle lawsuit	-	678
Accrued software development costs	105	-
Discount recognized from notes payable	300	-
Derecognition of operating lease right-of-use assets	543	-
Derecognition of operating lease liabilities	521	-
Recognition of operating lease right-of-use asset and related lease liability	212	-

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective January 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2022, the Company early adopted ASU 2020-06 and that adoption did not have any material impact on the Company’s consolidated financial statements or the related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any material impact on the Company’s consolidated financial statements or the related disclosures.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance. ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU as of January 1, 2022 on a prospective basis. The adoption of this standard did not have any material impact on the Company’s consolidated financial statements or the related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, ASU 2020-06 will be effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Management is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements or the related disclosures.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET, a livestream ecommerce platform, and has capitalized $6,461 and $4,348 of internal and external development costs as of June 30, 2022 and December 31, 2021, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop certain components of MARKET. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. As of June 30, 2022, the Company’s remaining software development obligation to the Primary Contractor was $105. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement. In addition, as of June 30, 2022 and December 31, 2021, the Company had paid or accrued $389 and $248, respectively, of other capitalized software development costs.

There has been no amortization expense related to capitalized software development costs for the three and six months ended June 30, 2022 and 2021.

Option to Acquire Primary Contractor

In August 2021, the Company entered into a term sheet that provided the Company the option to purchase the Primary Contractor assuming certain conditions are met. In November 2021, the Company exercised this option. The Company and the Primary Contractor subsequently reached an agreement-in-principle on the terms for the Company’s acquisition of the Primary Contractor, the final consummation of which is subject to the execution of a share purchase agreement (the “SPA”) and the completion of an audit of the Primary Contractor that is satisfactory to the Company (the “Primary Contractor Audit”), as well as the fulfillment by the Primary Contractor of certain other conditions set forth in the term sheet. The term sheet stipulates that if the Company had entered into the SPA and the Primary Contractor successfully completed the Primary Contractor Audit prior to May 15, 2022 (or a subsequent mutually agreed upon date) and thereafter determines not to consummate the acquisition of the Primary Contractor, the Company would have been liable for a $1,000 break-up fee payable to the Primary Contractor. However, as of the date of the issuance of these financial statements, the SPA has not been executed and the Primary Contractor Audit is ongoing. The parties are in discussions regarding the transaction. Based on the term sheet, the purchase price for the Primary Contractor would be $12,000, which can be paid in cash and/or stock, although the final terms of the acquisition will be set forth in the SPA. There can be no assurance that the acquisition will be completed on the terms set forth in the term sheet or at all.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	June 30, 2022	December 31, 2021

Amortizable finite-lived intangible assets	$7,399	$7,317
Accumulated amortization	(4,523)	(3,806)
Finite-lived intangible assets, net	2,876	3,511

Indefinite-lived intangible assets	442	442

Intangible assets, net	$3,318	$3,953

Amortizable finite-lived intangible assets are being amortized over a period of three to five years. There were no impairment charges incurred in the periods presented. During the three and six months ended June 30, 2022 and 2021, the Company recorded amortization expense of $351 and $355, respectively, and $717 and $725, respectively.

The expected future amortization expense for amortizable finite-lived intangible assets as of June 30, 2022, is as follows:

Year ending	Amortization
2022 remaining	$717
2023	1,386
2024	573
2025	200
Total amortization	$2,876

5. OPERATING LEASES

On January 3, 2022, the Company terminated the lease agreements relating to our office and warehouse leases in American Fork, Utah. In accordance with ASC 842, the Company derecognized the right-of-use assets of $543 and the corresponding lease liabilities of $521, resulting in a loss on lease termination of $22.

On April 26, 2022, the Company entered into an office space sub-lease agreement. The agreement requires us to pay $12 per month for an initial term of eighteen months, which increases by 3% per annum after twelve months. In accordance with ASC 842, the Company recognized a right-of-use asset and the related lease liability of $212 on the commencement date of the lease.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30,
	2022	2021
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s condensed consolidated statements of operations)	$241	$349

Other information
Cash paid for amounts included in the measurement of lease liabilities	$308	$393
Weighted average remaining lease term – operating leases (in years)	4.15	4.26
Weighted average discount rate – operating leases	4.2%	4.0%

	June 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	$1,673	$2,177

Short-term operating lease liabilities	$471	$592
Long-term operating lease liabilities	1,841	2,299
Total operating lease liabilities	$2,312	$2,891

Year ending	Operating Leases
2022 remaining	$300
2023	583
2024	472
2025	484
2026 and thereafter	705
Total lease payments	2,544
Less: Imputed interest/present value discount	(232)
Present value of lease liabilities	$2,312

6. ADVANCES ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of June 30, 2022 and December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2022	Balance at December 31, 2021

Note 1	October 29, 2021	April 28, 2022	5%	$2,120	$-	$1,299
Note 2	October 29, 2021	July 25, 2022	28%	3,808	589	2,993
Note 3	December 23, 2021	June 22, 2022	5%	689	-	689
Total				$6,617	589	4,981
Debt discount					(35)	(800)
Net					$554	$4,181

Note 1

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,015 for the purchase of future receipts/revenues of $2,120. During the six months ended June 30, 2022, the Company paid $1,270 and amortized $41 of the debt discount. The note was paid in full on April 28, 2022. As of June 30, 2022, the outstanding balance of the note was $0 and the unamortized balance of the debt discount was $0.

Note 2

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,744 for the purchase of future receipts/revenues of $3,808. During the six months ended June 30, 2022, the Company paid $2,404 and amortized $659 of the debt discount. As of June 30, 2022, the outstanding balance of the note was $589, and the unamortized balance of the debt discount was $35. Subsequent to June 30, 2022, the remaining balance was paid in full.

Note 3

On December 23, 2021, the Company received secured advances from an unaffiliated third party totaling $651 for the purchase of future receipts/revenues of $689. During the six months ended June 30, 2022, the Company paid $689 and amortized $36 of the debt discount. The note was paid in full on June 22, 2022. As of June 30, 2022, the outstanding balance of the note was $0 and the unamortized balance of the debt discount was $0.

7. NOTES PAYABLE

The Company has the following outstanding notes payable as of June 30, 2022 and December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2022	Balance at December 31, 2021
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	$6,300	4,404	-
Debt discount					(128)	-
Debt issuance costs					(196)	-
Total notes payable					4,995	915
Non-current					(875)	(875)
Current					$4,120	$40

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of June 30, 2022, and December 31, 2021, the outstanding balance under the note was $725.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. As of June 30, 2022 and December 31, 2021, the outstanding balance under the note was $40.

(C)

On May 15, 2020, the Company executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, will begin on October 15, 2022. As of June 30, 2022, and December 31, 2021, the outstanding balance of the note amounted to $150, respectively.

(D)

On January 12, 2022, the Company entered into the Note Offering, which provided for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due 2023. The Company and the Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the Note Offering, pursuant to which the Company granted a security interest to the Note Holders in substantially all of its assets. There are no financial covenants related to these notes payable.

The Company received $6,000 in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the Note Offering, the Company incurred $460 of debt issuance costs. The debt issuance costs and the debt discount of $300 are being amortized over the term of the Notes using the effective interest rate method. During the six months ended June 30, 2022, the Company amortized $172 of debt discount and $264 of debt issuance costs. As of June 30, 2022, the amount of unamortized debt discount and debt issuance costs was $128 and $196, respectively.

As of June 30, 2022, and December 31, 2021, the outstanding balance of the Notes amounted to $4,404, and $0, respectively. During the six months ended June 30, 2022, the Company repaid $1,896 in principal payments pursuant to the Note Holders pursuant to the Notes.

Beginning on May 12, 2022, the Company was required to make nine monthly principal payments of $246, plus accrued interest, to the Note Holders, with the remaining principal amount of $2,436, plus accrued interest, due on the maturity date. The Note Holders agreed to allow the Company to defer the payment originally due on June 12, 2022 and to instead increase the amount of the principal payments required to be made beginning on July 12, 2022 to $281, with the remaining principal amount of $2,436, plus accrued interest, due on the maturity date. There was no change in the aggregate amount of indebtedness as a result of this payment deferral.

The following table provides a breakdown of interest expense for the periods presented:

	Three Months Ended June 30,
	2022	2021

Interest expense – amortization of debt discount	$372	$565
Interest expense – amortization of debt issuance costs	151	-
Interest expense – other	119	31

Total interest expense	$642	$596

Total interest expense for notes payable to related parties (see Notes A and B above) was $23 and $29 for the three months ended June 30, 2022 and 2021, respectively. The Company paid $0 and $34 in interest to related parties for the three months ended June 30, 2022 and 2021, respectively.

The following table provides a breakdown of interest expense for the periods presented:

	Six Months Ended June 30,
	2022	2021

Interest expense – amortization of debt discount	$908	$1,040
Interest expense – amortization of debt issuance costs	264	-
Interest expense – other	226	64

Total interest expense	$1,398	$1,104

Total interest expense for notes payable to related parties (see Notes A and B above) was $46 and $61 for the six months ended June 30, 2022 and 2021, respectively. The Company paid $0 and $34 in interest to related parties for the six months ended June 30, 2022 and 2021, respectively.

8. DERIVATIVE LIABILITY

In prior years, the Company granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the fundamental transaction clause of these warrants is accounted for as a derivative liability in accordance with ASC 815 and are being re-measured every reporting period with the change in value reported in the Company’s condensed consolidated statements of operations.

The derivative liabilities were valued using a Binomial pricing model with the following assumptions:

	June 30, 2022	December 31, 2021
Stock Price	$0.52	$1.24
Exercise Price	$0.75	$1.11
Expected Life	2.47	2.97
Volatility	103%	119%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.96%	0.97%
Total Fair Value	$993	$3,155

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

During the six months ended June 30, 2022, the Company recorded a gain of $2,162 to account for the changes in the fair value of these derivative liabilities during the period.

During the six months ended June 30, 2021, the Company recorded expense of $1,945 to account for the changes in the fair value of these derivative liabilities during the period. In addition, 1,094,246 shares of the Series A warrants that were accounted for as a derivative liability were exercised. As result, the Company computed the fair value of the corresponding derivative liability one last time which amounted to $2,300 and the extinguishment was accounted for as part of equity.

The details of derivative liability transactions for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$3,155	$8,266
Change in fair value	(2,162)	1,945
Extinguishment	-	(2,300)
Ending balance	$993	$7,911

9. COMMON STOCK

The Company’s common stock activity for the six months ended June 30, 2022, was as follows:

During the six months ended June 30, 2022, the Company issued 14,666,667 shares of common stock as part of a Registered Direct Offering, which resulted in proceeds of $10,242, net of offering costs of $758.

During the six months ended June 30, 2022, the Company issued 11,096,683 shares of common stock pursuant to the Common Stock Purchase Agreement, which resulted in proceeds of $9,836, net of offering costs of $197. In addition, the Company issued 607,287 shares of common stock as a commitment fee in connection with the consummation of the transactions contemplated by the Common Stock Purchase Agreement.

During the six months ended June 30, 2022, the Company issued 1,291,300 shares of common stock to certain employees and vendors for services rendered and to be rendered with an aggregate grant date fair value of $1,148. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

During the six months ended June 30, 2022, the Company issued 189,394 shares of common stock to the Company’s Chief Executive Officer in lieu of the cash payment of a bonus accrued in a prior year, with an aggregate grant date fair value of $100 based on the closing price of the Company’s common stock on the date of issuance.

The Company also issued 227,136 shares of common stock to the Company’s former Chief Financial Officer as part of a separation agreement, with an aggregate grant date fair value of $277 based on the closing price of the Company’s common stock on the date of issuance.

During the six months ended June 30, 2022, the Company issued 463,234 shares of common stock to certain officers, employees and directors associated with the vesting of restricted stock units.

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the six months ended June 30, 2022, is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2022	1,821,833	$1.41
Granted	1,334,270	1.17
Vested/deemed vested	(463,234)	1.66
Forfeitures and other	(493,481)	1.33
Non-vested at June 30, 2022	2,199,388	$1.23

During the six months ended June 30, 2022, the Company granted 1,334,270 restricted stock units to certain officers, employees and directors. The restricted stock units vest on various dates from January 2023 through March 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had an aggregate grant date fair value of $1,561, which is being amortized as share-based compensation expense over the respective vesting terms.

The total fair value of restricted stock units that vested during the three and six months ended June 30, 2022, was $318 and $565, respectively. As of June 30, 2022, the remaining share-based compensation expense associated with previously issued restricted stock units was $2,051 which will be recognized in future periods as the units vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

11. STOCK OPTIONS

A summary of option activity for the six months ended June 30, 2022, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2022	5,404,223	$1.72	2.24	$107
Granted	2,689,555	1.07	-	-
Forfeited	(1,777,379)	1.59	-	-
Exercised	(332,730)	1.13	-	-
Outstanding at June 30, 2022	5,983,669	$1.45	1.83	$26

Vested June 30, 2022	2,982,073	$1.86		$-

Exercisable at June 30, 2022	1,741,272	$2.13		$-

At June 30, 2022, the intrinsic value of the outstanding options was $26.

During the six months ended June 30, 2022, the Company granted stock options to certain employees and consultants to purchase a total of 2,689,555 shares of common stock for services rendered or to be rendered. The options have an average exercise price of $1.07 per share, terms between one and five years, and vest between zero and four years from the respective grant dates. The total grant date fair value of these options was approximately $2,596 using the Black-Scholes option pricing model. The total share-based compensation expense recognized relating to the vesting of stock options for the three and six months ended June 30, 2022, was $374 and $905, respectively. As of June 30, 2022, the remaining share-based compensation expense associated with previously issued stock options was $3,022, which will be recognized in future periods as the options vest.

During the six months ended June 30, 2022, a total of 332,730 stock options were exercised. As a result of the exercise of the option, the Company issued 332,730 shares of common stock and received cash of $377.

The grant date fair value of option awards is estimated using the Black-Scholes option pricing model based on the following assumptions:

Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.24% - 3.01%	0.10% - 0.92%
Average expected term	5 years	5 years
Expected volatility	147.8 – 149.5%	236.2 - 240.0%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

The Company has the following warrants outstanding as of June 30, 2022:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2022, all vested	10,984,740	$2.67	2.38	$507
Granted, unvested as of June 30, 2022	14,666,667	0.75	5.32	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2022	25,651,407	$1.52	3.65	$-

In connection with the Registered Direct Offering, the Company issued 14,666,667 warrants to purchase common stock with a vesting period of six months and an exercise price of $0.75. As of a result of the Registered Direct Offering, 3,704,826 Series A warrants with exercise prices ranging from $1.10 to $2.10 per share were repriced to $0.75 per share. The change in fair value of such warrants as a result of the new exercise price is approximately $200 and the Company accounted for this change as part of the change in fair value of derivative liability (see Note 8). As of June 30, 2022, the intrinsic value of the outstanding warrants was $0.

13. COMMITMENTS AND CONTINGENCIES

Litigation

a.	Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300 in unpaid bonus compensation from 2015. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company does not believe the former employee’s claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the court issued an order (i) denying the former employee’s motion for summary judgment, (ii) partly granting the former employee’s motion for summary adjudication, and (iii) partly denying the former employee’s motion for summary adjudication. The court has set a trial date of December 28, 2022. The Company believes the resolution of this matter will not have a material adverse effect on the Company or its operations.

b.	Legal Malpractice Action

The Company is currently in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed its complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company is seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputes owing this amount to BH. The Company believes that the resolution of these matters will not have a material adverse effect on the Company or its operations.

c.	Dispute with Warrant Holder

The Company is currently in a dispute with Iroquois Capital Investment Group LLC and Iroquois Master Fund, Ltd (collectively, “Iroquois”) relating to a securities purchase agreement (the “SPA”) entered between the Company, Iroquois and certain other investors. The Company filed a complaint in the Supreme Court of New York for the County of New York on April 6, 2022, styled Verb Technology Company, Inc. v. Iroquois Capital Investment Group LLC, et al. (Index No. 651708/2022). The Company’s complaint seeks a judicial declaration of its duties and obligations under the SPA. On May 5, 2022, Iroquois filed counterclaims against the Company for declaratory relief, breach of contract, and breach of the implied covenant of good faith and fair dealing relating to the SPA. Iroquois alleges damages of $1,500. The Company disputes Iroquois’ counterclaims and damages allegations. The Company intends to vigorously pursue its claims and to vigorously defend itself against the counterclaims. The Company believes that the resolution of these matters will not have a material adverse effect on the Company or its operations.

From time to time, the Company is involved in various other legal proceedings, disputes or claims arising from or related to the normal course of its business activities. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, the Company believes it is not currently a party to any other legal proceedings, disputes or claims which, if determined adversely to the Company, would, individually or taken together, have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2022, the date these condensed consolidated financial statements were issued. There were no material events or transactions that require disclosure in the financial statements other than the items discussed below.

Issuance of Common Stock

Subsequent to June 30, 2022, the Company issued 342,799 shares of common stock to vendors for services rendered with a grant date fair value of $189. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of issuance or the date the Company entered into the agreement related to the issuance.

Subsequent to June 30, 2022, the Company issued 124,113 shares of common stock to certain officers and employees associated with the vesting of restricted stock units.

Issuances of Stock Options

Subsequent to June 30, 2022, the Company granted stock options to certain employees to purchase a total of 37,000 stock options for services to be rendered. The options have an average exercise price of $0.56 per share, expire in five years, and vest four years from grant date. The total grant date fair value of these options was $19 based on the Black-Scholes option pricing model.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three and six month periods ended June 30, 2022 and 2021 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

References in this Quarterly Report to the “Company,” “Verb,” “we,” “us,” or “our” are to Verb Technology Company, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and more recently, we introduced verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook. MARKET.live is our multi-vendor, multi-presenter, livestream social shopping platform, that combines ecommerce and entertainment.

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

verbLIVE builds on popular video-based platforms such as Facebook Live, Zoom, WebEx, and Go2Meeting, among others, by adding Verb’s proprietary interactive in-video ecommerce capabilities – including an in-video Shopify shopping cart integrated for Shopify account holders – to our own live stream video broadcasting application. verbLIVE is a next-generation live-stream platform that allows hosts to utilize a variety of novel sales-driving features, including placing interactive icons on-screen that appear on the screens of all viewers, providing in-video click-to-purchase capabilities for products or services featured in the live video broadcast, in real-time, driving friction-free selling. verbLIVE also provides the host with real-time viewer engagement data and interaction analytics. verbLIVE is entirely browser-based, allowing it to function easily and effectively on all devices without requiring the host or the viewers to download software, and is secured through end-to-end encryption.

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

In May 2020, we executed a contract with Range Printing (“Range”), a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range receives orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a service fee arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us. Effective April 1, 2022, we entered into a customer referral agreement with Range for our cart site and printing business. Under the agreement, we will earn 10% commission for customers referrals, 8% on merchandize sales and certain cart site design fee which will all be recognized as non-digital revenue. Prior to entering into such agreement, we were recognizing revenues and cost of revenues associated with such business in the condensed consolidated statements of operations.

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. During the year ended December 31, 2021, our client base expanded to include large enterprises in the life sciences sector, professional sports franchises, educational institutions, and not-for-profit organizations, as well as clients in the entertainment industry, and the burgeoning CBD industry, among other business sectors. As of June 30, 2022, we provided subscription-based application services to approximately 150 enterprise clients for use in over 100 countries, in over 48 languages, which collectively account for a user base generated through more than 3.4 million downloads of our verbCRM application. Among the new business sectors targeted for this year are medical equipment and pharmaceutical sales, armed services and government institutions, small businesses and individual entrepreneurs.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTeams. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, include design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers. Effective April 1, 2022, the Company entered into a customer referral agreement with a third party for its cart site and printing business. Under the agreement, the Company will earn certain percentage for customer referrals and merchandize sales as well as a cart site design fee, all of which will be recognized as non-digital revenue on a net basis.

3.	MARKET will generate revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET from which we deduct a platform fee that ranges from 10% to 35% of gross sales, with an average of between 15-20%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from viewers of previously recorded events available in each vendor’s store, as well as from sales of product and merchandise done through the vendors’ stores, all of which are available 24/7.

b.	Produced events. MARKET will offer fee-based services that range from full production of a livestream event, to providing professional hosts and event consulting.

c.	The MARKET site is designed to incorporate sponsorships and other advertising based on typical industry rates.

Economic Disruption and the COVID-19 Pandemic

Our business is dependent in part on general economic conditions. Many jurisdictions in which our customers are located and our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as inflation, increased interest rates and recessionary concerns, which could negatively affect demand for our products. Under difficult economic conditions, customers may seek to cease spending on our current products or fail to adopt our new products. We cannot predict the timing or impact of an economic slowdown, or the timing or strength of any economic recovery. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.

Governments and businesses around the world continue to take actions to mitigate the spread of COVID-19 and its variants. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

Despite increased vaccine distribution programs and loosening of COVID-19 related restrictions in the regions in which we operate during the three and six months ended June 30, 2022, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. As such, our business, operations and financial condition has been, and we anticipate will continue to be, adversely impacted by reduced demand for our applications and non-digital services, as well as reduced access to capital. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures to strengthen our financial position, including eliminating, reducing, or deferring non-essential expenditures. However, the extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors, including the duration and extent of the pandemic, the emergence of variants to COVID-19 the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. Throughout the three and six months ended June 30, 2022, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees.

We continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic.

Results of Operations

Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

The following is a comparison of our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$1,975	$1,601	$374
Other digital revenue	186	209	(23)
Total digital revenue	2,161	1,810	351

Non-digital revenue	238	582	(344)

Total revenue	2,399	2,392	7

Cost of revenue
Digital	609	569	40
Non-digital	226	550	(324)
Total cost of revenue	835	1,119	(284)

Gross margin	1,564	1,273	291

Operating expenses
Research and development	1,382	3,213	(1,831)
Depreciation and amortization	395	400	(5)
General and administrative	6,562	6,542	20
Total operating expenses	8,339	10,155	(1,816)

Loss from operations	(6,775)	(8,882)	2,107

Other income (expense)
Interest expense	(642)	(596)	(46)
Change in fair value of derivative liability	1,024	(2,445)	3,469
Other income (expense)	19	20	(1)
Debt extinguishment, net	-	91	(91)
Total other income, net	401	(2,930)	3,331

Net loss	$(6,374)	$(11,812)	$5,438

Revenue

Our SaaS recurring subscription revenues continue to grow year over year, which is a reflection of our systematic investment in our business. SaaS recurring subscription revenue as a percentage of total revenue for the three months ended June 30, 2022, was 82%, compared to 67% for the three months ended June 30, 2021.

For the three months ended June 30, 2022, our total digital revenue was 90% of total revenue compared with 76% for the three months ended June 30, 2021. Total digital revenue for the three months ended June 30, 2022 was $2.2 million, an increase of 19% compared to $1.8 million for the three months ended June 30, 2021. The increase was primarily driven from SaaS recurring subscription-based revenue associated with our verbCRM, verbLIVE, verbTEAMS, verbLEARN, and verbPULSE applications totaling $2.0 million, an increase of 23% compared to $1.6 million reported for the three months ended June 30, 2021.

Total non-digital revenue for the three months ended June 30, 2022, was $0.2 million, a decrease of 59% compared to $0.6 million reported for the three months ended June 30, 2021, which is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on digital revenue streams.

The table below sets forth our quarterly revenues from the three months ended June 30, 2020 through the three months ended June 30, 2022, which reflects the trend of revenue over the past nine fiscal quarters (in thousands):

	2020 Quarterly Revenue			2021 Quarterly Revenue				2022
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
SaaS recurring subscription revenue	$1,274	$1,478	$1,305	$1,461	$1,601	$1,846	$1,923	$2,003	$1,975
Other digital	406	360	218	340	209	510	288	147	186
Total digital revenue	1,680	1,838	1,523	1,801	1,810	2,356	2,211	2,150	2,161

Total non-digital revenue	972	1,022	576	725	582	544	495	541	238

Grand total	$2,652	$2,860	$2,099	$2,526	$2,392	$2,900	$2,706	$2,691	$2,399

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2022, was $0.8 million, compared to $1.1 million for the three months ended June 30, 2021, reflecting a 25% decline. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs partially offset by increased digital costs to support additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

Total gross margin for the three months ended June 30, 2022, was $1.6 million, compared to $1.3 million for the three months ended June 30, 2021, representing a 23% improvement. Gross margins improved as a result of our strategy to focus on higher margin digital revenue and systematic reduction in non-digital revenue.

Operating Expenses

Research and development expenses were $1.4 million for the three months ended June 30, 2022, as compared to $3.2 million for the three months ended June 30, 2021, reflecting a 57% reduction. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. As our products move from research and development mode to operating mode, we expect our research and development cost reductions to continue, as experienced during the three months ended June 30, 2022.

Depreciation and amortization expenses were $0.4 million for the three months ended June 30, 2022, and June 30, 2021.

General and administrative expenses for the three months ended June 30, 2022, were $6.6 million as compared to $6.5 million for the three months ended June 30, 2021, materially flat despite inflationary pressure. Our general and administrative expenses remained flat primarily increasing labor costs of $0.7 million, marketing and promotion of $0.2 million, and other expenses of $0.1 million to support future growth with anticipated product launches. These increases were offset by a decrease in professional services of $1.1 million due to the completion of the implementation of NetSuite ERP system at the beginning of the year and a legal settlement that occurred in the comparable prior year period.

Other income, net, for the three months ended June 30, 2022, was $0.4 million, which was primarily attributable to a change in the fair value of derivative liability of $1.0 million, offset by interest expense of $0.6 million.

Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

The following is a comparison of our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$3,978	$3,062	$916
Other digital revenue	333	549	(216)
Total digital revenue	4,311	3,611	700

Non-digital revenue	779	1,307	(528)

Total revenue	5,090	4,918	172

Cost of revenue
Digital	1,166	1,109	57
Non-digital	642	1,225	(583)
Total cost of revenue	1,808	2,334	(526)

Gross margin	3,282	2,584	698

Operating expenses
Research and development	2,962	6,097	(3,135)
Depreciation and amortization	804	814	(10)
General and administrative	13,598	13,885	(287)
Total operating expenses	17,364	20,796	(3,432)

Loss from operations	(14,082)	(18,212)	4,130

Other income (expense)
Interest expense	(1,398)	(1,104)	(294)
Change in fair value of derivative liability	2,162	(1,945)	4,107
Other income (expense)	(45)	74	(119)
Debt extinguishment, net	-	1,030	(1,030)
Total other income, net	719	(1,945)	2,664

Net loss	$(13,363)	$(20,157)	$6,794

Revenue

SaaS recurring subscription revenue as a percentage of total revenue for the six months ended June 30, 2022, was 78%, compared to 62% for the six months ended June 30, 2021.

For the six months ended June 30, 2022, our total digital revenue was 85% of total revenue compared with 73% for the six months ended June 30, 2021. Total digital revenue for the six months ended June 30, 2022 was $4.3 million, an increase of 19% compared to $3.6 million for the six months ended June 30, 2021. The increase was primarily driven from SaaS recurring subscription-based revenue associated with our verbCRM, verbLIVE, verbTEAMS, verbLEARN, and verbPULSE applications totaling $4.0 million, an increase of 30% compared to $3.1 million reported for the six months ended June 30, 2021.

Total non-digital revenue for the six months ended June 30, 2022, was $0.8 million compared to $1.3 million, a decrease of 40% reported for the six months ended June 30, 2021, which is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on digital revenue streams.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2022, was $1.8 million, compared to $2.3 million for the six months ended June 30, 2021, reflecting a 23% decrease. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs partially offset by increased digital costs to support additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

Total gross margin for the six months ended June 30, 2022, was $3.3 million, compared to $2.6 million for the six months ended June 30, 2021, representing a 27% improvement. Gross margins improved as a result of our strategy to focus on higher margin digital revenue and systematic reduction in non-digital revenue.

Operating Expenses

Research and development expenses were $3.0 million for the six months ended June 30, 2022, as compared to $6.1 million for the six months ended June 30, 2021, reflecting a 51% reduction. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. As our products move from research and development mode to operating mode, we expect our research and development cost reductions to continue, as experienced during the six months ended June 30, 2022.

Depreciation and amortization expenses were $0.8 million for the six months ended June 30, 2022, and June 30, 2021.

General and administrative expenses for the six months ended June 30, 2022, were $13.6 million, as compared to $13.9 million for the six months ended June 30, 2021, representing a 2% decrease despite inflationary pressure. The decrease in general and administrative expenses is primarily due to lower spending on marketing and promotion of $0.2 million, a decrease of $0.8 million in professional services and other, combined with a decrease in share-based compensation of $1.1 million, offset by an increase in labor costs of $1.8 million to support future growth with anticipated product launches.

Other income, net, for the six months ended June 30, 2022, was $0.7 million, which was primarily attributable to a change in the fair value of derivative liability of $2.1 million, offset by interest expense of $1.4 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net loss	$(6,374)	$(11,812)	$(13,363)	$(20,157)

Adjustments:
Depreciation and amortization	395	400	804	814
Share-based compensation	1,317	1,264	2,618	3,666
Interest expense	642	596	1,398	1,104
Change in fair value of derivative liability	(1,024)	2,445	(2,162)	1,945
Other (income)/ expense	(19)	(20)	45	(74)
Debt extinguishment, net	-	(91)	-	(1,030)
Other non-recurring	-	-	126	-

Total EBITDA adjustments	1,311	4,594	2,829	6,425
Modified EBITDA	$(5,063)	$(7,218)	$(10,534)	$(13,732)

The $2.2 million increase in Modified EBITDA for the three months ended June 30, 2022, compared to the same period in 2021, resulted from increased revenues, decreases in cost of revenue, research and development, and professional services offset by an increase in labor related costs to support future growth.

The $3.2 million increase in Modified EBITDA for the six months ended June 30, 2022, compared to the same period in 2021, resulted from increased revenues, decreases in cost of revenue, research and development, professional services, and marketing and promotion, offset by an increase in labor related costs to support future growth.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $13.4 million during the six months ended June 30, 2022. We also utilized cash in operations of $11.0 million during the six months ended June 30, 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

On April 20, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 14,666,667 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $0.75 per share, and (ii) warrants to purchase 14,666,667 shares of the common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other offering expenses (the “Registered Direct Offering”). The Purchase Agreement, among other things, restricts us from selling shares of Common Stock pursuant to the Common Stock Purchase Agreement and pursuant to an “at-the-market” offering previously entered into with Truist Securities. As a result of this transaction, certain of our Series A warrants which previously had exercise prices ranging from $1.10 to $2.10 per share were repriced to $0.75 per share. As a result of entering into the Purchase Agreement, the Company repaid $1.6 million in principal payments of the Notes issued pursuant to the Note Offering.

If the Company is unable to generate sufficient cash flow from operations to operate its business and pay its debt obligations as they become due, it may need to seek to raise additional capital, borrow additional funds, dispose of assets, reduce or delay capital expenditures, or change its business strategy. There can be no assurance that the Company will ever be profitable or that debt or equity financing will be available in the amounts, on terms, or at times deemed acceptable by the Company. The issuance of additional equity securities would result in significant dilution in the equity interests of our current stockholders and could include rights or preferences senior to those the current stockholders. Obtaining commercial loans would increase the Company’s liabilities and future cash commitments and potentially impose significant operational or financial restrictions. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the Company may be unable to continue its business, as planned, and as a result may be required to scale back or cease operations, which may result in the stockholders losing some or all of their investment.

For additional information, refer to Note 1 to the condensed consolidated financial statements, and the section titled “Risk Factors”, within the 2021 Annual Report.

Overview

As of June 30, 2022, we had cash of $5.5 million. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(11,002)	$(13,620)
Cash (used in) / provided by investing activities	(4,211)	11
Cash provided by financing activities	19,823	18,243
Increase in cash	$4,610	$4,634

Cash Flows – Operating

For the six months ended June 30, 2022, our cash flows used in operating activities amounted to $11.0 million, compared to cash used for the six months ended June 30, 2021, of $13.6 million. We generated $2.6 million additional cash from operations due to higher revenues, decreases in research and development expenses, both offset by an increase in labor related costs to support future growth.

Cash Flows – Investing

For the six months ended June 30, 2022, our cash flows used in investing activities amounted to $4.2 million, primarily due to our investment in capitalized software development costs related to MARKET.

Cash Flows – Financing

Our cash provided by financing activities for the six months ended June 30, 2022 amounted to $19.8 million, which represented $20.1 million of net proceeds from the issuance of shares of our common stock, $6.0 million of gross proceeds from the issuance of notes payable, and proceeds from option exercises of $0.4 million, all offset by $4.4 million of payments on advances on future receipts, $1.9 million of payments on notes payable and payments for debt issuance costs of $0.4 million.

Advances on Future Receipts

On October 29, 2021, we received secured advances from an unaffiliated third party totaling $2.7 million for the purchase of future receipts/revenues of $3.8 million. As of June 30, 2022, the outstanding balance of the note was $0.6 million. Subsequent to June 30, 2022, the remaining balance was paid in full.

Notes Payable

We have the following outstanding notes payable as of June 30, 2022 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2022
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	$6,300	4,404
Debt discount					(128)
Debt issuance costs					(196)
Total notes payable					4,995
Non-current					(875)
Current					$4,120

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of June 30, 2022, the outstanding balance under the note was $0.7 million.

(B)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $0.3 million, to consolidate all advances made by Mr. Cutaia to us during the period December 2015 through March 2016. As of June 30, 2022, the outstanding balance under the note was less than $0.1 million.

(C)

On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, will begin on October 15, 2022. As of June 30, 2022, the outstanding balance of the note amounted to $0.15 million.

(D)

On January 12, 2022, we entered into the Note Offering, which provided for the sale and issuance of an aggregate original principal amount of $6.3 million in convertible notes due 2023. We also entered into a security agreement, dated January 12, 2022, in connection with the Note Offering, pursuant to which the Company granted a security interest to the Note Holders in substantially all of its assets. There are no financial covenants related to these notes payable.

We received $6.0 million in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the Note Offering, we incurred $0.5 million of debt issuance costs. The debt issuance costs and the debt discount of $0.3 million are being amortized over the term of the Notes using the effective interest rate method. As of June 30, 2022, the amount of unamortized debt discount and debt issuance costs was $0.1 million and $0.2 million, respectively.

As of June 30, 2022, the outstanding balance of the Note amounted to $4.4 million. We have repaid $1.9 million in principal and $0.1 million of accrued interest.

Beginning on May 12, 2022, we were required to make nine monthly principal payments of $0.2 million, plus accrued interest, to the Note Holders, with the remaining principal amount of $2.4 million, plus accrued interest, due on the maturity date. The Note Holders agreed to allow us to defer the payment originally due on June 12, 2022 and to instead increase the amount of the principal payments required to be made beginning on July 12, 2022, to $0.3 million with the remaining principal amount of $2.4 million, plus accrued interest, due on the maturity date. There was no change in the aggregate amount of indebtedness as a result of this payment deferral.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the pandemic, as well as certain macroeconomic factors, including inflation, rising interest rates, and recessionary concerns, on its business and operations.

Significant estimates include assumptions made for reserves of uncollectible accounts receivable, assumptions made in valuing assets acquired in business combinations, impairment testing of goodwill and other long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for potential liabilities. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions

Revenue Recognition

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

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue, which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services, which we now outsource to a strategic partner as part of a cost reduction plan we instituted in 2020, includes design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to the customer. Effective April 1, 2022, the Company entered into a customer referral agreement with a third party for its cart site and printing business. Under the agreement, the Company will earn certain percentage for customer referrals, and merchandise sales as well as earn a cart site design fee, all of which will be recognized as non-digital revenue on a net basis.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, refer to Note 2 - Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings, disputes or claims arising from or related to the normal course of its business activities. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, the Company believes it is not currently a party to any other legal proceedings, disputes or claims which, if determined adversely to the Company, would, individually or taken together, have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.

For additional information, refer to Note 13 - Commitments and Contingencies to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

An investment in our common stock and warrants involves risks. Before making an investment decision, you should carefully consider the information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the condensed consolidated financial statements and the related notes contained within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in the section titled “Risk Factors” in the 2021 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, operating results, financial condition and cash flows could be materially and adversely affected. In that case, the trading price of our common stock and the value of our warrants may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, operating results, financial condition and cash flows.

During the three months ended June 30, 2022, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the 2021 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 22, 2022)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 22, 2022)
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: August 15, 2022	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Salman H. Khan
Salman H. Khan
Chief Financial Officer
(Principal Financial and Accounting Officer)

