Form 10-Q
period 2022-09-30
Verb Technology Company, Inc.
filed 2022-11-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 116,166,300 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2022 (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

● our ability to maintain and expand our customer base and to convince our customers to increase the use of our services and/or platform;

● the competitive market in which we operate;

● our ability to increase the number of our strategic relationships and grow the revenues from our current strategic relationships;

● our ability to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments;

● our ability to successfully launch new product platforms, including MARKET.live, the rate of adoption of these platforms and the revenue generated from these platforms;

● the novel coronavirus (“COVID-19”) pandemic, which has had a negative impact on our business, results of operations and financial condition;

● our ability to deliver our services, in light of our dependency on third-party Internet providers;

● our ability to raise additional capital or borrow additional funds to fund our operations and execute our business strategy, and the impact of these transactions on our business and existing stockholders;

● our ability to attract and retain qualified management personnel;

● our ability to pay our debt obligations as they become due;

● our susceptibility to security breaches and other disruptions; and

● global economic, political, and social trends, including inflation, rising interest rates, and recessionary concerns.

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Annual Report”), as well as in the other reports we file with the SEC. You should read this Quarterly Report and the other documents we file with the SEC with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets
Cash	$921	$937
Accounts receivable, net	1,438	1,382
Prepaid expenses and other current assets	738	875
Total current assets	3,097	3,194

Capitalized software development costs, net	6,444	4,348
Property and equipment, net	582	702
Operating lease right-of-use assets	1,624	2,177
Intangible assets, net	2,966	3,953
Goodwill	19,764	19,764
Other assets	306	293

Total assets	$34,783	$34,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,833	$3,751
Accrued expenses	2,096	3,500
Accrued officers’ compensation	1,274	1,209
Advances on future receipts, net	2,197	4,181
Convertible notes payable, current	4,171	40
Deferred incentive compensation to officers, current	-	521
Operating lease liabilities, current	481	592
Contract liabilities	1,549	986
Derivative liability	795	3,155

Total current liabilities	16,396	17,935

Long-term liabilities
Notes payable, non-current	150	875
Operating lease liabilities, non-current	1,705	2,299
Total liabilities	18,251	21,109

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 0 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A units, 100 shares issued and authorized as of September 30, 2022 and December 31, 2021	-	-
Class B units, 2,642,159 shares authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 102,604,851 and 72,942,948 shares issued and outstanding as of September 30, 2022 and December 31, 2021	10	7

Additional paid-in capital	153,940	129,342
Accumulated deficit	(137,418)	(116,027)

Total stockholders’ equity	16,532	13,322

Total liabilities and stockholders’ equity	$34,783	$34,431

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Digital revenue
SaaS recurring subscription revenue	$1,851	$1,846	$5,829	$4,908
Other digital revenue	165	510	498	1,059
Total digital revenue	2,016	2,356	6,327	5,967

Non-digital revenue	171	544	950	1,851

Total revenue	2,187	2,900	7,277	7,818

Cost of revenue
Digital	580	542	1,746	1,651
Non-digital	156	544	798	1,769
Total cost of revenue	736	1,086	2,544	3,420

Gross margin	1,451	1,814	4,733	4,398

Operating expenses
Research and development	1,372	3,513	4,334	9,610
Depreciation and amortization	790	400	1,594	1,214
General and administrative	6,965	6,130	20,563	20,018
Total operating expenses	9,127	10,043	26,491	30,842

Loss from operations	(7,676)	(8,229)	(21,758)	(26,444)

Other income (expense)
Interest expense	(550)	(525)	(1,948)	(1,629)
Change in fair value of derivative liability	198	(141)	2,360	(2,086)
Other income (expense), net	-	8	(45)	85
Debt extinguishment, net	-	82	-	1,112
Total other income (expense), net	(352)	(576)	367	(2,518)

Net loss	$(8,028)	$(8,805)	$(21,391)	$(28,962)

Deemed dividends to Series A stockholders	-	(348)	-	(348)

Net loss to common stockholders	(8,028)	(9,153)	(21,391)	(29,310)

Loss per share - basic and diluted	$(0.08)	$(0.14)	$(0.23)	$(0.48)
Weighted average number of common shares outstanding - basic and diluted	102,110,182	66,760,177	92,040,783	60,705,062

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2022:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	-	$-	100	$-	-	$-	72,942,948	$7	$129,342	$(116,027)	$13,322
Sale of common stock from public offering	-	-	-	-	-	-	25,844,250	3	20,147	-	20,150
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	-	-	-	-	607,287	-	-	-	-
Issuance of common stock from option exercise	-	-	-	-	-	-	332,730	-	377	-	377
Fair value of common shares issued for services	-	-	-	-	-	-	1,813,251	-	1,461	-	1,461
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	477,038	-	450	-	450
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	587,347	-	2,163	-	2,163
Net loss	-	-	-	-	-	-	-	-	-	(21,391)	(21,391)
Balance as of September 30, 2022	-	$-	100	$-	-	$-	102,604,851	$10	$153,940	$(137,418)	$16,532

For the three months ended September 30, 2022:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2022	-	$-	100	$-	-	$-	101,958,787	$10	$152,910	$(129,390)	$23,530
Fair value of common shares issued for services	-	-	-	-	-	-	521,951	-	335	-	335
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	124,113	-	695	-	695
Net loss	-	-	-	-	-	-	-	-	-	(8,028)	(8,028)
Balance as of September 30, 2022	-	$-	100	$-	-	$-	102,604,851	$10	$153,940	$(137,418)	$16,532

For the nine months ended September 30, 2021:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065	47,795,009	$5	$89,216	$(81,541)	$10,745
Sale of common stock from public offering	-	-	-	-	-	-	11,915,000	2	18,849	-	18,851
Issuance of common stock from warrant exercise	-	-	-	-	-	-	2,254,411	-	2,784	-	2,784
Issuance of common stock from option exercise	-	-	-	-	-	-	509,465	-	569	-	569
Fair value of common shares issued to settle note payable – related party	-	-	-	-	-	-	194,175	-	200	-	200
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678	-	678
Conversion of Series A Preferred to common stock	(2,006)	-	-	-	-	-	1,978,728	-	348	-	348
Fair value of warrants issued to Series A preferred stockholders – deemed dividend	-	-	-	-	-	-	-	-	(348)	-	(348)
Fair value of common shares issued for services	-	-	-	-	-	-	1,198,610	-	1,926	-	1,926
Fair value of common shares issued to settle accounts payable	-	-	-	-	-	-	10,500	-	19	-	19
Fair value of vested restricted stock awards	-	-	-	-	-	-	889,212	-	1,285	-	1,285
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,234	-	1,234
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	4,513	-	4,513
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	182,397	-	281	-	281
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287	-	287
Conversion of Class B Units to common shares	-	-	-	-	(2,642,159)	(3,065)	2,642,159	-	3,065	-	-
Net loss	-	-	-	-	-	-	-	-	-	(28,962)	(28,962)
Balance as of September 30, 2021	-	$-	100	$-	-	$-	70,169,666	$7	$124,906	$(110,503)	$14,410

For the three months ended September 30, 2021:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2021	1,706	$-	100	$-	-	$-	63,795,968	$6	$115,179	$(101,698)	$13,487
Sale of common stock from public offering	-	-	-	-	-	-	2,540,000	1	4,721	-	4,722
Issuance of common stock from warrant exercise	-	-	-	-	-	-	1,217,811	-	1,681	-	1,681
Conversion of Series A Preferred to common stock	(1,706)	-	-	-	-	-	1,706,000	-	348	-	348
Fair value of warrants issued to Series A preferred stockholders – deemed dividend	-	-	-	-	-	-	-	-	(348)	-	(348)
Fair value of common shares issued for services	-	-	-	-	-	-	81,143	-	157	-	157
Fair value of common shares issued to settle accounts payable	-	-	-	-	-	-	10,500	-	19	-	19
Fair value of vested restricted stock awards	-	-	-	-	-	-	641,509	-	380	-	380
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	364	-	364
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	2,213	-	2,213
Fair value of common shares from option exercise	-	-	-	-	-	-	176,735	-	192	-	192
Net loss	-	-	-	-	-	-	-	-	-	(8,805)	(8,805)
Balance as of September 30, 2021	-	$-	100	$-	-	$-	70,169,666	$7	$124,906	$(110,503)	$14,410

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021

Operating Activities:
Net loss	$(21,391)	$(28,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,668	4,652
Amortization of debt discount	1,214	1,537
Amortization of debt issuance costs	390	-
Change in fair value of derivative liability	(2,360)	2,086
Debt extinguishment, net	-	(1,112)
Depreciation and amortization	1,594	1,214
Loss on lease termination	22	-
(Gain)/loss on disposal of property and equipment	10	(6)
Allowance for doubtful accounts	405	151
Effect of changes in assets and liabilities:
Accounts receivable	(461)	(721)
Prepaid expenses and other current assets	146	(301)
Operating lease right-of-use assets	222	424
Other assets	(13)	-
Accounts payable, accrued expenses, and accrued interest	790	910
Contract liabilities	563	631
Deferred incentive compensation	(377)	(521)
Operating lease liabilities	(397)	(493)
Net cash used in operating activities	(15,975)	(20,511)

Investing Activities:
Proceeds from sale of property and equipment	3	11
Capitalized software development costs	(4,299)	(41)
Purchases of property and equipment	(24)	(26)
Purchases of intangible assets	(82)	-
Net cash used in investing activities	(4,402)	(56)

Financing Activities:
Proceeds from sale of common stock	20,150	18,851
Proceeds from convertible notes payable	6,000	-
Advances on future receipts	2,500	7,368
Proceeds from warrant exercise	-	2,784
Payments of convertible notes payable	(2,740)	-
Payments of advances on future receipts	(5,381)	(7,162)
Proceeds from option exercise	377	569
Payments for debt issuance costs	(545)	-
Net cash provided by financing activities	20,361	22,410

Net change in cash	(16)	1,843

Cash - beginning of period	937	1,815

Cash - end of period	$921	$3,658

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this Quarterly Report to the “Company,” “Verb,” “we,” “us,” or “our” are to Verb Technology Company, Inc., together with its consolidated subsidiaries unless the context otherwise requires. Throughout this Quarterly Report, the terms “client” and “customer” are used interchangeably.

The Company is a SaaS applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook. MARKET.live is our multi-vendor, multi-presenter, livestream social shopping platform that combines ecommerce and entertainment.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2022, the Company incurred a net loss of $21,391 and used cash in operations of $15,975. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements were issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

On January 12, 2022, the Company entered into a common stock purchase agreement (the “January Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of Common Stock issued to the Investor as consideration for its commitment to purchase shares of Common Stock under the January Purchase Agreement. In connection with the January Purchase Agreement, the Company is restricted from entering into an agreement to effect any issuance of Common Stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein.

On January 12, 2022, the Company also entered into a securities purchase agreement (the “January Note Purchase Agreement”) with three institutional investors (collectively, the “January Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due January 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “January Note Offering”). The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. The January Note Purchase Agreement prohibits the Company from entering into an agreement to effect any issuance of Common Stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. The January Note Purchase Agreement also gives the January Note Holders the right to require the Company to use up to 15% of the gross proceeds raised from future debt or equity financings to redeem the Notes, which redemptions have been elected by the January Note Holders as described below.

On April 20, 2022, the Company entered into a securities purchase agreement, which provides for the sale and issuance by the Company of an aggregate of (i) 14,666,667 shares of Common Stock, and (ii) warrants to purchase 14,666,667 shares of the Common Stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other offering expenses (the “April Registered Direct Offering”). As a result of this transaction, certain of the Company’s Series A warrants which previously had exercise prices ranging from $1.10 to $2.10 per share had the exercise prices reduced to $0.75 per share. The Company used a portion of the proceeds from the April Registered Direct Offering to repay $1,650 in principal amount of the Notes issued pursuant to the January Note Offering.

As of September 30, 2022, the Company had cash of $921.

The Company, through its Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1,500 through Employee Retention Credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the COVID-19 pandemic. As of September 30, 2022, the Company has yet to receive the funds and accordingly, the condensed consolidated financial statements do not reflect the effect of this credit.

Prior to September 30, 2022, the U.S. Small Business Administration (“SBA”) approved an additional loan of $350 which the Company expects to receive before the end of 2022.

On October 25, 2022, the Company entered into a securities purchase agreement (the “October Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 12,500,000 shares of Common Stock, at a purchase price of $0.32 per share, and (ii) warrants to purchase 12,500,000 shares of the common stock at an exercise price of $0.34 per share, for aggregate gross proceeds of $4,000 before deducting placement agent commissions and other offering expenses (the “October Registered Direct Offering”). As a result of this transaction, certain warrants which previously had an exercise price of $0.75 per share, had the exercise price reduced to $0.34 per share. Further, in connection with the October Purchase Agreement, the Company is restricted from (i) issuing or filing any registration statement to offer the sale of any Common Stock or securities convertible into or exercisable for shares of Common Stock until 75 days after the date thereof; and (ii) entering into an agreement to effect any issuance of Common Stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. As a result of this transaction, the Company paid $1,172 towards principal and accrued interest on the Notes. The Company and the January Note Holders also agreed to interest only payments with a final principal payment of $2,545 due on the maturity date.

On November 7, 2022, the Company entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor (the “November Note Holder”) providing for the sale and issuance of an unsecured, non-convertible promissory in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000 (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires the Company to use 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, the Company is not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of Common Stock, subject in each case to certain exceptions. verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations of the Company under the November Note in exchange for receiving a portion of the loan proceeds.

If the Company is unable to generate sufficient cash flow from operations to operate its business and pay its debt obligations as they become due, it will need to seek to raise additional capital, borrow additional funds, dispose of subsidiaries or assets, reduce or delay capital expenditures, or change its business strategy. However, in light of the restrictive covenants imposed by certain of the Company’s prior financing arrangements, in combination with the recent decline in the trading price of the Common Stock, the Company may be unable to raise additional capital in sufficient amounts when needed to operate its business, service its debt or execute on its strategic plans. Further, notwithstanding such restrictions, there can be no assurance that debt or equity financing will be available in the amounts, on terms, or at times deemed acceptable by the Company. The issuance of additional equity securities would result in significant dilution in the equity interests of the Company’s current stockholders and could include rights or preferences senior to those of the current stockholders. Borrowing additional funds would increase the Company’s liabilities and future cash commitments and potentially impose significant operational or financial restrictions and require the Company to further encumber its assets. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the Company may be unable to continue to operate its business or pay its obligations as they become due, and as a result may be required to curtail or cease operations, which may result in stockholders or noteholders losing some or all of their investment.

For additional information, refer to Note 1 to the condensed consolidated financial statements, and the section titled “Risk Factors,” within the 2021 Annual Report.

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

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to Verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered, collectability is reasonably assured, and the app is delivered to the customer.

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

2.	Non-digital revenue, which is revenue generated from non-app, non-digital sources through ancillary services provided as an accommodation to clients and customers. These services include design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to the customer. Effective April 1, 2022, the Company entered into a customer referral agreement with a third party for its cart site and printing business. Under the agreement, the Company earns a certain percentage for customer referrals and merchandise sales as well as cart site design fees, all of which will be recognized as non-digital revenue on a net basis.

The non-digital products sold by us are distinctly individual. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Amounts related to shipping and handling that are billed to customers are reflected as part of revenue, and the related costs are reflected in cost of revenue in the accompanying condensed consolidated statements of operations. Historically, we have not experienced any significant payment delays from customers. The Company allows returns within 30 days of purchase from end-users. Customers may return purchased products under certain circumstances. Returns from customers during the three and nine months ended September 30, 2022 and 2021 were immaterial.

Revenue during the three and nine months ended September 30, 2022 and 2021 were substantially all generated from clients and customers located within the United States of America, though some utilize the Company’s applications outside the United States of America.

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

Capitalized Software Development Costs

The Company capitalizes internal and external costs directly associated with developing internal-use software, and hosting arrangements that include an internal-use software license, during the application development stage of its projects. The Company’s internal-use software is reported at cost less accumulated amortization. Amortization begins once the project has been completed and is ready for its intended use. The Company will amortize the asset on a straight-line basis over a period of three years, which is the estimated useful life. Software maintenance activities or minor upgrades are expensed in the period performed.

Amortization expense related to capitalized software development costs are recorded in depreciation and amortization in the condensed consolidated statements of operations.

Goodwill and Intangible Assets

Management reviews goodwill and indefinite lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. Management reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable.

As of September 30, 2022, management concluded that there were no impairment indicators. If economic uncertainty increases and/or the global economy worsens, the Company’s business, financial condition and results of operations may be sufficiently impacted to result in future impairment charges in the short-term. Management will continue to monitor the effects that macroeconomic conditions have on its business and operations and will review impairment indicators to the extent necessary in the upcoming months.

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

Share-Based Compensation

The Company issues stock options, warrants, shares of common stock and restricted stock units as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and is recognized as expense over the service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise or conversion.

As of September 30, 2022, and 2021, the Company had total outstanding options of 5,252,119 and 5,528,405, respectively, outstanding warrants of 25,651,407 and 11,008,302, respectively, outstanding restricted stock units of 2,071,849 and 2,109,999, respectively, the Notes that are convertible into 1,209,610 and 0 shares at $3.00 per share, respectively, and convertible notes issued to a related party that are convertible into 808,900 and 742,278 shares at $1.03 per share, respectively, which were all excluded from the computation of net loss per share because they are anti-dilutive due to the Company’s net loss position during the reported periods.

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

The Company evaluates the concentration of credit risk associated with key customers. During the three months ended September 30, 2022, we had one customer that accounted for 11% of our revenues. During the three months ended September 30, 2021, we had no customers that accounted for 10% of our revenues. During the nine months ended September 30, 2022 and 2021, we had no customers that accounted for 10% of our revenues.

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

As of September 30, 2022 and December 31, 2021, we had no customers that accounted for 10% of our accounts receivable.

The Company also evaluates the concentration of risk associated with key vendors. For the three and nine months ended September 30, 2022, we had two vendors that accounted for 54% and 45% and 11% and 16%, respectively, of our purchases individually and 65% and 61% in the aggregate. For the three and nine months ended September 30, 2021, we had two vendors that accounted for 17% and 31% and 16% and 20%, respectively, of our purchases individually and 48% and 36% in the aggregate. As of September 30, 2022 and December 31, 2021, we had one vendor that accounted for 42% and 40%, respectively, of accounts payable.

Reclassification Adjustment

The Company reclassified $2,288 from net cash used in investing activities to net cash used in operating activities for the nine months ended September 30, 2021. This amount is now reported as accrued software development costs in the supplemental non-cash investing and financing activities as part of the supplemental cash flow information.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$203	$112
Cash paid for income taxes	1	1

Supplemental disclosure of non-cash investing and financing activities:
Fair value of derivative liability extinguished	-	4,513
Fair value of common shares issued to settle accounts payable	-	19
Fair value of common shares issued to settle accrued expenses	450	281
Reclassification of Class B Units upon conversion to common stock	-	3,065
Fair value of common stock issued to settle notes payable – related party	-	200
Fair value of common stock received in exchange for employee’s payroll taxes	8	130
Fair value of common stock issued for future services	-	164
Discount recognized from advances on future receipts	900	2,484
Fair value of debt forgiveness	-	1,400
Fair value of warrants issued to Series A preferred stockholders – deemed dividend	-	348
Fair value of common stock issued to settle lawsuit	-	678
Accrued software development costs	291	2,288
Discount recognized from convertible notes payable	300	-
Derecognition of operating lease right-of-use assets	543	-
Derecognition of operating lease liabilities	521	-
Recognition of operating lease right-of-use asset and related lease liability	212	-

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 will require companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective January 1, 2022 on a prospective basis and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.

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

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $6,838 and $4,348 of internal and external development costs as of September 30, 2022 and December 31, 2021, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement. In addition, as of September 30, 2022 and December 31, 2021, the Company had paid or accrued $524 and $248, respectively, of other capitalized software development costs.

For the three and nine months ended September 30, 2022 and 2021, the Company amortized $394 and $0, respectively, and $394 and $0, respectively.

Capitalized software development costs, net consisted of the following:

	September 30, 2022	December 31, 2021

Beginning balance	$4,348	$-

Additions	2,490	4,348
Amortization	(394)	-
Ending balance	$6,444	$4,348

Option to Acquire Primary Contractor

In August 2021, the Company entered into a term sheet that provided the Company the option to purchase the Primary Contractor provided certain conditions are met. In November 2021, the Company exercised this option. The Company and the Primary Contractor subsequently reached an agreement-in-principle on the terms for the Company’s acquisition of the Primary Contractor, the final consummation of which is subject to the execution of a share purchase agreement (the “SPA”) and the completion of an audit of the Primary Contractor that is satisfactory to the Company (the “Primary Contractor Audit”), as well as the fulfillment by the Primary Contractor of certain other conditions set forth in the term sheet. The term sheet stipulates that if the Company had entered into the SPA and the Primary Contractor had the Primary Contractor Audit successfully completed prior to May 15, 2022 (or a subsequent mutually agreed upon date) and the Company thereafter determines not to consummate the acquisition of the Primary Contractor, the Company would have been liable for a $1,000 break-up fee payable to the Primary Contractor. However, as of the date of the issuance of these financial statements, the SPA has not been executed and the Primary Contractor Audit is ongoing. The parties are in discussions regarding the transaction. Based on the term sheet, the purchase price for the Primary Contractor would be $12,000, which can be paid in cash and/or stock, although the final terms of the acquisition will be set forth in the SPA. There can be no assurance that the acquisition will be completed on the terms set forth in the term sheet or at all.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	September 30, 2022	December 31, 2021

Amortizable finite-lived intangible assets	$7,399	$7,317
Accumulated amortization	(4,875)	(3,806)
Finite-lived intangible assets, net	2,524	3,511

Indefinite-lived intangible assets	442	442

Intangible assets, net	$2,966	$3,953

Amortizable finite-lived intangible assets are being amortized over a period of three to five years. There were no impairment charges incurred in the periods presented. During the three and nine months ended September 30, 2022 and 2021, the Company recorded amortization expense of $352 and $355, respectively, and $1,069 and $1,080, respectively.

The expected future amortization expense for amortizable finite-lived intangible assets as of September 30, 2022, is as follows:

Year ending	Amortization
2022 remaining	$354
2023	1,386
2024	573
2025	211
Total amortization	$2,524

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30,
	2022	2021
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s condensed consolidated statements of operations)	$373	$524

Other information
Cash paid for amounts included in the measurement of lease liabilities	$458	$593
Weighted average remaining lease term – operating leases (in years)	3.99	4.15
Weighted average discount rate – operating leases	4.2%	4.0%

	September 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	$1,624	$2,177

Short-term operating lease liabilities	$481	$592
Long-term operating lease liabilities	1,705	2,299
Total operating lease liabilities	$2,186	$2,891

Year ending	Operating Leases
2022 remaining	$150
2023	583
2024	472
2025	484
2026 and thereafter	705
Total lease payments	2,394
Less: Imputed interest/present value discount	(208)
Present value of lease liabilities	$2,186

6. ADVANCES ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of September 30, 2022 and December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance as of September 30, 2022	Balance as of December 31, 2021

Note 1	October 29, 2021	April 28, 2022	5%	$2,120	$-	$1,299
Note 2	October 29, 2021	July 25, 2022	28%	3,808	-	2,993
Note 3	December 23, 2021	June 22, 2022	5%	689	-	689
Note 4	August 25, 2022	May 11, 2023	26%	3,400	2,971	-
Total				$10,017	2,971	4,981
Debt discount					(697)	(800)
Debt issuance costs					(77)	-
Net					$2,197	$4,181

Note 1

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,015 for the purchase of future receipts/revenues of $2,120. During the nine months ended September 30, 2022, the Company paid $1,270 and amortized $41 of the debt discount. The note was paid in full on April 28, 2022. As of September 30, 2022, the outstanding balance of the note was $0 and the unamortized balance of the debt discount was $0.

Note 2

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,744 for the purchase of future receipts/revenues of $3,808. During the nine months ended September 30, 2022, the Company paid $2,993 and amortized $694 of the debt discount. The note was paid in full on August 17, 2022. As of September 30, 2022, the outstanding balance of the note was $0 and the unamortized balance of the debt discount was $0.

Note 3

On December 23, 2021, the Company received secured advances from an unaffiliated third party totaling $651 for the purchase of future receipts/revenues of $689. During the nine months ended September 30, 2022, the Company paid $689 and amortized $36 of the debt discount. The note was paid in full on June 22, 2022. As of September 30, 2022, the outstanding balance of the note was $0 and the unamortized balance of the debt discount was $0.

Note 4

On August 25, 2022, the Company received secured advances from an unaffiliated third party totaling $2,500 for the purchase of future receipts/revenues of $3,400. In connection with the secured advance, the Company paid $100 of debt issuance costs which will be amortized over the term using the effective interest rate method. During the nine months ended September 30, 2022, the Company paid $429 and amortized $203 and $23 of the debt discount and debt issuance costs, respectively. As of September 30, 2022, the outstanding balance of the note was $2,971 and the unamortized balance of the debt discount and debt issuance costs were $697 and $77, respectively.

7. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company has the following outstanding notes payable as of September 30, 2022 and December 31, 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance as of September 30, 2022	Balance as of December 31, 2021
Related party convertible note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725	$725
Related party convertible note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	$6,300	3,560	-
Debt discount					(61)	-
Debt issuance costs					(93)	-
Total notes payable					4,321	915
Non-current					(150)	(875)
Current					$4,171	$40

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of September 30, 2022, and December 31, 2021, the outstanding balance under the note was $725.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. As of September 30, 2022 and December 31, 2021, the outstanding balance under the note was $40.

(C)

On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. Prior to September 30, 2022, the SBA approved an additional loan of $350 which is expected to be received before the end of 2022. As of September 30, 2022, and December 31, 2021, the outstanding balance of the note amounted to $150, respectively.

(D)

On January 12, 2022, the Company entered into the January Note Offering, which provided for the sale and issuance of an aggregate original principal amount of $6,300 in Convertible Notes Due 2023. The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. There are no financial covenants related to these notes payable.

The Company received $6,000 in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the January Note Offering, the Company paid $460 of debt issuance costs. The debt issuance costs and the debt discount of $300 are being amortized over the term of the Notes using the effective interest rate method. During the nine months ended September 30, 2022, the Company amortized $239 of debt discount and $367 of debt issuance costs. As of September 30, 2022, the amount of unamortized debt discount and debt issuance costs was $61 and $93, respectively.

As of September 30, 2022, and December 31, 2021, the outstanding balance of the Notes amounted to $3,560, and $0, respectively. During the nine months ended September 30, 2022, the Company repaid $2,740 in principal payments to January Note Holders pursuant to the terms of the Notes.

On October 28, 2022, the Company paid $1,172 towards principal and accrued interest on the Notes. The Company and January Note Holders agreed to interest only payments with a final principal payment of $2,545 due on the maturity date.

The following table provides a breakdown of interest expense for the periods presented:

	Three Months Ended September 30,
	2022	2021

Interest expense – amortization of debt discount	$306	$497
Interest expense – amortization of debt issuance costs	126	-
Interest expense – other	118	28

Total interest expense	$550	$525

Total interest expense for notes payable to related parties (see Notes A and B above) was $23 and $27 for the three months ended September 30, 2022 and 2021, respectively. The Company paid $0 and $78 in interest to related parties for the three months ended September 30, 2022 and 2021, respectively.

The following table provides a breakdown of interest expense for the periods presented:

	Nine Months Ended September 30,
	2022	2021

Interest expense – amortization of debt discount	$1,214	$1,537
Interest expense – amortization of debt issuance costs	390	-
Interest expense – other	344	92

Total interest expense	$1,948	$1,629

Total interest expense for notes payable to related parties (see Notes A and B above) was $69 and $88 for the nine months ended September 30, 2022 and 2021, respectively. The Company paid $0 and $112 in interest to related parties for the nine months ended September 30, 2022 and 2021, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following assumptions:

	September 30, 2022	December 31, 2021
Stock Price	$0.47	$1.24
Exercise Price	$0.75	$1.11
Expected Life	2.23	2.97
Volatility	101%	119%
Dividend Yield	0%	0%
Risk-Free Interest Rate	4.23%	0.97%
Total Fair Value	$795	$3,155

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

During the nine months ended September 30, 2022, the Company recorded a gain of $2,360 to account for the changes in the fair value of these derivative liabilities.

During the nine months ended September 30, 2021, the Company recorded expense of $2,086 to account for the changes in the fair value of these derivative liabilities. In addition, 1,829,190 shares of the Series A warrants that were accounted for as a derivative liability were exercised and 33,334 shares were forfeited. As a result, the Company computed the fair value of the corresponding derivative liability one last time which amounted to $4,513 and the extinguishment was accounted for as part of equity.

The details of derivative liability transactions for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$3,155	$8,266
Change in fair value	(2,360)	2,086
Extinguishment	-	(4,513)
Ending balance	$795	$5,839

9. COMMON STOCK

The Company’s common stock activity for the nine months ended September 30, 2022, was as follows:

During the nine months ended September 30, 2022, the Company issued 14,666,667 shares of common stock as part of the April Registered Direct Offering, which resulted in proceeds of $10,242, net of offering costs of $758.

During the nine months ended September 30, 2022, the Company issued 11,096,683 shares of common stock pursuant to the January Purchase Agreement, which resulted in proceeds of $9,836, net of offering costs of $197. In addition, the Company issued 607,287 shares of common stock as a commitment fee in connection with the consummation of the transactions contemplated by the January Purchase Agreement.

During the nine months ended September 30, 2022, the Company issued 1,813,251 shares of common stock to certain employees and vendors for services rendered and to be rendered with an aggregate grant date fair value of $1,461. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

During the nine months ended September 30, 2022, the Company issued 189,394 shares of common stock to the Company’s Chief Executive Officer in lieu of the cash payment of a bonus accrued in a prior year, with an aggregate grant date fair value of $100 based on the closing price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2022, the Company issued 227,136 shares of common stock to the Company’s former Chief Financial Officer as part of a separation agreement, with an aggregate grant date fair value of $277 based on the closing price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2022, the Company issued 587,347 shares of common stock to certain officers, employees and directors associated with the vesting of restricted stock units.

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the nine months ended September 30, 2022, is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested as of January 1, 2022	1,821,833	$1.41
Granted	1,334,270	1.17
Vested/deemed vested	(587,347)	1.54
Forfeitures and other	(496,907)	1.33
Non-vested as of September 30, 2022	2,071,849	$1.24

During the nine months ended September 30, 2022, the Company granted 1,334,270 restricted stock units to certain officers, employees and directors. The restricted stock units vest on various dates from January 2023 through March 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had an aggregate grant date fair value of $1,561, which is being amortized as share-based compensation expense over the respective vesting terms.

The total fair value of restricted stock units that vested during the three and nine months ended September 30, 2022, was $311 and $876, respectively. As of September 30, 2022, the remaining share-based compensation expense associated with previously issued restricted stock units was $1,741 which will be recognized in future periods as the units vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest.

11. STOCK OPTIONS

A summary of option activity for the nine months ended September 30, 2022, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2022	5,404,223	$1.72	2.24	$107
Granted	2,741,555	1.06	-	-
Forfeited	(2,560,929)	1.70	-	-
Exercised	(332,730)	1.13	-	-
Outstanding as of September 30, 2022	5,252,119	$1.55	2.00	$19

Vested as of September 30, 2022	2,707,084	$1.81		$-

Exercisable as of September 30, 2022	1,686,439	$2.22		$-

As of September 30, 2022, the intrinsic value of the outstanding options was $19.

During the nine months ended September 30, 2022, the Company granted stock options to certain employees and consultants to purchase a total of 2,741,555 shares of common stock for services rendered or to be rendered. The options have an average exercise price of $1.06 per share, terms between one and five years, and vest between zero and four years from the respective grant dates. The total grant date fair value of these options was approximately $2,622 using the Black-Scholes option pricing model. The total share-based compensation expense recognized relating to the vesting of stock options for the three and nine months ended September 30, 2022, was $387 and $1,292, respectively. As of September 30, 2022, the remaining share-based compensation expense associated with previously issued stock options was $2,793, which will be recognized in future periods as the options vest.

During the nine months ended September 30, 2022, a total of 332,730 stock options were exercised. As a result of the exercise of the option, the Company issued 332,730 shares of common stock and received cash of $377.

The grant date fair value of option awards is estimated using the Black-Scholes option pricing model based on the following assumptions:

Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.24% - 3.37%	0.10% - 0.92%
Average expected term	5 years	5 years
Expected volatility	143.6 – 149.5%	232.8 - 240.0%
Expected dividend yield	-	-

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that option awards are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

12. STOCK WARRANTS

The Company has the following warrants outstanding as of September 30, 2022:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2022, all vested	10,984,740	$2.67	2.38	$507
Granted, unvested as of September 30, 2022	14,666,667	0.75	5.07	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2022	25,651,407	$1.52	3.52	$-

In connection with the April Registered Direct Offering on April 20, 2022, the Company issued 14,666,667 warrants to purchase common stock with a vesting period of six months and an exercise price of $0.75. As a result of the April Registered Direct Offering, 3,704,826 warrants outstanding as of January 1, 2022, with exercise prices ranging from $1.10 to $2.10 per share, had the exercise prices reduced to $0.75 per share. The change in fair value of such warrants as a result of the new exercise price is approximately $200 and the Company accounted for this change as part of the change in fair value of derivative liability (see Note 8). In October 2022, the Company entered into the October Purchase Agreement and as a result of this transaction, certain warrants which previously had an exercise price of $0.75 per share had the exercise price reduced to $0.34 per share (see Note 14). As of September 30, 2022, the intrinsic value of the outstanding warrants was $0.

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

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2022, the date these condensed consolidated financial statements were issued. There were no material events or transactions that require disclosure in the financial statements other than the items discussed below.

Equity Financing

Subsequent to September 30, 2022, the Company issued 867,741 shares and received $302 of net proceeds associated with at-the-market (“ATM”) issuances.

On October 25, 2022, the Company entered into the October Purchase Agreement, which provides for the sale and issuance by the Company of an aggregate of (i) 12,500,000 shares of Common Stock, at a purchase price of $0.32 per share, and (ii) warrants to purchase 12,500,000 shares of the common stock at an exercise price of $0.34 per share, for aggregate gross proceeds of $4,000 before deducting placement agent commissions and other offering expenses. As a result of this transaction, certain warrants which previously had an exercise price of $0.75 per share had the exercise price reduced to $0.34 per share.

In addition, the Company paid $1,172 towards principal and accrued interest on the Notes. The Company and the January Note Holders also agreed to interest only payments with a final principal payment of $2,545 due on the maturity date.

Debt Financing

Subsequent to September 30, 2022, the Company received secured advances from an unaffiliated third party totaling $225 for the purchase of future receipts/revenues of $322. In connection with the secured advance, the Company paid $11 of debt issuance costs which will be amortized over the term using the effective interest rate method.

On November 7, 2022, the Company entered into the November Note Purchase Agreement with the November Note Holder providing for the sale and issuance of an unsecured, non-convertible promissory note in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000. The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires the Company to use 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, the Company is not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of Common Stock, subject in each case to certain exceptions. verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations of the Company under the November Note in exchange for receiving a portion of the loan proceeds.

Issuance of Common Stock

Subsequent to September 30, 2022, the Company issued 187,523 shares of common stock to vendors for services rendered with a grant date fair value of $64. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of issuance or the date the Company entered into the agreement related to the issuance.

Subsequent to September 30, 2022, the Company issued 6,185 shares of common stock to certain employees associated with the vesting of restricted stock units.

Issuances of Stock Options

Subsequent to September 30, 2022, the Company granted stock options to certain employees to purchase a total of 32,000 stock options for services to be rendered. The options have an average exercise price of $0.38 per share, expire in five years, and vest four years from grant date. The total grant date fair value of these options was $8 based on the Black-Scholes option pricing model.

Other

On November 9, 2022, the Company received a written notification from the Nasdaq Stock Market Listing Qualifications Staff (the “Staff”) indicating that the Company has been granted an additional 180-calendar-day period, or until May 8, 2023, to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rules (the “Minimum Bid Price Requirement”).

Nasdaq’s determination was based on (i) the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the sole exception of the Minimum Bid Price Requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the compliance period, including by potentially effecting a reverse stock split if necessary.  If, at any time during this additional compliance period, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of ten consecutive trading days, Nasdaq will provide written confirmation of compliance.  If compliance cannot be demonstrated by May 8, 2023, the Staff will provide written notification that the Company’s securities will be delisted, provided that the Company may appeal the Staff’s determination to a Hearings Panel of Nasdaq at that time.

The Company will monitor the closing bid price of its Common Stock and will consider various options to regain compliance with the Minimum Bid Price Requirement before May 8, 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three and nine month periods ended September 30, 2022 and 2021 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

References in this Quarterly Report to the “Company,” “Verb,” “we,” “us,” or “our” are to Verb Technology Company, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. Our platform is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Our applications, available in both mobile and desktop versions, are offered as a fully integrated suite, as well as on a standalone basis, and include verbCRM, our Customer Relationship Management (“CRM”) application, verbLEARN, our Learning Management System application, verbLIVE, our Live Stream eCommerce application, verbPULSE, our business/augmented intelligence notification and sales coach application, and verbTEAMS, our self-onboarding video-based CRM and content management application for professional sports teams, small business and solopreneurs, with seamless synchronization with Salesforce, that also comes bundled with verbLIVE, and verbMAIL, our interactive video-based sales communication tool integrated into Microsoft Outlook. MARKET.live is our multi-vendor, multi-presenter, livestream social shopping platform, that combines ecommerce and entertainment.

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

verbLIVE is a next-generation interactive live-stream platform with in-video ecommerce capabilities for sales reps that allows them to utilize a variety of novel sales-driving features, including placing interactive icons on-screen that appear on the screens of all viewers, providing in-video click-to-purchase capabilities for products or services featured in the live video broadcast, in real-time, driving friction-free selling. verbLIVE also provides the sales reps with real-time viewer engagement data and interaction analytics. verbLIVE is entirely browser-based, allowing it to function easily and effectively on all devices without requiring the host or the viewers to download software, and is secured through end-to-end encryption.

verbPULSE is a business/augmented intelligence notification-based sales enablement platform feature set that tracks users’ interactions with current and prospective customers and then helps coach users by telling them what to do next in order to close the sale, virtually eliminating the lack of skill, training and experience among sales reps from the selling process.

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

MARKET.live is akin to a virtual shopping mall, a centralized online destination where shoppers could explore hundreds, and over time thousands, of shoppable stores for their favorite brands, influencers, creators and celebrities, all of whom can host livestream shopping events from their virtual stores that can be seen by all shoppers at the virtual mall. Every store operator can host livestream events, even simultaneously, and over time we expect there will be thousands of such events, across numerous product and service categories, being hosted by people from all over the world, always on – 24/7 - where shoppers could communicate with the hosts and ask questions about products directly to the host in real-time through an on-screen chat visible to all shoppers. Shoppers can invite their friends and family to join them at any of the live shopping events to share the experience - to communicate directly with each other in real time, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining social shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, product to product.

The MARKET.live business model is a simple but next-level B to B play. It is a multi-vendor platform, with a single follow-me style unified shopping cart, and robust ecommerce capabilities with the tools for consumer brands, big box brick and mortar stores, boutiques, influencers and celebrities to connect with their clients, customers, fans, followers, and prospects by providing a unique, interactive social shopping experience that we believe could keep them coming back and engaged for hours.

A big differentiator for MARKET.live is that it also provides an online meeting place for friends and family to meet, chat, shop and enjoy a fun, immersive shopping experience in real time together from anywhere and everywhere in the world. MARKET.live will provide vendors with extensive business building analytics capabilities not available on, and not shared by many operators of other social media sites who regard that information as valuable proprietary property. All vendors on MARKET.live will retain this valuable intelligence for their own, unlimited use.

MARKET.live allows vendors an opportunity to reach not only the shoppers they invite to the site from their own client and contact lists, but also those shoppers who came to the site independently who will discover these vendors as they browse through the many other shoppable events hosted simultaneously on MARKET.live 24/7, from around the world. We believe our revenue model will be attractive to vendors and will consist of SaaS recurring revenue as well as a share of revenue generated through sales on the platform.

MARKET.live is simply a platform; we hold no inventory, we take no inventory risk, and each vendor manages their own packing and fulfillment, as well as returns. Only vendors that have a demonstrated ability to manage inventory and fulfillment are selected to participate on MARKET.live.

As we continue onboarding vendors to the platform, we are seeing increased interest from product manufacturers seeking to embrace MARKET.live’s direct-to-consumer selling capabilities, cutting-out distribution channel partners in order to reduce costs and increase profitability. As the economy tightens, we expect that trend to accelerate.

MARKET.live will also incorporate a modified version of our verbLIVE Attribution technology, allowing vendors who so choose, to leverage extremely powerful, built-in affiliate marketing capabilities. Non-vendor visitors to the site can search for those vendors that have activated the built-in affiliate marketing feature for their events and be compensated when people they referred to that vendor, purchase products or services during that vendor’s shopping event. We expect that this feature, unique to MARKET.live, will drive many more shoppers who will be referred from all over the world, producing a cross-pollination effect enhancing the revenue opportunities for all MARKET.live vendors, while also creating an attractive income generating opportunity for non-vendor MARKET.live patrons.

MARKET.live is an entirely new platform, built wholly independently and separate from our verbLIVE sales platform, representing what we believe is the state of the art of shoppable video technology. Whereas verbLIVE is a sales tool for sales reps that subscribe either directly or through their principal to verbCRM or verbTEAMS, MARKET.live is a multivendor social shopping platform for retailers, brands, manufacturers, creators and influencers who seek to participate in an open market-style eco-system environment. More recently, we are beginning to see interest from existing verbLIVE clients who see the value of MARKET.live as a corporate communications tool for use in sales, marketing, lead-generation, training and recruitment initiatives.

We recently launched our “Creators on MARKET,” a new program that allows creators to monetize their content through livestream shopping and personalized storefronts on MARKET.live. The program is being marketed to video content creators across multiple social media channels. Through this new program, creators and influencers can choose the products they love from hundreds of brands and retailers on MARKET.live and offer their fans and followers those products through livestream shopping events broadcast live on MARKET.live and simulcast on the creators’ existing social platforms. They can also offer their favorite products through the Creators’ personally branded storefronts they can establish quickly and easily on MARKET.live. Depending on the products chosen, Creators can earn between 5% and 20% of their gross sales at no cost and no risk to the Creators selected to participate in the program.

With more than 12 million products from brands like Athleta, Best Buy, Target, Container Store, Banana Republic, GAP, Saks Off 5th, SSENSE, LOFT, DERMSTORE, INTERMIX, UNCOMMON GOODS, and many more, Creators can choose to feature their favorite products and promote and sell them to their fans and followers. All MARKET.live events are interactive so followers and fans can chat with the Creators in real time, as well as with one another, creating a more entertaining and engaging social shopping experience. When their interest level peaks, Creators’ fans and followers can click on the screen to buy the products. Creators accepted into the program are not required to make any investment in inventory, nor do they have the burden of managing fulfillment or shipping. The only requirement for them to remain in the program is for them to continue to create and promote the same videos they’re already doing on YouTube and elsewhere online. Livestream events are recorded and available to watch in the Creators’ personally branded stores on MARKET.live for those fans and followers to return 24/7 after the livestream events to browse and purchase the Creators’ featured products, as the recorded livestream videos remain shoppable.

verbTV will launch as a feature of our MARKET.live platform, serving to draw an audience of people seeking to consume video content that is also interactive and shoppable. We expect this additional audience will also be exposed to and enhance the eco-system of shoppers and retailers on MARKET.live. Over time it is anticipated that verbTV will feature concerts, game shows, sports, including e-sports, sitcoms, podcasts, special events, news, including live events, and other forms of video entertainment that is all interactive and shoppable. verbTV represents an entirely new distribution channel for all forms of content by a new generation of content creators looking for greater freedom to explore the creative possibilities that a native interactive video platform can provide for their audience. We believe content creators may also enjoy greater revenue opportunities through the native ecommerce capabilities the platform provides to sponsors and advertisers who will enjoy real-time monetization, data collection and analytics. Through verbTV, sponsors and advertisers will be able to accurately measure the ROI from their marketing spend, instead of relying on imprecise viewership information traditionally offered to television sponsors and advertisers.

Verb Partnerships and Integrations

verbMAIL for Microsoft Outlook and Saleforce Integration of verbLIVE and verbTEAMS. verbMAIL is a product of our partnership with Microsoft and is available as an add-in to Microsoft Outlook for Outlook and Office 365 subscribers. verbMAIL allows users to create interactive videos seamlessly within Outlook by clicking the verbMAIL icon in the Outlook toolbar. The videos are automatically added to an email and can be sent easily through Outlook using the user’s contacts they already have in Outlook. The application allows users to easily track viewer engagement and together with other features represents an effective sales tool available for all Outlook users worldwide. We have completed and deployed the integration of verbLIVE into Salesforce and have a verbTEAMS sync application for Salesforce users. To date, adoption of these products has been low due in large part to management’s decision to reduce and deploy development and marketing resources to other areas of the Company’s business that it believes can generate a greater return on investment.

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

Non-Digital Products and Services

Historically, we provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. We designed and printed welcome kits and starter kits for their marketing needs and provided fulfillment services, which consisted of managing the preparation, handling and shipping of our client’s custom-branded merchandise they use for marketing purposes at conferences and other events. Due to COVID-19, we experienced a marked decline in non-digital services and associated revenue, as reflected in our current and historical financial statements, as our clients reduced or eliminated in-person conferences and other events. This reduction in non-digital services was nevertheless consistent with management’s strategy to exit this area of our business due to the low margin, high costs and limited scalability of this component of our business.

In furtherance of the strategy, in May 2020, we executed a contract with Range Printing (“Range”), a company in the business of providing enterprise class printing, sample assembly, warehousing, packaging, shipping, and fulfillment services. Pursuant to the contract, through an automated process we have established for this purpose, Range receives orders for samples and merchandise from us as and when we receive them from our clients and users, and print, assemble, store, package and ship such samples and merchandise on our behalf. The Range contract provides for a service fee arrangement based upon the specific services to be provided by Range that is designed to maintain our relationship with our clients by continuing to service their non-digital needs, while eliminating the labor and overhead costs associated with the provision of such services by us. Effective April 1, 2022, we expanded our relationship with Range when we entered into a customer referral agreement with them for our cart site and printing business. Under the agreement, we earn 10% commission for customers referrals, 8% on merchandise sales and certain cart site design fees which will all be recognized as non-digital revenue. Prior to entering into such agreement, we were recognizing revenues and cost of revenues associated with the non-digital business in the condensed consolidated statements of operations.

For these reasons, management has suggested that a more accurate measure of our performance is the historical growth of our SaaS and digital business and associated revenue, which has been the focus of our initiatives, while we have continued to exit the low margin, non-digital business. While the SaaS and digital business has grown year over year, that growth is not readily apparent when analyzing our top-line revenue because the total revenue represents the growing SaaS and digital business upon which we are focused, off-set by the declining non-digital business we are intentionally exiting.

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. During the year ended December 31, 2021, our client base expanded to include large enterprises in the life sciences sector, professional sports franchises, educational institutions, and not-for-profit organizations, as well as clients in the entertainment industry, and the burgeoning CBD industry, among other business sectors. As of September 30, 2022, we provided subscription-based application services to approximately 150 enterprise clients for use in over 100 countries and in over 48 languages. Since inception, we have had more than 3.4 million downloads of our verbCRM applications across all of the white-labelled versions created for clients on our platform.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our Verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTEAMs. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered, collectability is reasonably assured, and the app is delivered to the customer.

2.	Non-digital revenue, is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services include design, printing, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers. Effective April 1, 2022, we entered into a customer referral agreement with Range for our cart site and printing business. Under the agreement, we earn 10% commission for customer referrals and 8% on merchandize sales and certain cart site design fees, all of which are recognized as non-digital revenue on a net basis.

3.	MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 35% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

Despite increased vaccine distribution programs and loosening of COVID-19 related restrictions in the regions in which we operate during the three and nine months ended September 30, 2022, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. As such, our business, operations and financial condition has been, and we anticipate will continue to be, adversely impacted by reduced demand for our applications and non-digital services, as well as reduced access to capital. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures to strengthen our financial position, including eliminating, reducing, or deferring non-essential expenditures. However, the extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors, including the duration and extent of the pandemic, the emergence of variants to COVID-19 the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. Throughout the three and nine months ended September 30, 2022, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees.

We continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic.

Results of Operations

Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

The following is a comparison of our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$1,851	$1,846	$5
Other digital revenue	165	510	(345)
Total digital revenue	2,016	2,356	(340)

Non-digital revenue	171	544	(373)

Total revenue	2,187	2,900	(713)

Cost of revenue
Digital	580	542	38
Non-digital	156	544	(388)
Total cost of revenue	736	1,086	(350)

Gross margin	1,451	1,814	(363)

Operating expenses
Research and development	1,372	3,513	(2,141)
Depreciation and amortization	790	400	390
General and administrative	6,965	6,130	835
Total operating expenses	9,127	10,043	(916)

Loss from operations	(7,676)	(8,229)	553

Other income (expense)
Interest expense	(550)	(525)	(25)
Change in fair value of derivative liability	198	(141)	339
Other income (expense)	-	8	(8)
Debt extinguishment, net	-	82	(82)
Total other income, net	(352)	(576)	224

Net loss	(8,028)	(8,805)	777

Deemed dividend to Series A preferred stockholders	-	(348)	348

Net loss to common stockholders	$(8,028)	$(9,153)	$1,125

Revenue

Our SaaS recurring subscription revenue as a percentage of total revenue for the three months ended September 30, 2022, was 85%, compared to 64% for the three months ended September 30, 2021.

For the three months ended September 30, 2022, our total digital revenue was 92% of total revenue compared with 81% for the three months ended September 30, 2021. Total digital revenue for the three months ended September 30, 2022 was $2.0 million, a decrease of 14% compared to $2.4 million for the three months ended September 30, 2021. SaaS recurring subscription-based revenue associated with our verbCRM, verbLIVE, verbTEAMS, verbLEARN, and verbPULSE applications totaled $1.9 million, compared to $1.8 million reported for the three months ended September 30, 2021.

Total non-digital revenue for the three months ended September 30, 2022, was $0.2 million, a decrease of 69% compared to $0.5 million reported for the three months ended September 30, 2021, which is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on digital revenue streams.

The table below sets forth our quarterly revenues from the three months ended September 30, 2020 through the three months ended September 30, 2022, which reflects the trend of revenue over the past nine fiscal quarters (in thousands):

	2020		2021				2022
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
SaaS recurring subscription revenue	$1,478	$1,305	$1,461	$1,601	$1,846	$1,923	$2,003	$1,975	$1,851
Other digital	360	218	340	209	510	288	147	186	165
Total digital revenue	1,838	1,523	1,801	1,810	2,356	2,211	2,150	2,161	2,016

Total non-digital revenue	1,022	576	725	582	544	495	541	238	171

Grand total	$2,860	$2,099	$2,526	$2,392	$2,900	$2,706	$2,691	$2,399	$2,187

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2022, was $0.7 million, compared to $1.1 million for the three months ended September 30, 2021, reflecting a 32% decline. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs partially offset by increased digital costs to support additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

Total gross margin for the three months ended September 30, 2022, was $1.5 million, compared to $1.8 million for the three months ended September 30, 2021, representing a decline in our other digital and non-digital revenues. For the three months ended September 30, 2022, our digital gross margin was 71% and non-digital gross margin was 9%. Gross margin as a percent of total revenue improved as a result of our strategy to focus on higher margin digital revenue and systematic reduction in non-digital revenue.

Operating Expenses

Research and development expenses were $1.4 million for the three months ended September 30, 2022, as compared to $3.5 million for the three months ended September 30, 2021, reflecting a 61% reduction. Research and development expenses primarily consisted of sums paid to employees and vendors contracted to perform research projects and develop technology. As our products move from research and development stage to operating stage, we expect our research and development cost reductions to continue, as experienced during the three months ended September 30, 2022.

Depreciation and amortization expenses were $0.8 million for the three months ended September 30, 2022, as compared to $0.4 million for the three months ended September 30, 2021. The increase in depreciation and amortization is attributed to amortization of capitalized software development costs associated with our MARKET.live platform.

General and administrative expenses for the three months ended September 30, 2022, were $7.0 million as compared to $6.1 million for the three months ended September 30, 2021. This increase is primarily due to MARKET.live costs of $1.1 million which includes $0.4 million for professional services, $0.4 million for other MARKET.live related cost, and $0.2 million for labor costs. Excluding MARKET.live costs, our general and administrative expenses decreased by $0.3 million or 4% on a quarter over quarter basis.

Other expense, net, for the three months ended September 30, 2022, was $0.4 million, which was primarily attributable to interest expense of $0.6 million, offset by a decrease in the change in the fair value of derivative liability of $0.2 million.

Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

The following is a comparison of our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$5,829	$4,908	$921
Other digital revenue	498	1,059	(561)
Total digital revenue	6,327	5,967	360

Non-digital revenue	950	1,851	(901)

Total revenue	7,277	7,818	(541)

Cost of revenue
Digital	1,746	1,651	95
Non-digital	798	1,769	(971)
Total cost of revenue	2,544	3,420	(876)

Gross margin	4,733	4,398	335

Operating expenses
Research and development	4,334	9,610	(5,276)
Depreciation and amortization	1,594	1,214	380
General and administrative	20,563	20,018	545
Total operating expenses	26,491	30,842	(4,351)

Loss from operations	(21,758)	(26,444)	4,686

Other income (expense)
Interest expense	(1,948)	(1,629)	(319)
Change in fair value of derivative liability	2,360	(2,086)	4,446
Other income (expense)	(45)	85	(130)
Debt extinguishment, net	-	1,112	(1,112)
Total other income, net	367	(2,518)	2,885

Net loss	(21,391)	(28,962)	7,571

Deemed dividend to Series A preferred stockholders	-	(348)	348

Net loss to common stockholders	$(21,391)	$(29,310)	$7,919

Revenue

SaaS recurring subscription revenue as a percentage of total revenue for the nine months ended September 30, 2022, was 80%, compared to 63% for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, our total digital revenue was 87% of total revenue compared with 76% for the nine months ended September 30, 2021. Total digital revenue for the nine months ended September 30, 2022 was $6.3 million, an increase of 6% compared to $6.0 million for the nine months ended September 30, 2021. The increase was primarily driven from SaaS recurring subscription-based revenue associated with our verbCRM, verbLIVE, verbTEAMS, verbLEARN, and verbPULSE applications totaling $5.8 million, an increase of 19% compared to $4.9 million reported for the nine months ended September 30, 2021.

Total non-digital revenue for the nine months ended September 30, 2022, was $1.0 million compared to $1.9 million, a decrease of 49% reported for the nine months ended September 30, 2021, which is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on digital revenue streams.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2022, was $2.5 million, compared to $3.4 million for the nine months ended September 30, 2021, reflecting a 26% decrease. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs partially offset by increased digital costs to support additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

Total gross margin for the nine months ended September 30, 2022, was $4.7 million, compared to $4.4 million for the nine months ended September 30, 2021, representing an 8% improvement. For the nine months ended September 30, 2022, our digital gross margin was 72% and non-digital gross margin was 16%. Gross margins improved as a result of our strategy to focus on higher margin digital revenue and systematic reduction in non-digital revenue.

Operating Expenses

Research and development expenses were $4.3 million for the nine months ended September 30, 2022, as compared to $9.6 million for the nine months ended September 30, 2021, reflecting a 55% reduction. Research and development expenses primarily consisted of sums paid to employees and vendors contracted to perform research projects and develop technology. As our products move from research and development stage to operating stage, we expect our research and development cost reductions to continue, as experienced during the nine months ended September 30, 2022.

Depreciation and amortization expenses were $1.6 million for the nine months ended September 30, 2022, as compared to $1.2 million for the nine months ended September 30, 2021. The increase in depreciation and amortization is attributed to amortization of our capitalized software development costs associated with our MARKET.live platform.

General and administrative expenses for the nine months ended September 30, 2022, were $20.6 million, as compared to $20.0 million for the same period in 2021, representing a 3% increase. This increase was primarily due to MARKET.live costs of $1.6 million, which includes $0.6 million of labor costs, $0.5 million for professional services, and $0.5 million of other MARKET.live related expenses. Excluding MARKET.live costs, our general and administrative expenses decreased by $1.1 million year over year or 5%.

Other income, net, for the nine months ended September 30, 2022, was $0.4 million, which was primarily attributable to a change in the fair value of derivative liability of $2.4 million, offset by interest expense of $2.0 million.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization expense, share-based compensation expense, interest expense, change in fair value of derivative liability, other (income) expense, debt extinguishment costs, net, MARKET.live startup costs, and other non-recurring charges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net loss	$(8,028)	$(8,805)	$(21,391)	$(28,962)

Adjustments:
Depreciation and amortization	790	400	1,594	1,214
Share-based compensation	1,050	986	3,668	4,652
Interest expense	550	525	1,948	1,629
Change in fair value of derivative liability	(198)	141	(2,360)	2,086
Other (income)/ expense	-	(8)	45	(85)
Debt extinguishment, net	-	(82)	-	(1,112)
MARKET.live non-recurring startup costs*	683	-	736	-
Other non-recurring	-	-	126	-

Total EBITDA adjustments	2,875	1,962	5,757	8,384
Modified EBITDA	$(5,153)	$(6,843)	$(15,634)	$(20,578)

* Includes general and administrative and R&D expenses that are directly related to the launch of our MARKET.live platform and are not expected to be recurring in future periods.

The $1.7 million or 25% increase in Modified EBITDA for the three months ended September 30, 2022, compared to the same period in 2021, resulted from decreases in cost of revenue and research and development costs, offset by an increase in labor related costs to support future growth.

The $4.9 million or 24% increase in Modified EBITDA for the nine months ended September 30, 2022, compared to the same period in 2021, resulted from increased revenues, decreases in cost of revenue, research and development, and professional services, offset by an increase in labor related costs to support future growth.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $21.4 million during the nine months ended September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements were issued. We also utilized cash in operations of $16.0 million during the nine months ended September 30, 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about our ability to continue as a going concern. We intend to continue to seek additional debt or equity financing, as well as certain strategic opportunities to continue our operations.

On January 12, 2022, we entered into a common stock purchase agreement (the “January Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, we have the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50.0 million of newly issued shares of our common stock, par value $0.0001 per share (the “Common Stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of Common Stock issued to the Investor as consideration for its commitment to purchase shares of Common Stock under the January Purchase Agreement. In connection with the January Purchase Agreement, we are restricted from entering into an agreement to effect any issuance of Common Stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein.

On January 12, 2022, we also entered into a securities purchase agreement (the “January Note Purchase Agreement”) with three institutional investors (collectively, the “January Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6.3 million in Convertible Notes Due 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “January Note Offering”). The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. The January Note Purchase Agreement prohibits us from entering into an agreement to effect any issuance of Common Stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. The January Note Purchase Agreement also gives the January Note Holders the right to require the Company to use up to 15% of the gross proceeds raised from future debt or equity financings to redeem the Notes, which redemptions have been elected by the January Note Holders as described below.

On April 20, 2022, we entered into a securities purchase agreement, which provides for the sale and issuance by us of an aggregate of (i) 14,666,667 shares of Common Stock, and (ii) warrants to purchase 14,666,667 shares of Common Stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11.0 million before deducting placement agent commissions and other offering expenses (the “April Registered Direct Offering”). As a result of this transaction, certain warrants which previously had exercise prices ranging from $1.10 to $2.10 per share had the exercise price reduced to $0.75 per share. We used a portion of the proceeds from the April Registered Direct Offering to repay $1.6 million in principal amount of the Notes issued pursuant to the January Note Offering.

We, through our Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1.5 million through Employee Retention Credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the COVID-19 pandemic. As of September 30, 2022, we have yet to receive the funds and accordingly, our condensed consolidated financial statements do not reflect the effect of this credit.

Prior to September 30, 2022, the U.S. Small Business Administration (“SBA”) approved an additional loan of $0.35 million which we expect to receive before the end of 2022.

On October 25, 2022, we entered into a securities purchase agreement (the “October Purchase Agreement”), which provides for the sale and issuance by us of an aggregate of (i) 12,500,000 shares of Common Stock at a purchase price of $0.32 per share, and (ii) warrants to purchase 12,500,000 shares of Common Stock at an exercise price of $0.34 per share, for aggregate gross proceeds of $4.0 million before deducting placement agent commissions and other offering expenses (the “October Registered Direct Offering”). As a result of this transaction, certain warrants which previously had an exercise price of $0.75 per share had the exercise price reduced to $0.34 per share. Further, in connection with the October Purchase Agreement, we are restricted from (i) issuing or filing any registration statement to offer the sale of any Common Stock or securities convertible into or exercisable for shares of Common Stock until 75 days after the date thereof; and (ii) entering into an agreement to effect any issuance of Common Stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. As a result of this transaction, we paid $1.2 million towards principal and accrued interest on the Notes. We and the January Note Holders agreed to interest only payments with a final principal payment of $2.5 million due on the maturity date.

On November 7, 2022, we entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor providing for the sale and issuance of an unsecured, non-convertible promissory in the original principal amount of $5.5 million, which has an original issue discount of $0.5 million, resulting in gross proceeds to us of approximately $5.0 million (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, we are required to make monthly cash redemption payments in an amount not to exceed $0.6 million. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires us to use 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, we are not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of Common Stock, subject in each case to certain exceptions. Our wholly owned subsidiary verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations on our behalf under the November Note in exchange for receiving a portion of the loan proceeds.

If we are unable to generate sufficient cash flow from operations to operate our business and pay our debt obligations as they become due, we will need to seek to raise additional capital, borrow additional funds, dispose of subsidiaries or assets, reduce or delay capital expenditures, or change our business strategy. However, in light of the restrictive covenants imposed by certain of our prior financings and the recent decline in the price of Common Stock, we may be unable to raise additional capital when needed to operate our business or service our debt. Further, notwithstanding such restrictions, there can be no assurance that debt or equity financing will be available in the amounts, on terms, or at times deemed acceptable by us. The issuance of additional equity securities would result in significant dilution in the equity interests of our current stockholders and could include rights or preferences senior to those the current stockholders. Obtaining commercial loans would increase our liabilities and future cash commitments and potentially impose significant operational or financial restrictions. If we are unable to obtain financing in the amounts and on terms deemed acceptable, we may be unable to continue to operate our business or pay our obligations as they become due and as a result may be required to curtail or cease operations, which may result in stockholders or noteholders losing some or all of their investment.

For additional information, refer to Note 1, “Description of Business,” and Note 2, “Summary of Significant Accounting Policies and Supplemental Disclosures,” to the condensed consolidated financial statements, and the section titled “Risk Factors,” within our 2021 Annual Report.

Overview

As of September 30, 2022, we had cash of $0.9 million. We estimate our operating expenses for the next twelve months will exceed any revenue we generate, and we will need to seek to raise additional capital, borrow additional funds, dispose of subsidiaries or assets, reduce or delay capital expenditures, or change our business strategy.

The following is a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(15,975)	$(20,511)
Cash used in investing activities	(4,402)	(56)
Cash provided by financing activities	20,361	22,410
Increase in cash	$(16)	$1,843

Cash Flows – Operating

For the nine months ended September 30, 2022, our cash flows used in operating activities amounted to $16.0 million, compared to cash used for the nine months ended September 30, 2021, of $20.5 million. We generated $4.5 million additional cash from operations due to higher revenues, decreases in research and development expenses, both offset by an increase in labor related costs to support future growth.

Cash Flows – Investing

For the nine months ended September 30, 2022, our cash flows used in investing activities amounted to $4.4 million, primarily due to our investment in capitalized software development costs related to MARKET.live.

Cash Flows – Financing

Our cash provided by financing activities for the nine months ended September 30, 2022 amounted to $20.4 million, which represented $20.1 million of net proceeds from the issuance of shares of our common stock, $6.0 million of gross proceeds from the issuance of notes payable, $2.5 million of gross proceeds from advances on future receipts and proceeds from option exercises of $0.4 million, all offset by $5.4 million of payments on advances on future receipts, $2.7 million of payments on notes payable and payments for debt issuance costs of $0.5 million.

Advances on Future Receipts

On August 25, 2022, we received secured advances from an unaffiliated third party totaling $2.5 million for the purchase of future receipts/ revenues of $3.4 million. As of September 30, 2022, the outstanding balance of the note was $3.0 million.

Convertible Notes Payable and Note Payable

We have the following outstanding notes payable as of September 30, 2022 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance as of September 30, 2022
Related party convertible note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725
Related party convertible note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	$6,300	3,560
Debt discount					(61)
Debt issuance costs					(93)
Total notes payable					4,321
Non-current					(150)
Current					$4,171

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Cutaia, our Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of September 30, 2022, the outstanding balance under the note was $0.7 million.

(B)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $0.3 million, to consolidate all advances made by Mr. Cutaia to us during the period December 2015 through March 2016. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. As of September 30, 2022, the outstanding balance under the note was less than $0.1 million.

(C)

On May 15, 2020, we executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, began on October 26, 2022. Prior to September 30, 2022, the SBA approved an additional loan of $0.35 million which is expected to be received before the end of 2022. As of September 30, 2022, the outstanding balance of the note amounted to $0.15 million.

(D)

On January 12, 2022, we entered into the January Note Offering, which provided for the sale and issuance of an aggregate original principal amount of $6.3 million of the Notes. We also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. There are no financial covenants related to these notes payable.

We received $6.0 million in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the January Note Offering, we incurred $0.5 million of debt issuance costs. The debt issuance costs and the debt discount of $0.3 million are being amortized over the term of the Notes using the effective interest rate method. As of September 30, 2022, the amount of unamortized debt discount and debt issuance costs was $0.1 million and $0.1 million, respectively.

As of September 30, 2022, the outstanding balance of the Notes amounted to $3.6 million. We have repaid $2.7 million in principal and $0.2 million of accrued interest.

On October 28, 2022, the Company paid $1.2 million towards principal and accrued interest on the Notes. The Company and the January Note Holders agreed to interest only payments with a final principal payment of $2.5 million due on the maturity date.

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

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue, which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our Verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered, collectability is reasonably assured, and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services includes design, printing services, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to the customer. Effective April 1, 2022, the Company entered into a customer referral agreement with a third party for its cart site and printing business. Under the agreement, the Company earns a certain percentage for customer referrals and merchandise sales as well as earn cart site design fees, all of which are recognized as non-digital revenue on a net basis.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the 2021 Annual Report during the three months ended September 30, 2022.

Risks Related to Our Business

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2021 and 2020 have raised substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The ongoing presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our ability to continue as a going concern ultimately is dependent upon our ability to achieve profitable operations, significantly reduce operating expenses, attain operating efficiencies, and obtain additional financing. If we are unable to generate sufficient cash flow from operations to operate our business and pay our debt obligations as they become due, we may need to seek to raise additional capital, borrow additional funds, dispose of subsidiaries or assets, reduce or delay capital expenditures, or change our business strategy. There can be no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. For example, in light of the restrictive covenants imposed by certain of our prior financing arrangements, in combination with the recent significant decline in the market price of our common stock, we may be unable to raise additional capital in sufficient amounts when needed to operate our business, service our debt, or executive on our strategic plans. Further, the issuance of additional equity securities would result in significant dilution in the equity interests of our current stockholders and could include rights or preferences senior to those of the current stockholders. Borrowing additional funds would increase our liabilities and future cash commitments and potentially impose significant operational or financial restrictions and require us to further encumber our assets. If we are unable to obtain financing in the amounts and on terms deemed acceptable, we may be unable to continue to operate our business or pay our obligations as they become due, and as a result may be required to curtail or cease operations, which may result in stockholders or warrant holders losing some or all of their investment. For additional information, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Going Concern,” as well as Note 2 to our consolidated financial statements included within this Quarterly Report.

The market price of our common stock has been, and may continue to be, subject to substantial volatility.

The market price of our common stock has experienced a significant recent decline, and may continue to fluctuate in response to numerous factors, many of which are beyond our control, including:

●	volatility in the trading markets generally and in our particular industry or market segment;

●	perceptions among current and prospective customers regarding our financial stability and ability to raise additional financing;

●	perceptions among market participants regarding our ability to continue as a going concern;

●	actual or anticipated fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in those projections, and our failure to meet those projections;

●	announcements regarding our business or the business of our customers or competitors;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	developments or disputes concerning our intellectual property or our offerings, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major change in our board of directors or management;

●	sales of shares of our common stock by us or by our stockholders;

●	lawsuits threatened or filed against us;

●	macroeconomic factors, including those relating to recessionary concerns, increasing interest rates, rising inflation and changes in consumer confidence; and

●	other events or factors, including those resulting from war, incidents of terrorism, pandemics (such as the COVID-19 pandemic) or responses to these events.

Statements of, or changes in, opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our common stock. In addition, the stock market as a whole, as well as our particular market segment, has from time-to-time experienced extreme price and volume fluctuations, which may affect the market price for the securities of many companies, and which often have appeared unrelated to the operating performance of such companies. Any of these factors could negatively affect our stockholders’ ability to sell their shares of common stock at the time and price they desire.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Note Financing Transaction

On November 7, 2022, Verb Technology Company, Inc. (the “Company”) entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Investor purchased an unsecured, non-convertible promissory note (the “Note”) in the aggregate principal amount of $5,470,000 (the “Note Offering”).

The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance (the “Maturity Date”). The Note carries an original issue discount of $450,000, which is included in the principal balance of the Note. If the Company elects to prepay the Note prior to the Maturity Date, it must pay to the Investor 110% of the portion of the outstanding balance the Company elects to prepay.

Commencing on the date that is six months after the issuance date of the Note, the Investor has the right to redeem up to $600,000 of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (a “Redemption Notice”). Upon receipt of any Redemption Notice, the Company shall pay the applicable Redemption Amount in cash to the Investor within three (3) trading days of the Company’s receipt of such Redemption Notice. No prepayment premium shall be payable in respect of any Redemption Amount.

The Note requires the Company to use 20.0% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the Note, subject to a maximum aggregate prepayment amount as described in the Note.

In connection with the Note Offering, verbMarketplace, LLC, a wholly-owned subsidiary of the Company, entered into a Guaranty, dated November 7, 2022, pursuant to which it guaranteed the obligations of the Company under the Note in exchange for receiving a portion of the proceeds.

The Purchase Agreement contains customary representations and warranties of the Company and the Investor. Also, until amounts due under the Note are paid in full, the Company agreed, among other things, to: (i) timely make all filings under the Securities Exchange Act of 1934, (ii) ensure the Company’s common stock (the “Common Stock”) continues to be listed on the Nasdaq Capital Market, (iii) ensure trading in the Common Stock will not be suspended or otherwise cease trading on the Company’s principal trading market, (iv) prohibit the Company from making any Restricted Issuance (as defined in the Note) without Investor’s prior written consent, (v) prohibit the Company from entering into any agreement or otherwise agree to any covenant, condition, or obligation that restricts it from entering into certain additional transactions with the Investor, and (vi) with the exception of any transaction involving Permitted Indebtedness (as defined in the Note), prohibit the Company from pledging or granting a security interest in any of its assets without Investor’s prior written consent.

Ascendiant Capital Markets, LLC served as the sole placement agent for the transaction and received $300,000 in the aggregate.

The foregoing descriptions of the Purchase Agreement and the Note are summaries, do not purport to be complete, and are qualified in their entirety by reference to the Purchase Agreement and the Note, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report.

Nasdaq Compliance Extension

On November 9, 2022, the Company received a written notification from the Nasdaq Stock Market Listing Qualifications Staff (the “Staff”) indicating that the Company has been granted an additional 180-calendar-day period, or until May 8, 2023, to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rules (the “Minimum Bid Price Requirement”).

Nasdaq’s determination was based on (i) the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the sole exception of the Minimum Bid Price Requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the compliance period, including by potentially effecting a reverse stock split if necessary. If, at any time during this additional compliance period, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of ten consecutive trading days, Nasdaq will provide written confirmation of compliance. If compliance cannot be demonstrated by May 8, 2023, the Staff will provide written notification that the Company’s securities will be delisted, provided that the Company may appeal the Staff’s determination to a Hearings Panel of Nasdaq at that time.

The Company will monitor the closing bid price of its Common Stock and will consider various options to regain compliance with the Minimum Bid Price Requirement before May 8, 2023.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Note Purchase Agreement, dated November 7, 2022, between Verb Technology Company, Inc. and Streeterville Capital, LLC
10.2*	Promissory Note, dated November 7, 2022, issued by Verb Technology Company, Inc.
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: November 14, 2022	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Salman H. Khan
Salman H. Khan
Chief Financial Officer
(Principal Financial and Accounting Officer)

