Form 10-K
period 2022-12-31
Verb Technology Company, Inc.
filed 2023-04-17
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3401 North Thanksgiving Way, Suite 240 Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VERB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	VERBW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as quoted on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $49,464,000.

As of April 12, 2023, there were 154,755,360 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

● our ability to deliver our services, in light of our dependency on third party Internet providers;

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

● our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market; and

● the impact of, and our ability to operate our business and effectively manage our growth under evolving and uncertain global economic, political, and social trends, including inflation, rising interest rates, and recessionary concerns.

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

PART I

ITEM 1. BUSINESS

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. We offer three platforms, each designed for a specific target customer. Our SaaS platform for the direct sales industry is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Available in both mobile and desktop versions, our base SaaS product is verbCRM, our Customer Relationship Management (“CRM”) application, to which our clients can add a choice of enhanced, fully integrated application modules that include , verbLEARN, our gamified Learning Management System application; verbLIVE, our Live Stream interactive eCommerce application; and verbPULSE, our business/augmented intelligence notification and sales coach application. verbTEAMS is our standalone, self-onboarding, video-based CRM and content management application for life sciences companies, professional sports teams, small businesses, and solopreneurs, with seamless one-button synchronization with Salesforce, that also comes bundled with verbLIVE. MARKET.live is our multi-vendor, multi-presenter, livestream social shopping platform, that combines ecommerce and entertainment.

We use the term “client” and “customer” interchangeably throughout this Annual Report.

Our SaaS Technology

Our suite of SaaS applications can be distinguished from other sales enablement applications because our applications utilize our proprietary interactive video technology as the primary means of communication between sales and marketing professionals and their customers and prospects. Moreover, the proprietary data collection and analytics capabilities of our applications inform our users on their devices in real time, when and for how long their prospects have watched a video, how many times such prospects watched it, and what they clicked on, which allows our users to focus their time and efforts on ‘hot leads’ or interested prospects rather than on those that have not seen such video or otherwise expressed interest in such content. Users can create their hot lead lists by using familiar, intuitive ‘swipe left/swipe right’ on-screen navigation. Our clients report that these capabilities provide for a much more efficient and effective sales process, resulting in increased sales conversion rates. We developed the proprietary patent-pending interactive video technology, as well as several other patent-issued and patent-pending technologies that serve as the unique foundation for all our platform applications.

Our Products

verbCRM is our baseline white-labelled product designed specifically for direct sales professionals that combines the capabilities of CRM lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons that, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs. VerbCRM is designed to accommodate a suite of applications as add-on modules that integrate fully and seamlessly into the platform. These include verbLEARN, verbLIVE, and verbPULSE, each of which is described below.

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

verbTEAMS is our standalone interactive, video-based CRM for professional sports teams, small-and medium-sized businesses and solopreneurs. verbTEAMS also incorporates verbLIVE as a bundled application. verbTEAMS features self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high-quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click sync capability with Salesforce.

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

Last fall we launched our “Creators on MARKET,” a new program that allows creators to monetize their content through livestream shopping and personalized storefronts on MARKET.live. The program is being marketed to video content creators across multiple social media channels. Through this new program, creators and influencers can choose the products they love from hundreds of brands and retailers on MARKET.live and offer their fans and followers those products through livestream shopping events broadcast live on MARKET.live and simulcast on the creators’ existing social platforms. They can also offer their favorite products through the Creators’ personally branded storefronts they can establish quickly and easily on MARKET.live. Depending on the products chosen, Creators can earn between 5% and 20% of their gross sales at no cost and no risk to the Creators selected to participate in the program.

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

Verb Partnerships and Integrations

verbMAIL for Microsoft Outlook and Salesforce Integration of verbLIVE and verbTEAMS. verbMAIL is a product of our partnership with Microsoft and is available as an add-in to Microsoft Outlook for Outlook and Office 365 subscribers. verbMAIL allows users to create interactive videos seamlessly within Outlook by clicking the verbMAIL icon in the Outlook toolbar. The videos are automatically added to an email and can be sent easily through Outlook using the user’s contacts they already have in Outlook. The application allows users to easily track viewer engagement and together with other features represents an effective sales tool available for all Outlook users worldwide. We have completed and deployed the integration of verbLIVE into Salesforce and have a verbTEAMS sync application for Salesforce users. To date, adoption of these products has been low due in large part to management’s decision to reduce and deploy development and marketing resources to other areas of the Company’s business that it believes can generate a greater return on investment.

Popular Enterprise Back-Office System Integrations. We have integrated verbCRM into systems offered by 19 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, Ziplingo, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. Our experience confirms that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

Non-Digital Products and Services

Historically, we have provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. Due to declining sales associated with reduced or eliminated client in-person conferences and other events stemming from the COVID-19 pandemic, and consistent with management’s strategy to exit this area of our business due to the low margins, high costs, and limited scalability, we entered into a customer referral agreement with a third party for our cart site and printing business. Under this agreement, we earn a 10% commission for customer referrals and 8% on merchandise sales and certain cart site design fees, all of which are recognized as non-digital revenue on a net basis.

For these reasons, management has suggested that a more accurate measure of our performance is the historical growth of our SaaS and digital business and associated revenue, which has been the focus of our initiatives, while we have continued to exit the low margin, non-digital business. While the SaaS and digital business has grown year over year, that growth is not readily apparent when analyzing our top-line revenue because the total revenue represents the growing SaaS and digital business upon which we are focused, off-set by the non-digital business we are intentionally exiting.

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Our client base has expanded to include large enterprises in the life sciences sector, professional sports franchises, among other business sectors. During the year ended December 31, 2022, we provided subscription-based application services to approximately 180 enterprise clients for use in over 100 countries and in over 48 languages. Since inception, we have had more than 3.5 million downloads of our verbCRM applications across all of the white-labelled versions created for clients on our platform.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our Verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTEAMs. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered, collectability is reasonably assured, and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services include design, printing, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers. In April 2022, we entered into a customer referral agreement with a third party for our cart site and printing business. Under the agreement, we earn a 10% commission for customer referrals and 8% on merchandise sales and certain cart site design fees, all of which are recognized as non-digital revenue on a net basis.

3.	MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

	a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

	b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

	c.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

Distribution Methods

We distribute our services through the following methods:

●	Prospective customers and clients can subscribe to our applications on a monthly or annual contract through a simple, web-based sign-up form accessible on our website (https://www.verb.tech), as well as through interactive sign-up links that we distribute via email, text messaging and through social media.

●	Enterprise users that subscribe to our verbCRM software service can distribute custom-branded sign-up links to their internal and external staff via email or other electronic means.

●	We have entered into partnership agreements with other CRM providers to incorporate our interactive video technology into such other CRM providers’ software platforms to be offered to their existing and prospective client base for an additional monthly recurring fee, which fee is shared with us.

●	We have entered into license and partnership agreements with digital marketing companies and advertising agencies to resell our Verb interactive video technology to their existing and prospective client bases for monthly fees which fees are shared with us.

●	We expect to enter into partnership agreements with large cloud services providers, to bundle our application with such providers’ other applications offered to their existing and prospective global customer base in order to generate greater utilization fees from such customers’ need for more data storage and bandwidth required by video-based applications.

●	We employ a direct sales team, as well as outside non-employee sales consultants.

Marketing

We utilize our own proprietary interactive video platform as the foundation of our ongoing marketing initiatives. Historically, our initiatives have included, among other things, daily, broad-based social media engagement by a dedicated team of full-time employees and outside consultants; management of our interactive video-based website; and interactive video-based email campaigns and television commercials. In addition, the 19 direct sales back-office systems providers with whom we have integrated verbCRM, market our applications to their customers and prospects in exchange for finders’ fees.

Competition

We compete in the CRM applications industry, as well as in the video conferencing/webinar industry. We believe that CRM applications that incorporate our proprietary Verb interactive video technology provide significant competitive advantages over the CRM applications that do not. Salesforce, Microsoft, Oracle, SAP, and Adobe, the long-term leaders in the CRM sector, collectively account for over 40% of industry sales. These companies, as well as many others, have numerous differences in feature sets and functionality, but all share certain basic attributes. Most of them were designed before the advent and proliferation of mobile phones, social media, and the technology behind the current ubiquity of video over the internet and more recently on mobile devices. While many of them have attempted to incorporate video capabilities into their respective CRM platforms, sometimes in ‘‘bolt-on’’ fashion, we do not believe any of them has done so in a manner that is as effective as our interactive in-video ecommerce platform that allows users to place clickable calls-to-action right in the video, including into users’ pre-existing sales and product videos. In addition, Verb’s interactive videos are viewable on both mobile and desktop devices regardless of operating system and without the need to download a proprietary player or program.

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

We filed a provisional patent application with the U.S. Patent and Trademark Office (“PTO”) with respect to providing interactive video streams involving interactive buttons which we utilize in our video products. However, our provisional patent application may not result in the issuance of a patent, or may result in narrow claims, which may limit the protection we are attempting to obtain. We also hold a number of granted patents in two families with pending continuations. A first family relates to systems and methods for enhanced networking, conversion tracking, and conversion attribution. This family contains two issued patents (U.S. Pat. No. 9,792,380, issued October 17, 2017; and U.S. Pat. No. 10,467,317, issued Nov. 5, 2019) and a pending continuation. A second family relates to systems and methods for generating a custom campaign. This family contains one issued patent (U.S. Pat. No. 10,643,247, issued May 5, 2020) and a pending continuation. These existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of such patents may be challenged by third parties, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology or appropriate licenses under third-party patents, which may not be available on acceptable terms or at all.

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

Research and Development

We incurred $5.2 million and $12.3 million of research and development expenses during the years ended December 31, 2022 and 2021, respectively. In addition to the amounts expensed in 2022 and 2021, we capitalized $2.8 million and $4.3 million, respectively, of costs associated with the development of MARKET.live. These costs consist of expenditures for the research and development of new products and technology. They are primarily expenses to vendors contracted to perform research projects and development of our interactive video-based sales enablement platform and associated applications.

Suppliers

While many of our design, development, and engineering team is U.S.-based, we currently utilize a group of dedicated full-time and part-time off-shore experienced professionals for some of the coding and maintenance of our software. We believe we have mitigated the risks associated with managing an external team of software development professionals by incorporating experienced internal management and oversight, as well as appropriate systems, protocols, controls, and procedures to ensure the protection and integrity of all our applications. We have also ensured access to additional qualified professionals to provide like or complementary services on an as-needed basis.

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we do not have any customers that represent more than 10% of our 2022 revenue.

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

Human Capital Management

As of April 12, 2023, we had 76 full-time statutory employees, one part-time employee, and 33 independent contractors. We engage independent contractors on an as-needed basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, both full-time and part-time, consultants, and independent contractors, is satisfactory.

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

We provide competitive compensation and benefits for our employees. Our compensation packages may include base salary, commission or annual performance-based bonuses, and share-based compensation. We also offer general employee medical, dental, and vision insurance, health savings and flexible spending accounts, mental health resources, paid time off, paid family leave, life and disability insurance, and a 401(k) plan. These programs and our overall compensation packages seek to attract and retain talented employees.

We take the health and welfare of our employees very seriously and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the end of 2023. We are committed to our employees returning to the workplace in the long-term.

Our Historical Background

Verb Technology Company, Inc. is a SaaS application platform developer, incorporated in 2012 in the state of Nevada.

On April 12, 2019, we acquired Sound Concepts Inc. pursuant to an agreement and plan of merger. As a result of the merger, Sound Concepts merged with and into our wholly owned subsidiary, NF Acquisition Company, LLC. Upon completion of the merger, NF Acquisition Company, LLC changed its name to Verb Direct, LLC (“Verb Direct”).

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of Verb Technology, entered into a membership interest purchase agreement with Ascend Certification, LLC, dba SoloFire.

On October 18, 2021, we established verbMarketplace, LLC (“Market LLC”), a Nevada limited liability company. Market LLC is a wholly owned subsidiary established for our MARKET.live platform.

Our common stock and common stock purchase warrants trade on The Nasdaq Capital Market under the symbols “VERB” and “VERBW,” respectively. Our Internet website address is https://www.verb.tech.

Recent Developments

At a special meeting of stockholders on April 10, 2023 (the “Special Meeting of Stockholders”), our stockholders approved a Certificate of Amendment to our Articles of Incorporation to increase our authorized common stock from 200,000,000 shares to 400,000,000 shares and approved the grant of discretionary authority to our board of directors to effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-forty (1-for-40) split.

In addition, at the Special Meeting of Stockholders, our stockholders approved an amendment to the Company’s 2019 Incentive Compensation Plan to increase the number of shares authorized under the plan by 15,000,000 shares of common stock to be authorized for awards granted under the plan.

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

We have incurred recurring losses since our inception in 2012. Our net loss was $37.4 million for the year ended December 31, 2022, of which $19.0 million was non-cash; and $34.5 million for the year ended December 31, 2021, of which $7.3 million was non-cash. To date, we have funded our operations through cash collected from sales of our products and services, offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our technology and infrastructure, and our marketing and sales efforts. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

To implement our business strategy and achieve consistent profitability, we need to, among other things, continue to reduce operating expenses, increase sales of our products and the gross profit associated with those sales, continue to reduce research and development expenses, and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. These expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset operating expenses. If we are forced to reduce our expenses beyond our planned cost reduction initiatives, our growth strategy could be compromised. To offset our anticipated operating expenses, we will need to generate and sustain significant revenue levels in future periods in order to become profitable, and even if we do, we may not be able to maintain or increase our level of profitability.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to reduce operating expenses, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our common stock, to decline, resulting in a significant or complete loss of your investment.

Our independent registered public accounting firm’s report for the fiscal year ended December 31, 2022 has raised substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the year ended December 31, 2022 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

From time to time, we have financed our liquidity needs in part from borrowings made under various credit agreements. As of December 31, 2022, the aggregate outstanding principal balance of our notes payable was $9.7 million.

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

The market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, and many of our competitors, including Salesforce.com, Microsoft, Oracle, SAP SE, and Adobe, which collectively accounted for over 40% of industry sales in 2021, have greater name recognition, longer operating histories, and larger marketing budgets, as well as substantially greater financial, technical, and other resources, than we do. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards, customer requirements, competitive pressures, or challenges within the financial markets. Furthermore, because of these advantages, even if our products and services are more effective than the products and services that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our products and services. If we do not compete effectively against our current and future competitors, our operating results could be harmed.

We may not be able to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships.

We have entered into certain strategic relationships with other individuals and enterprises and are actively seeking additional strategic relationships. There can be no assurance, however, that these strategic relationships will result in material revenues for us or that we will be able to generate any other meaningful strategic relationships. If we are not able to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships, our operating results could be harmed.

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

In addition, we are subject to numerous federal, state, provincial and foreign laws regarding privacy and protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers require us to notify them in the event of a security incident. Evolving regulations regarding personal data and personal information, including the General Data Protection Regulation, the California Consumer Privacy Act of 2018 (“CCPA”), and the recently passed California Privacy Rights Act, which amends the CCPA and has many provisions that became effective on January 1, 2023, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes.

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

We have two patents related to our system for providing access to, storing and distributing content, and we filed a provisional patent application with the U.S. Patent and Trademark Office (“PTO”), with respect to our interactive video technology. We have one patent related to methods for generating a custom campaign, and one continuation with respect to the same. Our provisional patent application may not result in the issuance of a patent, or certain claims may be rejected or may need to be narrowed, which may limit the protection we are attempting to obtain. In addition, our existing patents and any future patents that may be issued to us, may not protect commercially important aspects of our technology. Furthermore, the validity and enforceability of our patents may be opposed, challenged, or circumvented by third parties, including our competitors, which may result in our patents being invalidated or modified by the PTO, various legal actions against us, the need to develop or obtain alternative technology, or obtain appropriate licenses under third-party patents, which may not be available on acceptable terms or at all.

We have registered domain names and trademarks in the United States and have pursued additional registrations both in and outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Notwithstanding our efforts, third parties may independently develop technology that is not covered by our patents, or that is similar to, or competes with, our technology. In addition, our intellectual property may be infringed or misappropriated by third parties, particularly in foreign countries where the laws and governmental authorities may not protect our proprietary rights as effectively as those in the United States. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.

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

Risks Related to an Investment in Our Securities

We are not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “VERB”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price.

On May 12, 2022, we received a letter from The NASDAQ Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The Company initially had a period of 180 calendar days, or until November 8, 2022, to regain compliance. On November 9, 2022, we were granted an additional 180-day period from the Nasdaq Stock Market Listing Qualifications Staff, through May 8, 2023, to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market. To demonstrate compliance with this requirement, the closing bid price of our common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before May 8, 2023. In order to satisfy this requirement, the Company intends to continue actively monitoring the bid price for its common stock between now and May 8, 2023 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement.

While we intend to regain compliance with the minimum bid price rule, there can be no assurance that we will be able to maintain continued compliance with this rule or the other listing requirements of The NASDAQ Capital Market. If we were unable to meet these requirements, we would receive another delisting notice from the Nasdaq Capital Market for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and which may impact purchases or sales of our securities.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series.

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

On April 12, 2019, we acquired four office and warehouse leases in American Fork, Utah related to the operation of Verb Direct with an aggregate lease payment of $31,000 per month. The lessor of the office and warehouse area is JMCC Properties, which is an entity owned and controlled by the former shareholders and certain current officers of Verb Direct. On January 3, 2022, we entered into a termination agreement for such offices and warehouse leases. Under the terms of the agreement, two of the building leases terminated on January 15, 2022 and the other two terminated on April 30, 2022.

On April 26, 2022, we entered into an office space sub-lease agreement in Lehi, Utah. The agreement requires us to pay $12,000 per month for an initial term of eighteen months, which increases by 3% per annum after twelve months.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 16 “Commitments and Contingencies,” in the notes to our audited consolidated financial statements of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “VERB.”

Holders of Common Stock

As of April 12, 2023, there were approximately 83 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Dividends

We have never declared or paid dividends. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends, if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. Pursuant to a Securities Purchase Agreement we entered into on January 12, 2022 with three institutional investors, which we disclosed on a Form 8-K filed with the SEC on January 13, 2022, we were prohibited from declaring or paying a cash dividend or distribution on any of our common stock. On January 26, 2023, the Company repaid in full all of the outstanding obligations associated with the securities purchase agreement at which time the prohibition against the declaration or paying of a dividend was extinguished.

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2022, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2022 and 2021, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.”

Overview

We are a Software-as-a-Service (“SaaS”) applications platform developer. We offer three platforms, each designed for a specific target customer. Our SaaS platform for the direct sales industry is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Available in both mobile and desktop versions, our base SaaS product is verbCRM, our Customer Relationship Management (“CRM”) application, to which our clients can add a choice of enhanced, fully integrated application modules that include verbLEARN, our gamified Learning Management System application; verbLIVE, our Live Stream interactive eCommerce application; and verbPULSE, our business/augmented intelligence notification and sales coach application; verbTEAMS is our standalone, self-onboarding video-based CRM and content management application for life sciences companies, professional sports teams, small businesses and solopreneurs, with seamless one-button synchronization with Salesforce, that also comes bundled with verbLIVE. MARKET.live is our multi-vendor, multi-presenter, livestream social shopping platform, that combines ecommerce and entertainment.

We use the term “client” and “customer” interchangeably throughout this Annual Report.

Our SaaS Technology

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

Our Products

verbCRM is our baseline white-labelled product designed specifically for direct sales professionals that combines the capabilities of CRM lead-generation, content management, and in-video ecommerce capabilities in an intuitive, yet powerful tool for both inexperienced as well as highly skilled sales professionals. verbCRM allows users to quickly and easily create, distribute, and post videos to which they can add a choice of on-screen clickable icons which, when clicked, allow viewers to respond to the user’s call-to-action in real-time, in the video, while the video is playing, without leaving or stopping the video. For example, our technology allows a prospect or customer to click on a product they see featured in a video and impulse buy it, or to click on a calendar icon in the video to make an appointment with a salesperson, among many other features and functionalities designed to eliminate or reduce friction from the sales process for our users. The verbCRM app is designed to be easy to use and navigate and takes little time and training for a user to begin using the app effectively. It usually takes less than four minutes for a novice user to create an interactive video from our app. Users can add interactive icons to pre-existing videos, as well as to newly created videos shot with practically any mobile device. verbCRM interactive videos can be distributed via email, text messaging, chat app, or posted to popular social media directly and easily from our app. No software download is required to view Verb interactive videos on virtually any mobile or desktop device, including smart TVs. verbCRM is designed to accommodate a suite of applications as add-on modules that integrate fully and seamlessly into the platform. These include verbLEARN, verbLIVE, and verbPULSE, each of which is described below.

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

verbPULSE is a business/augmented intelligence notification-based sales enablement platform feature set that tracks users’ interactions with current and prospective customers and then helps coach users by informing them what to do next in order to close the sale, virtually eliminating the lack of skill, training and experience among sales reps from the selling process.

verbTEAMS is our standalone interactive, video-based CRM for life sciences companies, professional sports teams, small-and medium-sized businesses and solopreneurs. verbTEAMS also incorporates verbLIVE as a bundled application. verbTEAMS features self-sign-up, self-onboarding, self-configuring, content management system capabilities, user level administrative capabilities, and high-quality analytics capabilities in both mobile and desktop platforms that sync with one another. It also has a built-in one-click sync capability with Salesforce.

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

Last fall we launched our “Creators on MARKET.live,” a new program that allows creators to monetize their content through livestream shopping and personalized storefronts on MARKET.live. The program is being marketed to video content creators across multiple social media channels. Through this new program, creators and influencers can choose the products they love from hundreds of brands and retailers on MARKET.live and offer their fans and followers those products through livestream shopping events broadcast live on MARKET.live and simulcast on the creators’ existing social platforms. They can also offer their favorite products through the Creators’ personally branded storefronts they can establish quickly and easily on MARKET.live. Depending on the products chosen, Creators can earn between 5% and 20% of their gross sales at no cost and no risk to the Creators selected to participate in the program.

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

Verb Partnerships and Integrations

verbMAIL for Microsoft Outlook and Salesforce Integration of verbLIVE and verbTEAMS. verbMAIL is a product of our partnership with Microsoft and is available as an add-in to Microsoft Outlook for Outlook and Office 365 subscribers. verbMAIL allows users to create interactive videos seamlessly within Outlook by clicking the verbMAIL icon in the Outlook toolbar. The videos are automatically added to an email and can be sent easily through Outlook using the user’s contacts they already have in Outlook. The application allows users to easily track viewer engagement and together with other features represents an effective sales tool available for all Outlook users worldwide. We have completed and deployed the integration of verbLIVE into Salesforce and have a verbTEAMS sync application for Salesforce users. To date, adoption of these products has been low due in large part to management’s decision to reduce and deploy development and marketing resources to other areas of the Company’s business that it believes can generate a greater return on investment.

Popular Enterprise Back-Office System Integrations. We have integrated verbCRM into systems offered by 19 of the most popular direct sales back-office system providers, such as Direct Scale, Exigo, By Design, Thatcher, Multisoft, Xennsoft, Ziplingo, and Party Plan. Direct sales back-office systems provide many of the support functions required for direct sales operations, including payroll, customer genealogy management, statistics, rankings, and earnings, among other direct sales financial tracking capabilities. The integration into these back-office providers, facilitated through our own API development, allows single sign-on convenience for users, as well as enhanced data analytics and reporting capabilities for all users. Our experience confirms that our integration into these back-end platforms accelerates the adoption of verbCRM by large direct sales enterprises that rely on these systems and as such, we believe this represents a competitive advantage.

Non-Digital Products and Services

Historically, we have provided certain non-digital services to some of our enterprise clients such as printing and fulfillment services. Due to declining sales associated with reduced or eliminated client in-person conferences and other events stemming from the COVID-19 pandemic, and consistent with management’s strategy to exit this area of our business due to the low margins, high costs, and limited scalability, we entered into a customer referral agreement with a third party for our cart site and printing business. Under this agreement, we earn a 10% commission for customer referrals and 8% on merchandise sales and certain cart site design fees, all of which are recognized as non-digital revenue on a net basis.

For these reasons, management has suggested that a more accurate measure of our performance is the historical growth of our SaaS and digital business and associated revenue, which has been the focus of our initiatives, while we have continued to exit the low margin, non-digital business. While the SaaS and digital business has grown year over year, that growth is not readily apparent when analyzing our top-line revenue because the total revenue represents the growing SaaS and digital business upon which we are focused, off-set by the non-digital business we are intentionally exiting.

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Over the past couple of years, our client base has expanded to include large enterprises in the life sciences sector, professional sports franchises, among other business sectors. During the year ended December 31, 2022, we provided subscription-based application services to approximately 180 enterprise clients for use in over 100 countries and in over 48 languages. Since inception, we have had more than 3.5 million downloads of our verbCRM applications across all of the white-labelled versions created for clients on our platform.

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our Verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbPULSE, and verbTEAMs. The revenue is recognized over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered, collectability is reasonably assured, and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services include design, printing, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers. In April 2022, we entered into a customer referral agreement with a third party for our cart site and printing business. Under the agreement, we earn a 10% commission for customer referrals and 8% on merchandise sales and certain cart site design fees, all of which are recognized as non-digital revenue on a net basis.

3.	MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

	a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

	b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

	c.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

Despite increased vaccine distribution programs and loosening of COVID-19 related restrictions in the regions in which we operate during the year ended December 31, 2022, both the pandemic and ongoing containment and mitigation measures have had, and are likely to continue to have, an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. As such, our business, operations and financial condition has been, and we anticipate will continue to be, adversely impacted by reduced demand for our applications and non-digital services, as well as reduced access to capital. To mitigate the adverse impact COVID-19 may have on our business and operations, we implemented a number of measures to strengthen our financial position, including eliminating, reducing, or deferring non-essential expenditures. However, the extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future remains uncertain and will be affected by a number of factors, including the duration and extent of the pandemic, the emergence of variants to COVID-19 the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.

The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. Throughout the year ended December 31, 2022, we have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees.

We continue to actively communicate with and listen to our customers to ensure we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. We monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic.

Recent Developments

At a special meeting of stockholders on April 10, 2023, our stockholders approved a Certificate of Amendment to our Articles of Incorporation to increase our authorized common stock from 200,000,000 shares to 400,000,000 shares and approved the grant of discretionary authority to our board of directors to effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-forty (1-for-40) split.

Results of Operations

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 31, 2021

The following is a comparison of the results of our operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$7,663	$6,831	$832
Other digital revenue	611	1,347	(736)
Total digital revenue	8,274	8,178	96

Non-digital revenue	1,161	2,346	(1,185)

Total revenue	9,435	10,524	(1,089)

Cost of revenue
Digital	2,306	2,249	57
Non-digital	1,005	2,255	(1,250)
Total cost of revenue	3,311	4,504	(1,193)

Gross margin	6,124	6,020	104

Operating expenses
Research and development	5,188	12,345	(7,157)
Depreciation and amortization	2,529	1,677	852
General and administrative	25,234	25,710	(476)
Impairment loss	11,965	-	11,965
Total operating expenses	44,916	39,732	5,184

Loss from operations	(38,792)	(33,712)	(5,080)

Other income (expense), net
Interest expense	(2,947)	(2,575)	(372)
Change in fair value of derivative liability	2,933	598	2,335
Other income, net	1,369	91	1,278
Debt extinguishment, net	-	1,112	(1,112)
Total other income (expense) , net	1,355	(774)	2,129

Net loss	(37,437)	(34,486)	(2,951)

Deemed dividend to Series A preferred stockholders	-	(348)	348
Deemed dividend due to warrant reset	(246)	-	(246)

Net loss to common stockholders	$(37,683)	$(34,834)	$(2,849)

Revenue

Our primary focus is on the growth of our SaaS business and its associated recurring subscription revenue. Over the past several years we have continued the exit and winding-down of our non-digital services business based on our determination that the non-digital services business (printing, fulfillment, and shipping) is a low margin legacy business and not scalable.

For the year ended December 31, 2022, our SaaS recurring subscription revenue was $7.7 million, a 12% increase of $832 thousand over the $6.8 million for the year ended December 31, 2021. The increase was driven primarily from the SaaS recurring subscription-based revenue associated with our verbCRM, verbLIVE, verbLEARN, and verbPULSE suite of applications, and our verbTEAMS platform.

For the year ended December 31, 2022, non-digital revenue was $1.0 million, representing a planned 51% decrease from the $2.2 million for the year ended December 31, 2021.

SaaS recurring revenue as a percentage of total revenue for the year ended December 31, 2022, was 81%, compared to 65% for the year ended December 31, 2021. Total digital revenue for the year ended December 31, 2022 increased to 88% of total revenue, compared with 78% for the year ended December 31, 2021.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2022 was $3.3 million, representing almost a 27% improvement compared to $4.5 million for the year ended December 31, 2021. The improvement in cost of revenue is primarily attributed to a planned reduction in low-margin non-digital services, partially offset by a slight increase in digital costs to support additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

Total gross margin of $6.1 million for the year ended December 31, 2022 increased to 65%, compared to $6.0 million for the year ended December 31, 2021 and a total gross margin of 57%. Gross margins improved as a result of our strategy to focus on higher margin digital revenue and systematic reduction in non-digital services.

Operating Expenses

We reduced research and development expenses by 58% to $5.2 million for the year ended December 31, 2022, as compared to $12.3 million for the year ended December 31, 2021. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. As our product development continues to move from research and development stage to deployment stage, we expect our research and development cost reductions to continue through Q1 2023 and beyond.

General and administrative expenses of $23.3 million for our SaaS business for the year ended December 31, 2022 represents an improvement of $2.4 million or 9% year over year, as compared to $25.7 million for the year ended December 31, 2021. General and administrative expenses for the year ended December 31, 2022 for our MARKET.live business was $1.9 million, which includes $0.7 million of labor costs, $0.5 million for professional services, and $0.7 million of other MARKET.live related expenses.

Our Statement of Operations for the year ended December 31, 2022 reflects a loss from operations of $38.8 million. However, this sum includes $19.0 million of non-cash expenses. These non-cash items include $2.5 million in depreciation and amortization expenses, $4.5 million in stock-based compensation, and a $12.0 million impairment charge to goodwill and intangible assets. The $2.5 million non-cash depreciation and amortization expenses for the year ended December 31, 2022, represent an increase over the $1.7 million amortization expenses for the year ended December 31, 2021. However, the $0.8 million increase in depreciation and amortization expense is attributed to amortization of our capitalized software development costs associated with our MARKET.live platform. The $12 million non-cash impairment charge recorded for the year ended December 31, 2022 was due to the results of the annual impairment testing of goodwill, intangible assets, and other long-lived assets. Refer to the section below, “Use of Non-GAAP Measures – Modified EBITDA” for more details on non-cash items discussed above.

Other Income, net

Other income, net, for the year ended December 31, 2022 was $1.4 million, which was primarily attributable to an Employee Retention Credit (“ERC”) receivable of $1.5 million. We, through our Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1.5 million through ERC provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the COVID-19 pandemic. As of December 31, 2022, we have yet to receive the funds.

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

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that impact our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Years Ended December 31,
	2022	2021

Net loss	$(37,437)	$(34,486)

Adjustments
Depreciation and amortization	2,529	1,677
Share-based compensation	4,455	5,668
Impairment loss	11,965	-
Interest expense	2,947	2,575
Change in fair value of derivative liability	(2,933)	(598)
Other income	(1,369)	(91)
Debt extinguishment, net	-	(1,112)
MARKET.live non-recurring startup costs*	802	-
Other non-recurring	126	-

Total EBITDA adjustments	18,522	8,119
Modified EBITDA	$(18,915)	$(26,367)

* Includes general and administrative and R&D expenses that are directly related to the launch of our MARKET.live platform and are not expected to be recurring in future periods.

The $7.5 million or 28% increase in Modified EBITDA for the year ended December 31, 2022, compared to the same period in 2021, resulted from increased digital revenues, decreases in cost of revenue, research and development, and professional services, offset by an increase in labor related costs to support future growth.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. During the fiscal year ended December 31, 2022, we incurred a net loss of $37.4 million and used cash in operations of $19.4 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements were issued. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2022, raised substantial doubt about the Company’s ability to continue as a going concern. We intend to continue to seek additional debt or equity financing, as well as certain strategic opportunities to continue our operations.

Equity financing:

On January 12, 2022, we entered into a common stock purchase agreement (the “January Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, we have the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50.0 million of newly issued shares of our common stock, par value $0.0001 per share (the “common stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. The Total Commitment is inclusive of 607,287 shares of common stock issued to the Investor as consideration for its commitment to purchase shares of common stock under the January Purchase Agreement. In connection with the January Purchase Agreement, we are restricted from entering into an agreement to effect any issuance of common stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. On January 26, 2023, we terminated the January Purchase Agreement.

On April 20, 2022, we entered into a securities purchase agreement, which provides for the sale and issuance by us of an aggregate of (i) 14,666,667 shares of common stock, and (ii) warrants to purchase 14,666,667 shares of common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11.0 million before deducting placement agent commissions and other offering expenses (the “April Registered Direct Offering”). As a result of this transaction, certain warrants which previously had exercise prices ranging from $1.10 to $2.10 per share had the exercise price reduced to $0.75 per share. We used a portion of the proceeds from the April Registered Direct Offering to repay $1.6 million in principal amount related to the January Note Purchase Agreement dated January 12, 2022.

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

On January 24, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) as underwriter (the “Underwriter”), relating to the offering, issuance and sale of 36,051,000 shares of our common stock at a public offering price of $0.20 per share. The net proceeds to us were approximately $6.6 million, after deducting discounts, commissions and estimated offering expenses. Aegis acted as the sole underwriter for the offering and received 6% of the gross proceeds as commission for the offering. They were also reimbursed by us for certain expenses, in an amount of up to $75,000, including legal fees. As a result of this transaction, certain warrants which previously had an exercise price of $0.34 per share, had the exercise price reduced to $0.20 per share.

Debt financing:

On January 12, 2022, we entered into a securities purchase agreement (the “January Note Purchase Agreement”) with three institutional investors (collectively, the “January Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6.3 million in Convertible Notes Due 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “January Note Offering”). The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. The January Note Purchase Agreement prohibits us from entering into an agreement to effect any issuance of common stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. The January Note Purchase Agreement also gives the January Note Holders the right to require the Company to use up to 15% of the gross proceeds raised from future debt or equity financings to redeem the Notes, which redemptions have been elected by the January Note Holders. On January 26, 2023, we repaid in full all outstanding obligations under the January Note Offering dated January 12, 2022.

In September, 2022, the U.S. Small Business Administration (“SBA”) approved an additional loan of $0.35 million. As of April 12, 2023, we have not received these funds.

On November 7, 2022, we entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor providing for the sale and issuance of an unsecured, non-convertible promissory in the original principal amount of $5.5 million, which has an original issue discount of $0.5 million, resulting in gross proceeds to us of approximately $5.0 million (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, we are required to make monthly cash redemption payments in an amount not to exceed $0.6 million. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires us to use 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, we are not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. Our wholly owned subsidiary verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations on our behalf under the November Note in exchange for receiving a portion of the loan proceeds. At a special meeting of stockholders on April 10, 2023, our shareholders approved for purposes of Nasdaq Listing Rule 5635, the issuance of shares of common stock in partial or full satisfaction of the November Note. However, there is no current agreement or understanding with the November Note holder with respect to repayment of the November Note through the issuance of shares of common stock.

Other:

We, through our Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1.5 million through ERC provisions of the Consolidated Appropriations Act of 2021. As of December 31, 2022, we recorded a long-term receivable of $1.5 million.

In November 2022, a cost savings plan was approved and implemented to improve liquidity and preserve cash for operations (the “Cost Savings Plan”). This plan is expected to further reduce expenses moving forward through such actions as a reduction in force, elimination of certain services provided by various vendors, and a 25% reduction in cash compensation by senior management over a four-month period in exchange for shares of common stock.

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

For additional information, refer to Note 1, “Description of Business,” and Note 2, “Summary of Significant Accounting Policies and Supplemental Disclosures,” to the consolidated financial statements, and the section titled “Risk Factors,” within this Annual Report.

Overview

As of December 31, 2022, we had cash of $2.4 million. On January 24, 2023, we closed a public offering of our common stock for net proceeds of approximately $6.6 million. We estimate our operating expenses for the next twelve months will exceed any revenue we generate, and we will need to seek to raise additional capital, borrow additional funds, dispose of subsidiaries or assets, reduce or delay capital expenditures, or change our business strategy.

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Cash used in operating activities	$(19,406)	$(25,862)
Cash used in investing activities	(4,748)	(2,263)
Cash provided by financing activities	25,646	27,247
Increase/(decrease) in cash	$1,492	$(878)

Cash Flows – Operating

For the year ended December 31, 2022, our cash flows used in operating activities amounted to $19.4 million, compared to cash used for the year ended December 31, 2021 of $25.9 million. We generated $6.5 million additional cash from operations due to higher digital revenues combined with decreases in research and development expenses.

Cash Flows – Investing

For the year ended December 31, 2022, our cash flows used from investing activities amounted to $4.7 million, primarily due to our investment in capitalized software development costs related to MARKET.live.

Cash Flows – Financing

Our cash provided by financing activities for the year ended December 31, 2022 amounted to $25.6 million, which represented $24.0 million of net proceeds from the issuance of shares of our common stock, $11.0 million of gross proceeds from the issuance of notes payable, $2.7 million of gross proceeds from advances on future receipts and proceeds from option exercises of $0.4 million, all offset by $6.7 million of payments on advances on future receipts, $4.9 million of payments on notes payable and payments for debt issuance costs of $0.9 million.

Advances on Future Receipts

The Company has the following advances on future receipts as of December 31, 2022 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2022

Note 1	August 25, 2022	May 11, 2023	26%	3,400	1,782
Note 2	October 25, 2022	April 26, 2023	30%	322	207
Total				$3,722	1,989
Debt discount					(311)
Debt issuance costs					(37)
Net					$1,641

On August 25, 2022 and October 25, 2022, we received secured advances from an unaffiliated third party totaling $2.5 million and $0.2 million, respectively, for the purchase of future receipts/ revenues of $3.4 million and $0.3 million, respectively. As of December 31, 2022, the outstanding balance of the notes was $2.0 million.

On February 16, 2023, we modified the advances on future receipts. Under the modification we agreed to extend the payment of the note over a period of 10 months. As a result, our monthly payments were reduced by approximately 50%.

Convertible Notes Payable and Note Payable

We have the following outstanding notes payable as of December 31, 2022 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2022

Related party convertible note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725
Related party convertible note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150
Convertible notes due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	6,300	1,350
Promissory note payable (E)	November 7, 2022	May 7, 2024	9.0%	5,470	5,470
Debt discount					(408)
Debt issuance costs					(309)
Total notes payable					7,018
Non-current					(1,215)
Current					$5,803

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Cutaia, our Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of December 31, 2022, the outstanding balance under the note was $0.7 million.

(B)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $0.3 million, to consolidate all advances made by Mr. Cutaia to us during the period December 2015 through March 2016. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. As of December 31, 2022, the outstanding balance under the note was less than $0.1 million.

(C)	On May 15, 2020, we executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, began on October 26, 2022. In September 2022, the SBA approved an additional loan of $0.35 million. As of April 12, 2023, we have not received these funds. As of December 31, 2022, the outstanding balance of the note amounted to $0.15 million.

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

In connection with the January Note Offering, we incurred $0.5 million of debt issuance costs. The debt issuance costs and the debt discount of $0.3 million are being amortized over the term of the Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $0.1 million and $0.1 million, respectively.

As of December 31, 2022, the outstanding balance of the Notes amounted to $1.3 million. We have repaid $5.0 million in principal and $0.4 million of accrued interest.

On January 26, 2023, we repaid in full all outstanding obligations under the January Note Offering date January 12, 2022.

(E)

On November 7, 2022, we entered into the November Note Offering, which provided for the sale and issuance of an aggregate original principal amount of $5.5 million in November Notes.

We received $5.0 million in gross proceeds from the sale of the November Notes. The November Notes bear interest of 9.0% per annum, have an original issue discount of 8.6%, and mature 18 months from the closing date.

In connection with the November Note Offering, we incurred $0.3 million of debt issuance costs. The debt issuance costs and the debt discount of $0.5 million are being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $0.4 million and $0.3 million, respectively.

As of December 31, 2022, the outstanding balance of the Notes amounted to $5.5 million.

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

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue, which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to our Verb app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of our app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered, collectability is reasonably assured, and the app is delivered to the customer.

2.	Non-digital revenue, which is revenue we generate from non-app, non-digital sources through ancillary services we provide as an accommodation to our clients and customers. These services include design, printing, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers. Effective April 1, 2022, we entered into a customer referral agreement with a third party for our cart site and printing business. Under the agreement, we earn a 10% commission for customer referrals and 8% on merchandise sales and certain cart site design fees, all of which are recognized as non-digital revenue on a net basis.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. As a result of this qualitative assessment, we determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, we determined that goodwill was impaired by $10.2 million. We did not record any impairment charges for the year ended December 31, 2021.

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

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. In addition to the goodwill impairment loss, the Company recognized an additional impairment loss of $1.8 million on its intangible assets that is primarily attributable to the Sound Concepts acquisition in 2019.

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, please refer to Note 2, Summary of Significant Accounting Policies and Supplemental Disclosures, of the Notes to Financial Statements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman of the Board, President, Chief Executive Officer, Secretary, and Director	67	October 16, 2014
Salman H. Khan	Chief Financial Officer and Treasurer	44	January 20, 2022
James P. Geiskopf	Lead Director	63	October 16, 2014
Philip J. Bond	Director	66	September 10, 2018
Kenneth S. Cragun	Director	62	September 10, 2018
Judith Hammerschmidt	Director	68	December 20, 2019
Edmund C. Moy	Director	65	October 21, 2022

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

Rory J. Cutaia, Chairman of the Board, President, Chief Executive Officer, and Secretary

Rory J. Cutaia has served as our Chairman of the Board, President, Chief Executive Officer, and Secretary, since December 2012 upon the formation of Cutaia Media Group, LLC, in which roles he has continued to serve through our October 2014 acquisition of bBooth USA to the present, and served as our Treasurer from December 2012 to January 2022. Mr. Cutaia founded CMG in 2012 and bBooth, Inc. in 2014. In May 2014, CMG and bBooth, Inc. merged and became known as bBoothUSA, which entity was acquired in October 2014 by GSD, our predecessor. Prior to that, from October 2006 to August 2011, he was a partner and Entrepreneur-in-Residence at Corinthian Capital Group, Inc. (“Corinthian”), a private equity fund based in New York City that invested in middle-market, U.S. based companies. During his tenure at Corinthian, from June 2008 to October 2011, Mr. Cutaia was the co-founder and Executive Chairman of Allied Fiber, Inc., a company engaged in the construction of a nation-wide fiber-optic network, and from June 2007 to August 2011, Mr. Cutaia was the Chief Executive Officer and member of the board of directors of GreenFields Coal Company, a company engaged in the deployment of technology to recycle coal waste and clean-up coal waste sites. Before joining Corinthian, from January 2000 to October 2006, he founded and was the Chairman of the Board and Chief Executive Officer of The Telx Group, Inc. (“Telx”), a company engaged in the telecom carrier inter-connection, co-location, and data center business, which he sold in 2006. Before founding Telx, he was a practicing lawyer with Shea & Gould, a prominent New York City law firm. Mr. Cutaia obtained his Juris Doctorate degree from the Fordham University School of Law in 1985 and his Bachelor of Science, magna cum laude, in business management from the New York Institute of Technology in 1982.

We believe that Mr. Cutaia is qualified to serve on our board of directors because of his education and business experience described above, including over 23 years of board of director experience, as well as his knowledge of our current operations.

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

James P. Geiskopf, Lead Director

James P. Geiskopf has served as one of our directors since the formation of bBooth USA, in which role he has continued to serve through our October 2014 acquisition of bBooth USA by GSD, our predecessor, to the present. He also serves as our Lead Director. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf served as the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he served as its President and Chief Executive Officer. In 2007, he sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993 and also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993, which was sold to a larger institution in 1993. Since 2014, Mr. Geiskopf has served on the board of directors of MetaWorks Platforms, Inc. (formerly Currency Works, Inc.) where he is the chairman of the audit committee. MetaWorks Platforms, Inc. is a public company that trades on the OTCQB. From June 2013 to March 16, 2017, the date of his resignation, Mr. Geiskopf served as a director of Electronic Cigarettes International Group, Ltd., or ECIG, a Nevada corporation, whose common stock was quoted on the over-the-counter market. ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code on March 16, 2017.

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

Kenneth S. Cragun, Director

Kenneth S. Cragun was appointed as one of our directors effective September 10, 2018. On the same date, he was appointed as Chairman of the Audit Committee, and to serve on the Compensation and Governance and Nominating Committees. Mr. Cragun was appointed as Chief Financial Officer of Ault Alliance, Inc. (formally known as BitNile Holdings, Inc.) a diversified holding company, on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as Ault Alliance’s Chief Accounting Officer since October 1, 2018, and since January 2019, as the Senior Vice President of Finance for Alzamend Neuro, Inc., a biopharma company. Mr. Cragun also served as a partner of Hardesty, LLC, a national executive services firm. He was a partner of its Southern California Practice from October 2016 to October 2018. From January 2018 to September 2018, Mr. Cragun served as the Chief Financial Officer of CorVel Corporation, or CorVel. CorVel is an Irvine, California-based national provider of workers’ compensation solutions for employers, third-party administrators, insurance companies, and government agencies. Mr. Cragun is a two-time finalist for the Orange County Business Journal’s “CFO of the Year – Public Companies” and has more than 30 years of experience, primarily in the technology industry. He served as Chief Financial Officer of two NASDAQ-listed companies: Local Corporation (April 2009 to September 2016), formerly based in Irvine, California, which operated a U.S. top 100 website “Local.com” and, in June 2015, filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code, or Bankruptcy Code, and Modtech Holdings, Inc. (June 2006 to March 2009), formerly based in Perris, California Mr. Cragun received his B.S. in Accounting from Colorado State University-Pueblo.

Mr. Cragun’s industry experience is vast with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans, and lines of credit. For these reasons, we believe that he will provide additional breadth and depth to our board of directors.

Judith Hammerschmidt, Director

Judith Hammerschmidt was appointed as one of our directors effective December 20, 2019. Ms. Hammerschmidt has spent the last 37 years as an international attorney. She began her career as a Special Assistant to two Attorneys General of the United States, focusing on international matters of interest to the U.S. government, including negotiating treaties and agreements with foreign governments. She then joined Dickstein, Shapiro & Morin, LLP, a Washington, D.C. firm, where she represented companies around the world as they expanded internationally in highly regulated environments. Her clients included Guess? Inc., Pfizer Inc., Merck & Co., Inc., the Receiver for Bank of Credit and Commerce International of the United Arab Emirates, Recycled Paper Products, Inc., and Herbalife Nutrition Ltd. (“Herbalife”). She provided structuring, growth, and regulatory advice for these and other companies. She joined Herbalife as Vice President and General Counsel of Europe in 1994, becoming Executive Vice President and International Chief Counsel in 1996. In 2002, she was part of the management group that sold Herbalife. Since that time, she has served as outside counsel to a series of entrepreneurial companies looking to expand internationally, primarily in the food and drug/nutritional supplements space. In addition, Ms. Hammerschmidt was a Principal in JBT, LLC, a privately held company that owned “mindful dining” restaurants in the Washington, D.C. area. Those properties were sold in 2010. She expects to continue to act as outside counsel for small companies while serving on our board of directors. Ms. Hammerschmidt received her AB in Political Science and Public Policy from Duke University, and J.D. from the University of Pittsburgh School of Law.

We believe that Ms. Hammerschmidt’s legal experience, her client relationships, and her more than 30 years of experience in the direct sales industry, will provide a benefit to us, our stockholders, and our board of directors.

Edmund C. Moy, Director

Edmund C. Moy was appointed as one of our directors effective October 21, 2022. From 2001 through 2006, Mr. Moy served as special assistant to the President of the United States at The White House, after which he was appointed as director of the United States Mint at the U.S. Department of the Treasury, a position he held until 2011. Mr. Moy began his career as a sales and marketing executive with Blue Cross Blue Shield United of Wisconsin, was appointed head of the regulatory agency Office of Prepaid Health Care, and was then selected to head the Office of Managed Care at the Centers for Medicare and Medicaid Services. Thereafter, he became an exclusive advisor to private equity firm Welsh, Carson, Anderson & Stowe. Mr. Moy currently serves as a director and member of the audit committee of MetaWorks Platforms, Inc. (formerly Currency Works, Inc.), audit committee of Parsec Capital Acquisitions Corp. (PCXCU:NASDAQ), and as an advisory board member of Draganfly Inc. (DPRO:NASDAQ). He also advises and consults with several privately held companies, is an exclusive provider of autographs to Numismatic Guaranty Corp., and serves on the Board of Regents for Trinity International University. His prior board service includes privately held Emerald Health Network and L&L Energy, Inc. (LLEN:NASDAQ). He earned his Bachelor of Arts in Economics, International Relations, and Political Science in 1979 from the University of Wisconsin - Madison.

We believe that Mr. Moy is qualified to serve on our Board because he has extensive and unique leadership experience in Washington D.C., where he is recognized for his leadership roles in the Executive Branch of the government of the United States, as well as the experience gained from serving on the boards of several public companies.

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

Meetings of the Board and its Committees

Our Board has a standing Audit Committee, a Compensation Committee, a Governance and Nominating Committee, and a Risk and Disclosure Committee. Our Board met 9 times, including telephonic meetings, during fiscal year 2022. All six directors attended 100% of the Board meetings. Messrs. Geiskopf, Bond, and Cragun and Mses. Hammerschmidt attended 100% of the meetings held by committees of the Board on which they served. Mses. Heinen did not seek re-election to the board and her term ended on October 21, 2022. Mr. Moy was elected to the Board on October 21, 2022. All board members attended all of the meetings, this includes Mses. Heinen and Mr. Moy for the meetings when they were active members.

It is our policy that all of our directors are required to make a concerted and conscientious effort to attend our annual meeting of stockholders in each year during which that director serves as a member of our Board. At the date of our 2022 annual meeting of stockholders, we had five members on our Board and one director nominee, all of whom attended the meeting.

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

Compensation Committee

On August 14, 2018, our Board approved and adopted a charter to govern the Compensation Committee, which was amended and restated on June 10, 2021. Currently, Messrs. Geiskopf (Chairman), Bond, Cragun, and Moy and Mses. Hammerschmidt serve as members of the Compensation Committee and each meets the independence requirements of Nasdaq and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs. The Compensation Committee has the authority to form and delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees or to one or more designated members of the Compensation Committee, as the Compensation Committee may deem appropriate in its sole discretion. For the development of our compensation program, the Compensation Committee retained Compensation Advisory Partners LLC, or CAP, during the year ended December 31, 2020. CAP provided the Committee with advisory services only with respect to executive and Board compensation. CAP reviewed the compensation paid to our executive officers and Board and compared our compensation with certain companies CAP identified as peer companies. The Committee’s recommendation and the Board’s approval of the 2021 compensation program was based on various factors, including, among others, recommendations made by CAP. The Compensation Committee charter may be found online at https://www.verb.tech/investor-relations/governance/compensation-committee.

Governance and Nominating Committee

On August 14, 2018, our Board approved and adopted a charter to govern the Governance and Nominating Committee, which was amended and restated on June 10, 2021. Currently, Messrs. Geiskopf, Bond (Chairman), Cragun, and Moy and Mses. Hammerschmidt serve as members of the Governance and Nominating Committee and each meets the independence requirements of Nasdaq and the SEC. The Governance and Nominating Committee charter requires that each member of the Governance and Nominating Committee meet the independence requirements of Nasdaq and the SEC. In addition to the enumerated responsibilities of the Governance and Nominating Committee in the Governance and Nominating Committee charter, the primary function of the Governance and Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Governance and Nominating Committee may be found online at https://www.verb.tech/investor-relations/governance/governance-and-nominating-committee.

Risk and Disclosure Committee

On June 10, 2021, our Board approved and adopted a charter to govern the Risk and Disclosure Committee. Currently, Messrs. Geiskopf, Bond, Cragun (Chairman), and Moy serve as members of the Risk and Disclosure Committee and each meets the independence requirements of Nasdaq and the SEC. The Risk and Disclosure Committee charter requires that each member of the Risk and Disclosure Committee meet the independence requirements of Nasdaq and the SEC. In addition to the enumerated responsibilities of the Risk and Disclosure Committee in the Risk and Disclosure Committee charter, the primary function of the Risk and Disclosure Committee is to assist our Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by us. The charter of the Risk and Disclosure Committee may be found online at https://www.verb.tech/investor-relations/governance/risk-and-disclosure.

Nominations Process and Criteria

As of April 12, 2023, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a formal policy with regard to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our requirements, as well as the qualifications of each candidate when it considers a nominee for a position on our Board. Accordingly, we do not currently have any specific or minimum criteria for the election of nominees to our Board and we do not have any specific process or procedure for evaluating such nominees. Our Board assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

Director Independence

Our Board is currently composed of six members. We have determined that the following five directors qualify as independent: James P. Geiskopf, Phillip J. Bond, Kenneth S. Cragun, Judith Hammerschmidt, and Edmund C Moy. We determined that Mr. Cutaia, our Chairman of the Board, President, Chief Executive Officer and Secretary, is not independent. We evaluated independence in accordance with the rules of Nasdaq and the SEC. Messrs. Geiskopf, Bond and Cragun also serve on our Audit, Compensation, Governance and Nominating, and Risk and Disclosure Committees. Ms. Hammerschmidt serves on our Compensation, and Governance and Nominating Committees. Mr. Moy serves on our Compensation, Governance and Nominating, and Risk and Disclosure Committees.

Stockholder Communications with the Board

Stockholders and other parties interested in communicating directly with our Board, a committee thereof, or any individual director, may do so by sending a written communication to the attention of the intended recipient(s) in care of the Corporate Secretary, Verb Technology Company, Inc., 3401 N. Thanksgiving Way, Suite 240, Lehi, Utah 84043. The Corporate Secretary will forward all appropriate communications to the Chairman of our Audit Committee.

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

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. We conducted our first director assessment in December 2021 and intend to conduct such assessments on an annual basis. An assessment was conducted in December 2022.

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

Board Diversity Matrix

In accordance with the rules of the Nasdaq Stock Market, the following table reflects our Board diversity matrix as of April 12, 2023:

Total Number of Directors	6

	Female	Male	Non- Binary	Did Not Disclose Gender

Part I: Gender Identity
Directors	1	5	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Involvement in Certain Legal Proceedings

Except as set forth below, during the last ten years, none of our directors and executive officers have been involved in any of the following events:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On June 23, 2015, Local Corporation, a Delaware corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, a Director of the Company, was chief financial officer of Local Corporation at the time of filing.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table and discussion below present compensation information for our executive officers as of December 31, 2022, which we refer to as our “named executive officers” (in thousands):

●	Rory J. Cutaia, our Chairman of the Board, President, Chief Executive Officer, and Secretary; and
●	Salman H. Khan, our Chief Financial Officer and Treasurer.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)		All Other Compensation ($)		Total ($)
Rory J. Cutaia(3)	2022	480	(4)	-	(5)	563	(6)	15	(7)	-		1,058	(10)
	2021	490		350	(8)	537	(9)	-		-		1,377	(10)

Salman H. Khan(11)	2022	245	(4)	31	(12)	342	(13)	27	(14)	-		645
	2021	-		-		-		-		-		-

Jeffrey R. Clayborne(15)	2022	25		-		-		-		186	(16)	211	(18)
	2021	250		-		322	(17)	-		-		572	(18)

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards, refer to Note 2 of our audited consolidated financial statements for the year ended December 31, 2022 of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during fiscal years ended December 31, 2022 and 2021 in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	On November 17, 2022, certain executive officers and directors agreed to accept a 25% reduction in cash compensation over a four-month period commencing December 1, 2022 in exchange for equity award grants.

(5)	Due to the Company’s cost savings plan, Mr. Cutaia was not paid his annual incentive target bonus of $490 for 2022.

(6)	Represents an annual incentive bonus of 404,432 restricted stock units with a fair market value of $1.19 per share. Represents 371,208 restricted stock units with a fair market value of $0.22 per share associated with the 25% reduction in cash compensation.

(7)	Represents the return of 117,924 vested restricted stock units with a fair market value of $0.165 per share that were replaced by a grant of 235,848 stock options with an exercise price of $0.22 per share and a fair market value of $34.

(8)	Represents an annual incentive bonus of $350.

(9)	Represents an annual incentive bonus of 317,682 restricted stock units.

(10)	As of December 31, 2022 and 2021, Mr. Cutaia had accrued but unpaid compensation equal to $764 and $1,031, respectively.

(11)	Mr. Khan was appointed as Chief Financial Officer and Treasurer on March 30, 2022. In connection with this appointment as the Company’s Chief Financial Officer, the Company has agreed to provide Mr. Khan the following compensation: (1) annual base salary of $250,000 and (2) 300,601 restricted shares of the Company’s common stock granted, 75,150 of which shall vest on March 30, 2023, 75,150 of which shall vest on March 30, 2024, 75,150 of which shall vest on March 30, 2025, and 75,151 of which shall vest on March 30, 2026. Mr. Khan will also be eligible to receive an annual performance bonus of up to 50% of his base salary.

(12)	Due to the Company’s cost savings plan, Mr. Khan was not paid his annual incentive target bonus of $125 for 2022. A one-time incentive bonus of $31 was paid in 27,212 shares of common stock with a fair market value of $1.13 per share.

(13)	Represents an annual incentive bonus of 300,601 restricted stock units with a fair market value of $0.998 per share. Represents 189,390 restricted stock units with a fair market value of $0.22 per share associated with the 25% reduction in cash compensation.

(14)	Represents a grant of 100,000 stock options.

(15)	Mr. Clayborne resigned as Chief Financial Officer and Treasurer effective January 20, 2022.

(16)	Represents a severance payment of $60 paid in 48,532 shares of common stock with a fair market value of $1.24 per share and $126 as part of a consulting agreement to be paid over a twelve (12) month period.

(17)	Represents the grant of an aggregate of 190,609 restricted stock units.

(18)	As of December 31, 2022 and 2021, Mr. Clayborne had accrued but unpaid compensation equal to $28 and $77, respectively. On February 14, 2022, Mr. Clayborne executed a separation agreement which settled all accrued and unpaid compensation as of January 20, 2022.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Rory J. Cutaia

On December 20, 2019, we entered into an executive employment agreement with Mr. Cutaia. The employment agreement is for a four-year term and can be extended for additional one-year periods. In addition to certain payments due to Mr. Cutaia upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Mr. Cutaia is entitled to an annual base salary of $430, which shall not be subject to reduction during the initial term, but will be subject to annual reviews and increases, if and as approved in the sole discretion of our board of directors, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). In addition, Mr. Cutaia is eligible to receive performance-based cash and/or stock bonuses upon attainment of performance targets established by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). We must make annual equity grants to Mr. Cutaia as determined by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). Finally, Mr. Cutaia is eligible for certain other benefits, such as health, vision, and dental insurance, life insurance, and 401(k) matching.

Mr. Cutaia earned total cash compensation for his services to us in the amount of $480 and $490 for the fiscal years ending December 31, 2022 and 2021, respectively. The lower amount in fiscal 2022 includes a 25% reduction in the cash compensation component over a four-month period starting December 1, 2022.

On January 20, 2022, we granted Mr. Cutaia a restricted stock unit totaling $481 payable in 404,432 shares of our common stock. The restricted stock unit is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.19 and was used to calculate fair market value.

On November 17, 2022, we granted Mr. Cutaia a restricted stock unit totaling $82 payable in 371,208 shares of our common stock. The restricted stock unit is subject to a four-month vesting period beginning December 1, 2022, with 25% of the award vesting on the last day of each month beginning December 31, 2022. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $0.22 and was used to calculate fair market value.

On November 17, 2022, Mr. Cutaia returned 117,924 shares that had been issued to him during the year. In exchange for those shares, we granted Mr. Cutaia 235,848 stock options with an exercise price of $0.22 per share. The shares vested on grant.

In fiscal 2021, Mr. Cutaia earned an annual incentive bonus totaling $350.

On January 4, 2021, we granted Mr. Cutaia a restricted stock unit totaling $537 payable in 317,682 shares of our common stock. The restricted stock unit is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

As of December 31, 2022 and 2021, Mr. Cutaia had accrued but unpaid compensation equal to $764 and $1,031, respectively.

Salman H. Khan

Mr. Khan was appointed as Chief Financial Officer and Treasurer on March 30, 2022. Mr. Khan earned total cash compensation for his services to us in the amount of $245 for the fiscal year ending December 31, 2022. The lower amount includes a 25% reduction in the cash compensation component over a four-month period starting December 1, 2022.

In fiscal 2022, Mr. Khan received a one-time incentive bonus of $31 which was paid in 27,212 shares of common stock with a fair market value of $1.13 per share.

On March 30, 2022, we granted Mr. Khan a restricted stock unit totaling $300,000 payable in 300,601 shares of our common stock. The restricted stock unit is subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $0.998 and was used to calculate fair market value.

On May 15, 2022, we granted Mr. Khan 100,000 stock options that vest annually over four years. The options have an exercise price of $0.30 per share and a fair market value of $27.

On November 17, 2022, we granted Mr. Khan a restricted stock unit totaling $42 payable in 189,390 shares of our common stock. The restricted stock unit is subject to a four-month vesting period beginning December 1, 2022, with 25% of the award vesting on the last day of each month beginning December 31, 2022. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $0.22 and was used to calculate fair market value.

Jeffrey R. Clayborne

Mr. Clayborne resigned as Chief Financial Officer and Treasurer effective January 20, 2022.

Mr. Clayborne was paid $25 in salary in 2022 for time worked up to his resignation and $60 as part of a severance agreement. Pursuant to a consulting agreement, Mr. Clayborne continued as a consultant to assist with transition matters and will be paid $126 as part of that agreement.

Mr. Clayborne earned a base salary of $250 for the fiscal year ended December 31, 2021.

On January 4, 2021, we granted Mr. Clayborne restricted stock units valued at $322 payable in 190,609 shares of our common stock. The restricted stock units were subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries of the grant date. The price per share as reported by Nasdaq on the day of issuance was $1.69 and was used to calculate fair market value.

As of December 31, 2022 and 2021, Mr. Clayborne had accrued but unpaid compensation equal to $28 and $77, respectively.

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

On February 17, 2023, our board of directors approved an additional 15,000,000 shares of common stock to be authorized under the Incentive Plan, and on April 10, 2023, our stockholders approved the additional 15,000,000 shares of our common stock to be authorized for awards granted under the Incentive Plan.

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

Available Shares

Subject to the adjustment provisions included in the Incentive Plan, a total of 16,000,000 shares of our common stock are authorized for awards granted under the Incentive Plan. On February 17, 2023, our board of directors approved an additional 15,000,000 shares of common stock to be authorized under the Incentive Plan, and on April 10, 2023, our stockholders approved the additional 15,000,000 shares of our common stock to be authorized for awards granted under the Incentive Plan. Shares subject to awards that have been canceled, expired, settled in cash, or not issued or forfeited for any reason (in whole or in part), will not reduce the aggregate number of shares that may be subject to or delivered under awards granted under the Incentive Plan and will be available for future awards granted under the Incentive Plan.

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

New Plan Benefits

The amount of future grants under the Incentive Plan is not determinable, as awards under the Incentive Plan will be granted at the sole discretion of the administrator. We cannot determine at this time either the persons who will receive awards under the Incentive Plan or the amount or types of any such awards.

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

Termination of Employment or Board Membership

At the grant date, the administrator is authorized to determine the effect a termination from membership on the board of directors by a non-employee director for any reason or a termination of employment (as defined in the Incentive Plan) due to disability (as defined in the Incentive Plan), retirement (as defined in the Incentive Plan), death, or otherwise (including termination for cause (as defined in the Incentive Plan)) will have on any award. Unless otherwise provided in the award agreement:

●	Upon termination from membership on our board of directors by a non-employee director for any reason other than disability or death, any option or stock appreciation right held by such director that (i) has not vested and is not exercisable as of the termination effective date will be subject to immediate cancellation and forfeiture or (ii) is vested and exercisable as of the termination effective date shall remain exercisable for one year thereafter, or the remaining term of the option or stock appreciation right, if less. Any unvested stock award, stock unit award, or other stock-based award held by a non-employee director at the time of termination from membership on our board of directors for a reason other than disability or death will immediately be cancelled and forfeited.

●	Upon termination from membership on our board of directors by a non-employee director due to disability or death will result in full vesting of any outstanding option or stock appreciation rights and vesting of a prorated portion of any stock award, stock unit award, or other stock-based award based upon the full months of the applicable performance period, vesting period, or other period of restriction elapsed as of the end of the month in which the termination from membership on our board of directors by a non-employee director due to disability or death occurs over the total number of months in such period. Any option or stock appreciation right that vests upon disability or death will remain exercisable for one year thereafter, or the remaining term of the option or stock appreciation right, if less. In the case of any stock award, stock unit award, or other stock-based award that vests on the basis of attainment of performance criteria (as defined in the Incentive Plan), the pro rata vested amount will be based upon the target award.

●	Upon termination of employment due to disability or death, any option or stock appreciation right held by an employee will, if not already fully vested, become fully vested and exercisable as of the effective date of such termination of employment due to disability or death, or, in either case, the remaining term of the option or stock appreciation right, if less. Termination of employment due to disability or death shall result in vesting of a prorated portion of any stock award, stock unit award, or other stock-based award based upon the full months of the applicable performance period, vesting period, or other period of restriction elapsed as of the end of the month in which the termination of employment due to disability or death occurs over the total number of months in such period. In the case of any stock award, stock unit award, or other stock-based award that vests on the basis of attainment of performance criteria, the pro-rata vested amount will be based upon the target award.

●	Any option or stock appreciation right held by an awardee at retirement that occurs at least one year after the grant date of the option or stock appreciation right will remain outstanding for the remaining term of the option or stock appreciation right and continue to vest; any stock award, stock unit award, or other stock based award held by an awardee at retirement that occurs at least one year after the grant date of the award shall also continue to vest and remain outstanding for the remainder of the term of the award.

●	Any other termination of employment shall result in immediate cancellation and forfeiture of all outstanding awards that have not vested as of the effective date of such termination of employment, and any vested and exercisable options and stock appreciation rights held at the time of such termination of such termination of employment shall remain exercisable for 90 days thereafter or the remaining term of the option or stock appreciation right, if less. Notwithstanding the foregoing, all outstanding and unexercised options and stock appreciation rights will be immediately cancelled in the event of a termination of employment for cause.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, certain information concerning outstanding restricted stock awards as of December 31, 2022:

Name	Number of securities underlying unvested restricted stock awards (#)	Fair Value ($)	Vest date
Rory J. Cutaia	88,207	1.36	December 23, 2023(1)
	235,849	1.06	July 29, 2024(1)
	238,262	1.69	January 4, 2025(1)
	404,432	1.19	January 20, 2026(1)
	278,406	0.22	March 31, 2023(2)

Salman H. Khan(3)	300,601	0.99	March 30, 2026(1)
	142,043	0.22	March 31, 2023(2)

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	25% vesting at the end of each month starting on December 1, 2022.

(3)	Mr. Khan was appointed as Chief Financial Officer and Treasurer on March 30, 2022.

The following table sets forth, for each named executive officer, certain information concerning outstanding option awards as of December 31, 2022:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option Exercise price ($)	Option expiration date
Rory J. Cutaia	16,667	-	4.35	January 8, 2024(2)
	235,848	-	0.22	November 16, 2027(2)

Salman H. Khan(3)	75,000	225,000	1.15	May 20, 2026(1)
	-	100,000	0.30	May 15, 2026(1)

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	All shares have fully vested.

(3)	Mr. Khan was appointed as Chief Financial Officer and Treasurer on March 30, 2022.

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

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2022 (in thousands):

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
James P. Geiskopf	175	-	(2)	175

Philip J. Bond	72	-	(3)	72

Kenneth S. Cragun	72	-	(3)	72

Nancy Heinen(4)	56	-	(5)	56

Judith Hammerschmidt	72	-	(3)	72

Edmund C. Moy(6)	-	-		-

(1)	Rory J. Cutaia, our Chairman of the Board, Chief Executive Officer, President, and Secretary during the fiscal year ending December 31, 2022, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	Represents a restricted stock unit totaling 101,658 shares of our common stock valued at $1.69 per share, which was the closing price reported on The Nasdaq Capital Market. The restricted stock unit vested on the first anniversary from the grant date. On November 17, 2022, 101,658 shares of our common stock were returned and replaced with 203,316 stock options, which vested on grant, with an exercise price of $0.22 per share.

(3)	Represents a restricted stock unit totaling 50,829 shares of our common stock valued at $1.69 per share, which was the closing price reported on The Nasdaq Capital Market. The restricted stock unit vested on the first anniversary from the grant date. On November 17, 2022, 50,829 shares of our common stock were returned and replaced with 101,658 stock options, which vested on grant, with an exercise price of $0.22 per share.

(4)	Ms. Heinan did not seek re-election to the board and her term ended on October 21, 2022.

(5)	Represents a restricted stock unit totaling 50,829 shares of our common stock valued at $1.69 per share, which was the closing price reported on The Nasdaq Capital Market. The restricted stock unit vested on the first anniversary from the grant date. On November 17, 2022, 50,829 shares of our common stock were returned.

(6)	Mr. Moy was elected to serve on the board of directors on October 21, 2022.

Narrative Disclosure to Director Compensation Table

The annual board fee payable in cash and our common stock for our Lead Director and directors is 175 and 75, respectively. In addition, we intend to provide a restricted stock unit based on recommendations from our compensation consultants. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

James P. Geiskopf

Mr. Geiskopf earned total cash compensation for his services to us in the amount of $175 and $175 for fiscal years 2022 and 2021, respectively.

On January 20, 2022, the Company granted Mr. Geiskopf restricted stock units totaling $154 payable in 129,418 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.19 and was used to calculate fair market value.

On November 17, 2022, the Company granted Mr. Geiskopf restricted stock units totaling $29 payable in 132,572 shares of its common stock as part of the Company’s Cost Savings Plan where executive officers and directors agreed to accept a 25% reduction in cash compensation over a four-month period. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $0.22 and was used to calculate fair market value.

On November 17, 2022, Mr. Geiskopf returned to the Company 101,658 shares of common stock that were previously issued on January 4, 2022 as part of a restricted stock unit grant that had vested. In exchange, Mr. Geiskopf was issued 203,316 stock options with an exercise price of $0.22 per share. The stock options vested on grant.

On January 4, 2021, the Company granted Mr. Geiskopf restricted stock units totaling $172 payable in 101,658 shares of our common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

Philip J. Bond

Mr. Bond earned total cash compensation for his services to us in the amount of $72 and $75 for the fiscal years ending December 31, 2022 and 2021, respectively.

On January 20, 2022, the Company granted Mr. Bond restricted stock units totaling $77 payable in 64,709 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.19 and was used to calculate fair market value.

On November 17, 2022, Mr. Bond returned to the Company 50,829 shares of common stock that were previously issued on January 4, 2022 as part of a restricted stock unit grant that had vested. In exchange, Mr. Bond was issued 101,658 stock options with an exercise price of $0.22 per share. The stock options vested on grant.

On January 4, 2021, the Company granted Mr. Bond restricted stock units totaling $86 payable in 50,829 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

Kenneth S. Cragun

Mr. Cragun earned total cash compensation for his services to us in the amount of $72 and $75 for the fiscal years ending December 31, 2022 and 2021, respectively.

On January 20, 2022, the Company granted Mr. Cragun restricted stock units totaling $77 payable in 64,709 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.19 and was used to calculate fair market value.

On November 17, 2022, Mr. Cragun returned to the Company 50,829 shares of common stock that were previously issued on January 4, 2022 as part of a restricted stock unit grant that had vested. In exchange, Mr. Cragun was issued 101,658 stock options with an exercise price of $0.22 per share. The stock options vested on grant.

On January 4, 2021, the Company granted Mr. Cragun restricted stock units totaling $86 payable in 50,829 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

Nancy Heinen

Ms. Heinen did not seek re-election to the board and her term ended on October 21, 2022. Ms. Heinen earned total cash compensation for her services to us in the amount of $56 and $75 for the fiscal years ending December 31, 2022 and 2021, respectively.

On January 20, 2022, the Company granted Ms. Heinen restricted stock units totaling $77 payable in 64,709 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.19 and was used to calculate fair market value.

On November 17, 2022, Ms. Heinen returned to the Company 50,829 shares of common stock that were previously issued on January 4, 2022 as part of a restricted stock unit grant that had vested.

On January 4, 2021, the Company granted Ms. Heinen restricted stock units totaling $86 payable in 50,829 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

Judith Hammerschmidt

Ms. Hammerschmidt earned total cash compensation for her services to us in the amount of $72 and $75 for the fiscal years ending December 31, 2022 and 2021, respectively.

On January 20, 2022, the Company granted Ms. Hammerschmidt restricted stock units totaling $77 payable in 64,709 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.19 and was used to calculate fair market value.

On November 17, 2022, Ms. Hammerschmidt returned to the Company 50,829 shares of common stock that were previously issued on January 4, 2022 as part of a restricted stock unit grant that had vested. In exchange, Ms. Hammerschmidt was issued 101,658 stock options with an exercise price of $0.22 per share. The stock options vested on grant.

On January 4, 2021, the Company granted Ms. Hammerschmidt restricted stock units totaling $86 payable in 50,829 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $1.69 and was used to calculate fair market value.

Edmund C. Moy

Mr. Moy was elected to the board on October 21, 2022 and earned total cash compensation for his services to us in the amount of $0 for the fiscal year ending December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding restricted stock awards as of December 31, 2022:

Name	Number of securities underlying unvested restricted stock units (#)		Fair Value ($)	Vest date
James P. Geiskopf	129,418	(3)	1.19	January 20, 2023(1)
	99,429		0.22	March 31, 2023(2)

Philip J. Bond	64,709	(4)	1.19	January 20, 2023(1)

Kenneth S. Cragun	64,709	(4)	1.19	January 20, 2023(1)

Judith Hammerschmidt	64,709	(4)	1.19	January 20, 2023(1)

(1)	Fully vests on the first anniversary from the grant date.

(2)	25% vesting at the end of each month starting on December 1, 2022.

(3)	On January 20, 2023, the 129,418 restricted stock units were cancelled and replaced with a grant of 129,418 stock options. The stock options vested on grant date, have an exercise price of $0.23 per share and expire in 10 years.

(4)	On January 20, 2023, the 64,709 restricted stock units were cancelled and replaced with a grant of 64,709 stock options. The stock options vested on grant date, have an exercise price of $0.23 per share and expire in 10 years.

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of December 31, 2022:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration Date
James P. Geiskopf	203,316	-	0.22	November 16, 2027(1)

Philip J. Bond	66,667	-	7.50	August 27, 2023(1)
	101,658	-	0.22	November 16, 2027(1)
	14,205	42,614	0.22	November 16, 2027(2)

Kenneth S. Cragun	66,667	-	7.50	August 27, 2023(1)
	101,658	-	0.22	November 16, 2027(1)
	14,205	42,614	0.22	November 16, 2027(2)
Judith Hammerschmidt	101,658	-	0.22	November 16, 2027(1)
	14,205	42,614	0.22	November 16, 2027(2)
Edmund C. Moy	14,205	42,614	0.22	November 16, 2027(2)

(1)	All shares have fully vested.

(2)	25% vesting at the end of each month starting on December 1, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2023, certain information with respect to the beneficial ownership of our common stock by (i) each of our current directors and director nominees, (ii) each of our named executive officers, (iii) our directors, director nominees and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our outstanding common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe, based on the information furnished to us, that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock issuable upon conversion of convertible notes, exercise of options or warrants, or settlement of restricted stock units, or that may become issuable within 60 days of April 12, 2023, are considered outstanding and beneficially owned by the person holding the convertible notes, options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Verb Technology Company, Inc., 3401 N Thanksgiving Way, Suite 240, Lehi, Utah 84043.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Rory J. Cutaia	Common	6,832,551	(4)	4.4%
	Series B Preferred	1		100%
James P. Geiskopf	Common	1,289,497	(5)	* %
Judith Hammerschmidt	Common	462,320	(6)	*
Philip J. Bond	Common	445,280	(7)	*
Kenneth S. Cragun	Common	445,280	(7)	*
Salman H. Khan	Common	454,294	(8)	*
Edmund C. Moy	Common	56,818	(9)	*

All directors and executive officers as a group	Common	9,986,040		6.3%

*	Less than 1%.

(1)	Messrs. Cutaia, Geiskopf, Bond, Cragun, and Moy and Mses. Hammerschmidt are current directors. Messrs. Cutaia and Khan are the named executive officers (and our only executive officers).

(2)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is: c/o Verb Technology Company, Inc., 3401 North Thanksgiving Way, Suite 240, Lehi, Utah 84043.

(3)	Percentage of common stock is based on 154,755,360 shares of our common stock outstanding as of April 12, 2023.

(4)	Consists of (i) 5,286,158 shares of common stock held directly by Mr. Cutaia, (ii) 240,240 shares of common stock held by Cutaia Media Group Holdings, LLC (an entity over which Mr. Cutaia has dispositive and voting authority), (iii) 54,006 shares of common stock held by Mr. Cutaia’s spouse (as to which shares, he disclaims beneficial ownership), (iv) 4,500 shares of common stock held jointly by Mr. Cutaia and his spouse, (v) 252,515 shares of common stock underlying stock options exercisable within 60 days of April 12, 2023, (vi) 138,889 shares of common stock underlying warrants granted to Mr. Cutaia that are exercisable within 60 days of April 12, 2023, (vii) and (viii) 856,243 shares of common stock underlying convertible notes previously issued to Mr. Cutaia, determined by dividing the aggregate amount of principal and accrued interest as of April 12, 2023, which was $881,930, by the fixed conversion price of $1.03. This amount excludes 786,220 shares of common stock underlying restricted stock units that will not vest within 60 days of April 12, 2023. For additional information about the convertible notes issued to Mr. Cutaia, refer to the section titled “Certain Relationships and Related Transactions.”

(5)	Consists of (i) 951,429 shares of common stock held directly, (ii) 5,334 shares of common stock held by Mr. Geiskopf’s children, and (iii) 332,734 shares of common stock underlying stock options exercisable within 60 days of April 12, 2023.

(6)	Consists of (i) 239,135 shares of common stock held directly, and (ii) 223,185 shares of common stock underlying stock options exercisable within 60 days of April 12, 2023.

(7)	Consists of (i) 155,428 shares of common stock held directly, and (ii) 289,852 shares of common stock underlying stock options exercisable within 60 days of April 12, 2023.

(8)	Consists of (i) 279,294 shares of common stock held directly, and (ii) 175,000 shares of common stock underlying stock options exercisable within 60 days of April 12, 2023.

(9)	Consists of 56,818 shares of common stock underlying stock options exercisable within 60 days of April 12, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding restricted stock awards, options, warrants and rights (a)	Weighted-average exercise price of outstanding restricted stock awards, options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,334,107	$0.90	641,924
Equity compensation plans not approved by security holders	467,543	$3.70	-
Total	8,801,650	$1.05	641,924

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since January 1, 2021, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties on December 31, 2022 and 2021 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2021	Amount Outstanding as of December 31, 2022	Interest Paid Since January 1, 2022	Interest Paid Since January 1, 2021
Note 1(1)	December 1, 2015	April 1, 2023	12.0%	$1,249	$811	$811	$-	$91
Note 2(2)	December 1, 2015	April 1, 2017	12.0%	112	112	-	-	-
Note 3(3)	April 4, 2016	June 4, 2021	12.0%	343	240	45	-	44
Total notes payable – related parties					$1,163	$856	$-	$135

(1)	On December 1, 2015, we issued a convertible note payable to Mr. Cutaia in the principal amount of $1,249 to consolidate all loans and advances made by Mr. Cutaia to us as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and initially matured on February 8, 2021. 30% of the original principal amount of the note, or $375, was converted to common stock in 2018, while the remaining balance of $825 was not initially convertible. As of December 31, 2021, the outstanding principal balance of the note was $725 and the accrued interest was $0.

In February 2021, Mr. Cutaia and the Company amended the note to extend the maturity date from February 8, 2021 to February 8, 2023. In exchange for the extension, the Company issued Mr. Cutaia warrants to purchase 138,889 shares of common stock with a grant date fair value of $287. The warrants were fully vested upon issuance, are exercisable at $2.61 per share, and have a term of three years. There were no other changes to the original terms of the note. On May 19, 2021, our Board approved the ability to convert the note payable into equity of the Company at the discretion of the holder. The conversion price is the fair market value of our common stock on the day of conversion.

On May 19, 2021, our Board approved an amendment to the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date.

As of December 31, 2022, the outstanding balance of the note was $725 and the accrued interest was $86. Assuming all principal and interest owed under the note had converted into common stock on that date, it would have converted into an aggregate of 787,499 shares, based on the fixed conversion price.

(2)	On December 1, 2015, we issued a note payable to a former director in the principal amount of $112, representing unpaid consulting fees as of November 30, 2015. The note was unsecured, bore interest at a rate of 12% per annum, and matured in April 2017.

On September 24, 2021, we settled all amounts owed under the note for $140.

(3)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the principal amount of $343 to consolidate all loans and advances made by Mr. Cutaia to us during the period December 2015 through March 2016. The note bears interest at a rate of 12% per annum, is secured by our assets, and initially matured on June 4, 2021. 30% of the original principal amount of the note, or $103, was converted to common stock in 2018, while the remaining balance of $240 was not initially convertible.

On May 19, 2021, our Board approved an amendment to the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. On the same date, $200 of the principal amount of the note was converted into 194,175 shares of common stock at the fixed conversion price.

As of December 31, 2022, the outstanding balance of the note amounted to $40 and the accrued interest was $5. Assuming all principal and interest owed under the note had converted into common stock on that date, it would have converted into an aggregate of 43,852 shares, based on the fixed conversion price.

Series B Preferred Stock

On February 17, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Rory J. Cutaia, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), to the Purchaser for $5,000.00 in cash. The sale closed on February 17, 2023.

The Certificate of Designation provides that the holder of the Series B Preferred Stock will have 700,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock and to increase the number of authorized shares of common stock of the Company. The Series B Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion, both For and Against, as shares of the common stock are voted. The Series B Preferred Stock otherwise has no voting rights except as otherwise required by the Nevada Revised Statutes.

The Series B Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series B Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series B Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Articles of Incorporation implementing a reverse stock split and the increase in authorized shares of common stock of the Company. Upon such redemption, the holder of the Series B Preferred Stock will receive the redemption price of $5,000.00 in cash.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Nasdaq Listing Rules. Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

Our Board is currently composed of six members. We have determined that the following five directors qualify as independent: James P. Geiskopf, Phillip J. Bond, Kenneth S. Cragun, Judith Hammerschmidt, and Edmund C Moy. We determined that Mr. Cutaia, our Chairman of the Board, President, Chief Executive Officer and Secretary, is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for the year ended December 31, 2022 and 2021 for professional services rendered by our independent registered public accounting firm, Weinberg & Company, P.A. (in thousands):

Fees	2022	2021
Audit Fees	$213	$224
Audit-Related Fees	2	2
Tax Fees	52	44
All Other Fees	27	50
Total Fees	$294	$320

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit Fees – These are fees performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to form an opinion on our financial statements.
●	Audit-Related Fees – These are fees for expenses by the independent auditors that are associated with the audit, but don’t fall within the above-described category.
●	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax group, except those services related to the audit of our financial statements.
●	All Other Fees – These are fees for other permissible work, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, and for other permissible work performed that does not meet the above-described categories.

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Verb Technology Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verb Technology Company, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Notes 2 and 5 to the consolidated financial statements, the Company conducts its goodwill impairment testing on an annual basis as of December 31 or whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Impairment of goodwill is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit.

The Company’s annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. As a result of this qualitative assessment, the Company determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test, the Company determined that goodwill was impaired by $10,183. As a result of the impairment losses recognized, the carrying amount of the Company’s goodwill was reduced to $9,581 as of December 31, 2022.

We identified the evaluation of goodwill impairment assessment as a critical audit matter because of the significant judgment by management when determining the fair value of the reporting unit. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included:

●	We compared forecasts prepared by management used in its impairment analysis to historical revenues and costs for reasonableness.
●	We performed procedures to verify the mathematical accuracy of the calculations used by management.
●	We recalculated the impairment recorded for goodwill of $10,183 based on the excess of the carrying value of goodwill over its estimated fair value as of December 31, 2022.
●	We assessed the appropriateness of the disclosures in the financial statements.

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 17, 2023

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS

Current assets
Cash	$2,429	$937
Accounts receivable, net	1,024	1,382
Prepaid expenses and other current assets	605	875
Total current assets	4,058	3,194

Capitalized software development costs, net	6,176	4,348
ERC receivable	1,528	-
Property and equipment, net	537	702
Operating lease right-of-use assets	1,473	2,177
Intangible assets, net	833	3,953
Goodwill	9,581	19,764
Other non-current assets	306	293

Total assets	$24,492	$34,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,638	$3,751
Accrued expenses	1,646	3,500
Accrued officers’ compensation	764	1,209
Advances on future receipts, net	1,641	4,181
Notes payable – related party, current	765	40
Notes payable, current	3,704	-
Convertible notes payable, current	1,334	-
Deferred incentive compensation to officers, current	-	521
Operating lease liabilities, current	476	592
Contract liabilities	1,340	986
Derivative liability	222	3,155

Total current liabilities	16,530	17,935

Long-term liabilities
Notes payable, non-current	1,215	150
Notes payable – related party, non-current	-	725
Operating lease liabilities, non-current	1,581	2,299
Total liabilities	19,326	21,109

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized: Series A Convertible Preferred Stock, 6,000 shares authorized; 0 issued and outstanding as of December 31, 2022 and 2021	-	-
Class A units, 100 shares issued and authorized as of December 31, 2022 and 2021	-	-
Class B units, 2,642,159 shares authorized, 0 issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 116,720,671 issued and outstanding as of December 31, 2022 and 72,942,948 issued and outstanding as of December 31, 2021	12	7
Additional paid-in capital	158,618	129,342
Accumulated deficit	(153,464)	(116,027)

Total stockholders’ equity	5,166	13,322

Total liabilities and stockholders’ equity	$24,492	$34,431

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenue
Digital revenue
SaaS recurring subscription revenue	$7,663	$6,831
Other digital revenue	611	1,347
Total digital revenue	8,274	8,178

Non-digital revenue	1,161	2,346

Total revenue	9,435	10,524

Cost of revenue
Digital	2,306	2,249
Non-digital	1,005	2,255
Total cost of revenue	3,311	4,504

Gross margin	6,124	6,020

Operating expenses
Research and development	5,188	12,345
Depreciation and amortization	2,529	1,677
General and administrative	25,234	25,710
Impairment loss	11,965	-
Total operating expenses	44,916	39,732

Loss from operations	(38,792)	(33,712)

Other income (expense), net
Interest expense	(2,947)	(2,575)
Change in fair value of derivative liability	2,933	598
Other income, net	1,369	91
Debt extinguishment, net	-	1,112
Total other income (expense), net	1,355	(774)

Net loss	(37,437)	(34,486)

Deemed dividend to Series A preferred stockholders	-	(348)
Deemed dividend due to warrant reset	(246)	-

Net loss to common stockholders	$(37,683)	$(34,834)

Loss per share – basic and diluted	$(0.39)	$(0.55)
Weighted average number of common shares outstanding – basic and diluted	97,081,758	63,324,440

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the year ended December 31, 2022:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	-	$-	100	$-	-	$-	72,942,948	$7	$129,342	$(116,027)	$13,322
Issuance of common stock in connection with public offering, net	-	-	-	-	-	-	39,211,991	4	24,052	-	24,056
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	-	-	-	-	607,287	-	-	-	-
Issuance of common stock upon exercise of options	-	-	-	-	-	-	332,730	-	377	-	377
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	522,424	-	465	-	465
Fair value of common shares issued for services	-	-	-	-	-	-	2,166,711	1	1,560	-	1,561
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	1,359,478	-	2,783	-	2,783
Fair value of common shares returned and replaced with stock options							(422,898)		39		39
Net loss	-	-	-	-	-	-	-	-	-	(37,437)	(37,437)
Balance as of December 31, 2022	-	$-	100	$-	-	$-	116,720,671	$12	$158,618	$(153,464)	$5,166

For the year ended December 31, 2021:

	Preferred Stock		Class A		Class B		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	2,006	$-	100	$-	2,642,159	$3,065	47,795,009	$5	$89,216	$(81,541)	$10,745

Issuance of common stock in connection with public offering, net	-	-	-	-	-	-	14,076,696	2	22,064	-	22,066
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	2,254,411	-	2,784	-	2,784
Issuance of common stock upon exercise of options	-	-	-	-	-	-	676,715	-	802	-	802
Fair value of common shares issued upon conversion of note payable – related party	-	-	-	-	-	-	194,175	-	200	-	200
Fair value of common shares issued to settle lawsuit	-	-	-	-	-	-	600,000	-	678	-	678
Conversion of Series A Preferred to common stock	(2,006)	-	-	-	-	-	1,978,728	-	348	-	348
Fair value of shares issued to Series A preferred stockholders – deemed dividend	-	-	-	-	-	-	-	-	(348)	-	(348)
Fair value of common shares issued for services	-	-	-	-	-	-	1,344,499	-	2,188	-	2,188
Fair value of vested restricted stock awards	-	-	-	-	-	-	1,177,378	-	1,627	-	1,627
Fair value of vested stock options and warrants	-	-	-	-	-	-	-	-	1,596	-	1,596
Extinguishment of derivative liability upon exercise of warrants	-	-	-	-	-	-	-	-	4,513	-	4,513
Fair value of common shares issued to settle accounts payable and accrued expenses	-	-	-	-	-	-	203,178	-	322	-	322
Fair value of warrants issued to officer to modify note payable	-	-	-	-	-	-	-	-	287		287
Conversion of Class B units to common shares	-	-	-	-	(2,642,159)	(3,065)	2,642,159	-	3,065	-	-
Net loss	-	-	-	-	-	-	-	-	-	(34,486)	(34,486)
Balance as of December 31, 2021	-	$-	100	$-	-	$-	72,942,948	$7	$129,342	$(116,027)	$13,322

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021

Operating Activities:
Net loss	$(37,437)	$(34,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,455	5,668
Loss on impairment of goodwill and intangible assets	11,965	-
Amortization of debt discount	1,799	2,461
Amortization of debt issuance costs	566	-
Change in fair value of derivative liability	(2,933)	(598)
Debt extinguishment costs, net	-	(1,112)
Depreciation and amortization	2,529	1,677
Loss on lease termination	22	-
(Gain)/loss on disposal of property and equipment	10	(5)
Allowance for doubtful accounts	613	300
Effect of changes in assets and liabilities:
Accounts receivable	(255)	(763)
Operating lease right-of-use assets	372	553
Prepaid expenses and other current assets	261	(96)
ERC receivable	(1,528)	-
Other assets	(13)	(224)
Accounts payable, accrued expenses, and accrued interest	716	1,218
Contract liabilities	354	714
Deferred incentive compensation	(377)	(521)
Operating lease liabilities	(525)	(648)
Net cash used in operating activities	(19,406)	(25,862)

Investing Activities:
Proceeds from sale of property and equipment	3	11
Capitalized software development costs	(4,645)	(2,248)
Purchases of intangible assets	(82)	-
Purchases of property and equipment	(24)	(26)
Net cash used in investing activities	(4,748)	(2,263)

Financing Activities:
Proceeds from sale of common stock	24,056	22,066
Proceeds from notes payable	11,020	-
Advances on future receipts	2,725	12,778
Proceeds from exercise of options	377	802
Proceeds from exercise of warrants	-	2,784
Payment of advances of future receipts	(6,685)	(11,168)
Payment of notes payable	(4,950)	-
Payment for debt issuance costs	(897)	(15)
Net cash provided by financing activities	25,646	27,247

Net change in cash	1,492	(878)

Cash - beginning of period	937	1,815

Cash - end of period	$2,429	$937

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share and per share data)

1.	DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. Verb conducts its operations through various subsidiaries and was incorporated in 2012 in the state of Nevada.

The Company is a Software-as-a-Service (“SaaS”) applications platform developer that offers three platforms, each designed for a specific target customer. Its SaaS platform for the direct sales industry is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Available in both mobile and desktop versions, its base SaaS product is verbCRM, a Customer Relationship Management (“CRM”) application, to which the Company’s clients can add a choice of enhanced, fully integrated application modules that include verbLEARN, our gamified Learning Management System application; verbLIVE, a Live Stream interactive eCommerce application; and verbPULSE, a business/augmented intelligence notification and sales coach application. verbTEAMS is a standalone, self-onboarding, video-based CRM and content management application for life sciences companies, professional sports teams, small businesses, and solopreneurs, with seamless one-button synchronization with Salesforce, that also comes bundled with verbLIVE. MARKET.live is the Company’s multi-vendor, multi-presenter, livestream social shopping platform, that combines ecommerce and entertainment.

The Company also provides certain non-digital services to some of its enterprise clients such as printing and fulfillment services.

On April 12, 2019, the Company acquired Sound Concepts Inc. (“Sound Concepts”). The acquisition was intended to augment and diversify the Company’s internet and Software-as-a-Service (“SaaS”) business. Sound Concepts is now known as Verb Direct, LLC.

On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, acquired Ascend Certification, LLC, dba SoloFire (“SoloFire”). The acquisition was intended to augment and diversify the Company’s internet and SaaS business.

On October 18, 2021, the Company established verbMarketplace, LLC (“Market LLC”), a Nevada limited liability company. Market LLC is a wholly owned subsidiary of the Company established for the MARKET.live platform.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2022, the Company incurred a net loss of $37,437 and used cash in operations of $19,406. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements were issued.

As of December 31, 2022, the Company had cash of $2,429.

Equity financing:

During the year ended December 31, 2022, the Company issued 39,211,991 shares of common stock which resulted in proceeds of $24,056, net of offering costs of $1,731 (see Note 11). Subsequent to December 31, 2022, the Company issued 36,051,000 shares of the Company’s common stock which resulted in proceeds of approximately $6,600, net of offering costs of approximately $600.

Debt financing:

During the year ended December 31, 2022, the Company received $11,020 from the issuance of two promissory notes in the aggregate principal amount of $11,770 (see Note 9). At December 31, 2022, the aggregate principal outstanding on these notes totaled $6,820, of which $1,350 was paid off in January 2023 (see Note 17). In addition, in September 2022, the U.S. Small Business Administration approved a loan of $350, which, as of April 17, 2023, the Company has not received.

Other:

The Company, through its Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1,500 through Employee Retention Credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the COVID-19 pandemic. As of December 31, 2022, the Company recorded a receivable of $1,528 as the amended payroll tax returns have been filed with the IRS related to the quarterly periods ending June 2021 and September 2021. Due to the uncertain timing of the receipt of this receivable, it is being classified as a long-term asset in the consolidated balance sheet.

In November 2022, a cost savings plan was approved and implemented to improve liquidity and preserve cash for operations (the “Cost Savings Plan”). This plan is expected to further reduce expenses moving forward through such actions as a reduction in force, elimination of certain services provided by various vendors, and a 25% reduction in cash compensation by senior management over a four-month period in exchange for shares of common stock.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation within the consolidated balance sheets and consolidated statements of cash flows for the years ended December 31, 2022 and 2021.

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

Significant estimates include assumptions made in analysis of reserves for allowance of doubtful accounts, assumptions made in purchase price allocations, impairment testing of long-term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and valuation of equity instruments issued for services. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company derives its revenue primarily from providing application services through the SaaS application, digital marketing and sales support services.

A description of our principal revenue generating activities is as follows:

1.	Digital Revenue, which is divided into two main categories:

a.	SaaS recurring digital revenue based on contract-based subscriptions to the Company’s app products and platform services which include verbCRM, verbLEARN, verbLIVE, verbTEAMS, and verbPULSE. The revenue is recognized straight-line over the subscription period.

b.	Non-SaaS, non-recurring digital revenue, which is revenue generated by the use of app products and in-app purchases, such as sampling and other services obtained through the app. The revenue for samples is recognized upon completion and shipment, while the design fees are recognized when the service has been rendered, collectability is reasonably assured, and the app is delivered to the customer.

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

2.	Non-digital revenue, which is revenue the Company generates from non-app, non-digital sources through ancillary services provided as an accommodation to clients and customers. These services include design, printing, fulfillment and shipping services. The revenue is recognized upon completion and shipment of products or fulfillment to customers. Effective April 1, 2022, the Company entered into a customer referral agreement with a third party for its cart site and printing business. Under the agreement, the Company earns a 10% commission for customer referrals and 8% on merchandise sales and certain cart site design fees, all of which are recognized as non-digital revenue on a net basis.

Revenues during the years ended December 31, 2022 and 2021, were substantially all generated from clients and customers located within the United States of America, though some utilize the Company’s applications outside the United States of America.

Cost of Revenue

Cost of revenue primarily consists of the salaries of certain employees and contractors, digital content costs, purchase price of consumer products, packaging supplies, and customer shipping and handling expenses. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of revenue upon sale of products to its customers.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company considers certain internal sales commissions as incremental costs of obtaining the contract with customers. Internal sales commissions for subscription offerings where the Company expects the benefit of those costs to continue throughout the subscription are capitalized and amortized ratably over the period of benefit, which generally ranges over a period of one year. Total capitalized costs to obtain a contract are not significant and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Contract Liabilities

Contract liabilities represent consideration received from customers under revenue contracts for which the Company has not yet delivered or completed its performance obligation to the customer. Contract liabilities are recognized over the contract period.

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	As of December 31,
	2022	2021

Beginning balance	$986	$272

Increase due to deferral of revenue	3,357	2,755
Decrease due to recognition of revenue	(3,003)	(2,041)

Ending balance	$1,340	$986

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is non-interest bearing. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of December 31, 2022 and 2021, the allowance for doubtful accounts balance was $1,218 and $615, respectively.

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

Amortization expense related to capitalized software development costs are recorded in depreciation and amortization in the consolidated statements of operations.

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

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of developed technology and customer contracts. Indefinite-lived intangible assets consist of domain names. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

In December 2022, the Company recorded an impairment loss of $440 on its indefinite-lived intangible assets that had been recognized as part of the Sound Concepts acquisition in 2019. The Company also recorded an impairment loss of $2 that had been recognized as part of the Solofire acquisition in 2020. As a result of the impairment losses recognized, the carrying amount of the Company’s indefinite-lived intangible assets were reduced to $0 as of December 31, 2022.

The Company did not record any impairment charges related to indefinite lived intangible assets for the year ended December 31, 2021.

Goodwill

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill and indefinite lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit.

The Company’s annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. As a result of this qualitative assessment, the Company determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $10,183. As a result of the impairment losses recognized, the carrying amount of the Company’s goodwill was reduced to $9,581 as of December 31, 2022.

The following table provides a breakdown of the change in goodwill for the year ended December 31, 2022:

	2022
	Sound Concepts	Solofire	Total
Beginning Balance	$3,427	$16,337	$19,764

Impairment loss recognized during the period	(1,665)	(8,518)	(10,183)

Ending Balance	$1,762	$7,819	$9,581

The Company did not record any impairment charges related to goodwill for the year ended December 31, 2021.

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

In December 2022, the Company recognized an impairment loss of $1,340, net of accumulated amortization of $4,560, on its finite lived intangible assets that had been recognized as part of the Sound Concepts acquisition in 2019. As a result of the impairment losses recognized, the carrying amount of the Company’s consolidated definite lived intangible assets were reduced to $833 as of December 31, 2022.

The Company did not record any impairment charges related to finite lived intangible assets for the year ended December 31, 2021.

Leases

The Company leases certain corporate office space under lease agreements with monthly payments over a period of 18 to 94 months. The Company determines whether a contract contains a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal and state income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2022, and 2021, the Company has not established a liability for uncertain tax positions.

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

The three (3) levels of fair value hierarchy defined by ASC 820 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjusted to fair value of derivatives.

Share-Based Compensation

The Company issues stock options, warrants, shares of common stock and restricted stock units as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of its common stock and is recognized as expense over the service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

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

As of December 31, 2022, and 2021, the Company had total outstanding options of 5,561,355 and 5,404,223, respectively, outstanding warrants of 38,104,741 and 10,984,740, respectively, outstanding restricted stock units of 3,595,544 and 1,821,833, respectively, the Notes that are convertible into 453,141 and 0 shares at $3.00 per share, respectively, and convertible notes issued to a related party that are convertible into 831,351 and 742,278 shares at $1.03 per share, respectively, which were all excluded from the computation of net loss per share because they are anti-dilutive due to the Company’s net loss position during the reported periods.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2022 and 2021:

Years Ended December 31,
	2022	2021
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10%	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	Two vendors that accounted for 55% and 13% of its purchases individually and 68% in the aggregate	Two vendors that accounted for 25% and 25% of its purchases individually and 50% in the aggregate

Accounts payable	Two vendors that accounted for 47% and 33% of its accounts payable individually and in the aggregate	One vendor that accounted for 40% of its accounts payable individually and in the aggregate

Supplemental Cash Flow Information

	Years Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$359	$135
Cash paid for income taxes	$1	$1

Supplemental disclosure of non-cash investing and financing activities
Fair value of derivative liability extinguished	-	4,513
Fair value of common shares issued to settle accounts payable and accrued expenses	465	322
Reclassification of Class B upon conversion to common stock	-	3,065
Fair value of common stock issued to settle notes payable – related party	-	200
Fair value of common stock received in exchange for employee’s payroll taxes	12	139
Fair value of common stock issued for future services	-	164
Fair value of debt forgiveness	-	1,399
Accrued capitalized software development costs	215	2,100
Fair value of common stock issued to settle lawsuit	-	678
Discount recognized from advances on future receipts	997	3,194
Discount recognized from convertible notes payable	300	-
Discount recognized from notes payable	450
Derecognition of operating lease right-of-use assets	543	-
Derecognition of operating lease liabilities	521	-
Recognition of operating lease right-of-use asset and related lease liability	$212	$-

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. ASU 2020-06 will be effective January 1, 2024, for the Company and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2022, the Company early adopted ASU 2020-06 and that adoption did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 will require companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective January 1, 2022 on a prospective basis and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard did not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.

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

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,108 and $4,348 of internal and external development costs as of December 31, 2022 and 2021, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement. In addition, as of December 30, 2022 and 2021, the Company had paid or accrued $604 and $248, respectively, of other capitalized software development costs.

For the years ended December 31, 2022 and 2021, the Company amortized $932 and $0, respectively.

Capitalized software development costs, net consisted of the following:

	As of December 31,
	2022	2021

Beginning balance	$4,348	$-

Additions	2,760	4,348
Amortization	(932)	-
Ending balance	$6,176	$4,348

The expected future amortization expense for capitalized software development costs as of December 31, 2022, is as follows:

Year ending	Amortization
2023	2,315
2024	2,370
2025	1,437
2026	54
Total amortization	$6,176

Option to Acquire Primary Contractor

In August 2021, the Company entered into a term sheet that provided the Company the option to purchase the Primary Contractor provided certain conditions are met. In November 2021, the Company exercised this option. The Company and the Primary Contractor subsequently reached an agreement-in-principle on the terms for the Company’s acquisition of the Primary Contractor, the final consummation of which is subject to the execution of a share purchase agreement (the “SPA”) and the completion of an audit of the Primary Contractor that is satisfactory to the Company (the “Primary Contractor Audit”), as well as the fulfillment by the Primary Contractor of certain other conditions set forth in the term sheet. The term sheet stipulates that if the Company had entered into the SPA and the Primary Contractor had the Primary Contractor Audit successfully completed prior to May 15, 2022 (or a subsequent mutually agreed upon date) and the Company thereafter determines not to consummate the acquisition of the Primary Contractor, the Company would have been liable for a $1,000 break-up fee payable to the Primary Contractor. However, as of May 15, 2022, the SPA had not been executed and the Primary Contractor Audit was not completed. The parties are still working together and in discussions regarding the transaction. Based on the term sheet, the purchase price for the Primary Contractor would have been $12,000, which could be paid in cash and/or stock, although the final terms of the acquisition if pursued will be set forth in the final executed SPA. There can be no assurance that the acquisition will be completed on the terms set forth in the term sheet or at all.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021

Computers	$47	$29
Furniture and fixture	61	75
Machinery and equipment	50	49
Leasehold improvement	1,024	1,058
Total property and equipment	1,182	1,211
Accumulated depreciation	(645)	(509)
Total property and equipment, net	$537	$702

Depreciation expense amounted to $177 and $181 for the years ended December 31, 2022 and 2021, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of December 31,
	2022	2021

Beginning balance	$19,764	$20,060

Changes:
Impairment loss	(10,183)	-
Adjustment to provisional goodwill	-	(296)

Ending balance	$9,581	$19,764

In December 2022, after performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $10,183. The Company did not record any impairment charges for the year ended December 31, 2021.

In September 2021, the Company finalized the purchase price allocation of SoloFire which the Company acquired in September 2020. As a result, the Company adjusted $296 from goodwill to finite-lived intangible assets.

Intangible assets

Intangible assets, net consisted of the following:

	As of December 31,
	2022	2021

Amortizable finite-lived intangible assets	$1,499	$7,317
Accumulated amortization	(666)	(3,806)
Finite-lived intangible assets, net	833	3,511

Indefinite-lived intangible assets	-	442

Intangible assets, net	$833	$3,953

Amortizable finite-lived intangible assets are being amortized over a period of three to five years. In December 2022, the Company recorded an impairment loss on amortizable finite-lived and indefinite-lived intangible assets of $1,340, net of accumulated amortization of $4,560 and $442, respectively. No impairment loss was recorded for the year ended December 31, 2021.

During the years ended December 31, 2022 and 2021, the Company recorded amortization expense of $1,420 and $1,496, respectively.

The expected future amortization expense for amortizable finite-lived intangible assets as of December 31, 2022, is as follows:

Year ending	Amortization
2023	311
2024	308
2025	214
Total amortization	$833

6.	OPERATING LEASES

The Company leases warehouse and corporate office space under certain operating lease agreements. The Company determines if an arrangement is a lease at inception. Lease assets are presented as operating lease ROU assets and the related liabilities are presented as operating lease liabilities in the consolidated balance sheets pursuant to ASC 842, Leases.

Operating ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

On January 3, 2022, the Company terminated the lease agreements relating to its office and warehouse leases in American Fork, Utah. In accordance with ASC 842, the Company derecognized the ROU assets of $543 and the corresponding lease liabilities of $521, resulting in a loss on lease termination of $22.

On April 26, 2022, the Company entered into an office space sub-lease agreement. The agreement requires payments of $12 per month for an initial term of eighteen months, which increases by 3% per annum after twelve months. In accordance with ASC 842, the Company recognized a ROU asset and the related lease liability of $212 on the commencement date of the lease.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2022	2021
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$496	$598

Other information
Cash paid for amounts included in the measurement of lease liabilities	$608	$667
Weighted average remaining lease term – operating leases (in years)	3.85	4.34
Weighted average discount rate – operating leases	4.2%	4.0%

	As of December 31,
	2022	2021
Operating leases
ROU assets	$1,473	$2,177

Short-term operating lease liabilities	$476	$592
Long-term operating lease liabilities	1,581	2,299
Total operating lease liabilities	$2,057	$2,891

Year ending	Operating Leases
2023	583
2024	472
2025	484
2026 and thereafter	705
Total lease payments	2,244
Less: Imputed interest/present value discount	(187)
Present value of lease liabilities	$2,057

7.	ACCRUED OFFICERS’ COMPENSATION

Accrued officers’ compensation consists primarily of unpaid salaries and bonuses for the Company’s Chief Executive Officer, who is also the owner of approximately 5.4% of the Company’s outstanding shares of common stock as of December 31, 2022.

As of December 31, 2022, and 2021, accrued officers’ compensation amounted to $764 and $1,209, respectively.

8.	ADVANCES ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of December 31, 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2022	Balance at December 31, 2021

Note 1	October 29, 2021	April 28, 2022	5%	$2,120	$-	$1,299
Note 2	October 29, 2021	July 25, 2022	28%	3,808	-	2,993
Note 3	December 23, 2021	June 22, 2022	5%	689	-	689
Note 4	August 25, 2022	May 11, 2023	26%	3,400	1,782	-
Note 5	October 25, 2022	April 26, 2023	30%	322	207	-
Total				$10,339	1,989	4,981
Debt discount					(311)	(800)
Debt issuance costs					(37)	-
Net					$1,641	$4,181

Note 1

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,015 for the purchase of future receipts/revenues of $2,120. During the year ended December 31, 2022, the Company paid $1,270 and amortized $41 of the debt discount. The note was paid in full on April 28, 2022.

Note 2

On October 29, 2021, the Company received secured advances from an unaffiliated third party totaling $2,744 for the purchase of future receipts/revenues of $3,808. During the year ended December 31, 2022, the Company paid $2,993 and amortized $694 of the debt discount. The note was paid in full on August 17, 2022.

Note 3

On December 23, 2021, the Company received secured advances from an unaffiliated third party totaling $651 for the purchase of future receipts/revenues of $689. During the year ended December 31, 2022, the Company paid $689 and amortized $36 of the debt discount. The note was paid in full on June 22, 2022.

Note 4

On August 25, 2022, the Company received secured advances from an unaffiliated third party totaling $2,500 for the purchase of future receipts/revenues of $3,400, resulting in a debt discount of $900. The Company also paid $100 of debt issuance costs. The debt discount and debt issuance costs will be amortized over the term of the secured advance using the effective interest rate method. During the year ended December 31, 2022, the Company paid $1,618 and amortized $633 and $70 of the debt discount and debt issuance costs, respectively. As of December 31, 2022, the outstanding balance of the note was $1,782 and the unamortized balance of the debt discount and debt issuance costs were $267 and $30, respectively. On February 16, 2023, the Company agreed to extend the payment of the note over a period of 10 months, reducing the repayment by approximately 50%. See Note 17 – Subsequent Events.

Note 5

On October 25, 2022, the Company received secured advances from an unaffiliated third party totaling $225 for the purchase of future receipts/revenues of $322, resulting in a debt discount of $97. The Company also paid $16 of debt issuance costs. The debt discount and debt issuance costs will be amortized over the term of the secured advance using the effective interest rate method. During the year ended December 31, 2022, the Company paid $115 and amortized $53 and $9 of the debt discount and debt issuance costs, respectively. As of December 31, 2022, the outstanding balance of the note was $207 and the unamortized balance of the debt discount and debt issuance costs were $44 and $7, respectively. On February 16, 2023, the Company modified the payment terms of the note, reducing the payments by approximately 50%. See Note 17 – Subsequent Events.

9.	CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company has the following outstanding notes payable as of December 31, 2022 and 2021:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2022	Balance at December 31, 2021
Related party convertible note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725	$725
Related party convertible note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	$150	150	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	6,300	1,350	-
Promissory note payable (E)	November 7, 2022	May 7, 2024	9.0%	5,470	5,470	-
Debt discount					(408)	-
Debt issuance costs					(309)	-
Total notes payable					7,018	915
Non-current					(1,215)	(875)
Current					$5,803	$40

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of December 31, 2022, and 2021, the outstanding balance under the note was $811 and $725, respectively.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $1.03, which was the closing price of the common stock on the amendment date. As of December 31, 2022 and 2021, the outstanding balance under the note was $45 and $40, respectively.

(C)	On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. In September 2022, the SBA approved an additional loan of $350. As of April 17, 2023, the Company has not received these funds. As of December 31, 2022, and 2021, the outstanding balance under the note was $150.

(D)

On January 12, 2022, the Company entered into a securities purchase agreement (the “January Note Purchase Agreement”) with three institutional investors (collectively, the “January Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due January 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “January Note Offering”). The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. The January Note Purchase Agreement prohibits the Company from entering into an agreement to effect any issuance of common stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. The January Note Purchase Agreement also gives the January Note Holders the right to require the Company to use up to 15% of the gross proceeds raised from future debt or equity financings to redeem the Notes, which redemptions have been elected by the January Note Holders. There are no financial covenants related to these notes payable.

The Company received $6,000 in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $3.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the January Note Offering, the Company paid $461 of debt issuance costs. The debt issuance costs and the debt discount of $300 are being amortized over the term of the Notes using the effective interest rate method. During the year ended December 31, 2022, the Company amortized $294 of debt discount and $451 of debt issuance costs. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $6 and $10, respectively.

As of December 31, 2022 and 2021, the outstanding balance of the Notes amounted to $1,350 and $0, respectively. During the year ended December 31, 2022, the Company repaid $4,950 in principal payments and $357 of accrued interest to January Note Holders pursuant to the terms of the Notes.

On January 26, 2023, the Company repaid in full all outstanding obligations under the January Note Offering dated January 12, 2022. See Note 17 - Subsequent Events.

(E)

On November 7, 2022, the Company entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor (the “November Note Holder”) providing for the sale and issuance of an unsecured, non-convertible promissory note in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000 (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires the Company to use up to 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a $2,000 cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, the Company is not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations of the Company under the November Note in exchange for receiving a portion of the loan proceeds.

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 are being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $402 and $299, respectively.

As of December 31, 2022, the outstanding balance of the November Notes amounted to $5,470. See Note 17, Subsequent Events.

The following table provides a breakdown of interest expense for the periods presented:

	Years Ended December 31,
	2022	2021

Interest expense – amortization of debt discount	$1,799	$2,461
Interest expense – amortization of debt issuance costs	566	-
Interest expense – other	582	114

Total interest expense	$2,947	$2,575

Total interest expense for notes payable to related parties (see Notes A and B above) was $91 and $111 for the years ended December 31, 2022 and 2021, respectively. The Company paid $0 and $135 in interest to related parties for the years ended December 31, 2022 and 2021, respectively.

10.	DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. In prior years, the Company granted certain warrants that included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As a result, the fundamental transaction clause of these warrants is accounted for as a derivative liability in accordance with ASC 815 and are being re-measured every reporting period with the change in value reported in the Company’s consolidated statements of operations.

The derivative liabilities were valued using a Binomial pricing model with the following assumptions:

	As of December 31,
	2022	2021
Stock Price	$0.16	$1.24
Exercise Price	$0.34	$1.11
Expected Life	1.98	2.97
Volatility	107%	119%
Dividend Yield	0%	0%
Risk-Free Interest Rate	4.41%	0.97%
Total Fair Value	$222	$3,155

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

During the year ended December 31, 2022, the Company recorded other income of $2,933 to account for the decrease in the fair value of these derivative liabilities. As of December 31, 2022, the balance of derivative liabilities was $222.

During the year ended December 31, 2021, the Company recorded other income of $598 to account for the decrease in the fair value of derivative liabilities. In addition, the Company recorded a decrease in derivative liability of $4,513 related to derivative liabilities that were extinguished due to the exercise of 1,829,190 warrants and the forfeiture of 33,334 warrants. The extinguishment was accounted for as an increase to equity. As of December 31, 2021, the balance of derivative liabilities was $3,155.

The details of derivative liability transactions for the year ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Beginning balance	$3,155	$8,266
Change in fair value	(2,933)	(598)
Extinguishment	-	(4,513)
Ending balance	$222	$3,155

11.	COMMON STOCK

The Company’s common stock activity for the year ended December 31, 2022 was as follows:

Shares Issued as Part of Equity Line of Credit

On January 12, 2022, the Company entered into a common stock purchase agreement (the “January Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock, par value $0.0001 per share (the “common stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. During the year ended December 31, 2022, the Company issued 11,096,683 shares of common stock pursuant to the January Purchase Agreement, which resulted in proceeds of $9,836, net of offering costs of $197. In addition, the Company issued 607,287 shares of common stock as a commitment fee in connection with the consummation of the transactions contemplated by the January Purchase Agreement. The Company terminated the equity line of credit agreement on January 26, 2023. See Note 17 – Subsequent Events.

Shares Issued as Part of Registered Direct Offering

On April 20, 2022, the Company entered into a securities purchase agreement, which provides for the sale and issuance by the Company of an aggregate of (i) 14,666,667 shares of common stock, and (ii) warrants to purchase 14,666,667 shares of the common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other offering expenses (the “April Registered Direct Offering”). As a result of this transaction, certain of the Company’s Series A warrants which previously had exercise prices ranging from $1.10 to $2.10 per share had the exercise prices reduced to $0.75 per share. On April 20, 2022, the Company issued 14,666,667 shares of common stock as part of the April Registered Direct Offering, which resulted in proceeds of $10,242, net of offering costs of $758. The Company used a portion of the proceeds from the April Registered Direct Offering to repay $1,650 in principal amount of the January Note Purchase Agreement dated January 12, 2022.

Shares Issued as Part of Public Offering

On October 25, 2022, the Company entered into a securities purchase agreement (the “October Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 12,500,000 shares of common stock, at a purchase price of $0.32 per share, and (ii) warrants to purchase 12,500,000 shares of the common stock at an exercise price of $0.34 per share, for aggregate gross proceeds of $4,000 before deducting placement agent commissions and other offering expenses (the “October Registered Direct Offering”). As a result of this transaction, certain warrants which previously had an exercise price of $0.75 per share, had the exercise price reduced to $0.34 per share. Further, in connection with the October Purchase Agreement, the Company is restricted from (i) issuing or filing any registration statement to offer the sale of any common stock or securities convertible into or exercisable for shares of common stock until 75 days after the date thereof; and (ii) entering into an agreement to effect any issuance of common stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. On October 25, 2022, the Company issued 12,500,000 shares of common stock pursuant to the October Purchase Agreement, which resulted in proceeds of $3,601, net of offering costs of $399.

Shares Issued as Part of ATM Agreement

During the year ended December 31, 2022, the Company issued 948,641 shares of common stock pursuant to an at-the-market issuance sales agreement, which resulted in proceeds of $377, net of offering costs of $28.

Shares Issued for Services

During the year ended December 31, 2022, the Company issued 2,166,711 shares of common stock to certain employees and vendors for services rendered and to be rendered with an aggregate grant date fair value of $1,561. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

Shares Issued to Settle Accrued Expenses

On February 14, 2022, the Company issued 227,136 shares of common stock to the Company’s former Chief Financial Officer as part of a separation agreement, with an aggregate grant date fair value of $277 based on the closing price of the Company’s common stock on the date of issuance.

On May 19, 2022, the Company issued 189,394 shares of common stock to the Company’s Chief Executive Officer in lieu of the cash payment of a bonus accrued in a prior year, with an aggregate grant date fair value of $100 based on the closing price of the Company’s common stock on the date of issuance.

During the year ended December 31, 2022, the Company issued 105,894 shares of common stock with a fair value of $88 to other employees and former employees to settle certain unpaid amounts due them.

Shares Issued for Vested Restricted Stock Units

During the year ended December 31, 2022, the Company issued 475,700, 516,258, and 367,520 shares of common stock to certain officers, employees and directors, respectively, associated with the vesting of restricted stock units. These issuances include 598,336 shares of common stock issued as part of the Cost Savings Plan.

Shares Returned and Replaced

On November 17, 2022, certain officers and directors returned 422,898 shares of common stock that had previously been issued during the year in exchange for stock options in the Company. The aggregate fair value of this exchange was $39.

The Company’s common stock activity for the year ended December 31, 2021 was as follows:

Shares Issued as Part of Public Offering

On March 15, 2021, the Company completed a registered direct offering with institutional investors and sold 9,375,000 shares of common stock at a price of $1.60 per share, which resulted in aggregate net proceeds of $14,129. Included in the $14,129 is a refund of $144 from the underwriter.

Shares Issued as Part of ATM Agreement

In August 2021 and November 2021, the Company entered into two separate at-the-market issuance sales agreements (the “August 2021 ATM” and the “November 2021 ATM”, respectively) with Truist Securities, Inc., pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). The August 2021 ATM was terminated in October 2021. In January 2022, the aggregate offering price of the shares of the Company’s common stock that may be sold under the November 2021 ATM was reduced from $30,000 to $7,300. The August 2021 and November 2021 ATM offerings are a follow-on offering of securities utilized by the Company in order to raise capital over a period of time. In an ATM offering, the Company sells newly issued shares into the trading market through our designated sales agent at prevailing market prices. During the year ended December 31, 2021, the Company received net proceeds of $7,937.

Shares Issued for Services

During the year ended December 31, 2021, the Company granted 1,546,599 shares of common stock to certain employees and vendors for services rendered and to be rendered with an aggregate fair value of $2,541. The shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance and is being amortized over its vesting term. The Company recorded stock compensation expense of $2,438 and issued 1,344,499 shares of common stock to account for common shares vested. In addition, 112,100 shares granted to employees that vested were returned to the Company in exchange for the Company paying the corresponding income and payroll taxes of the employees amounting to $139. The Company accounted for the return of the 112,100 shares and the payment of $139 for income and payroll taxes paid on behalf of the employees as a reduction in additional paid-in capital. Accordingly, the net increase to additional paid-in capital related to shares issued for services in 2021 is $2,188.

Shares Issued from Conversion of Note Payable – Related Party

During the year ended December 31, 2021, the Company issued 194,175 shares of common stock upon a partial conversion of a note payable due to the Company’s Chief Executive Officer totaling $200. The conversion price was $1.03, which was the closing price of the Company’s common stock on the day of conversion.

Shares Issued for Settlement of Accounts Payable and Accrued Expense

During the year ended December 31, 2021, the Company issued 192,678 shares of common stock to employees as settlement of $303 of previously recorded accrued payroll as of December 31, 2020. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date and approximates the carrying value of the accrued payroll.

During the year ended December 31, 2021, the Company issued 10,500 shares of its restricted common stock to a vendor for conversion of $19 of accounts payable. Such issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Shares Issued for Settlement of Litigation

During the year ended December 31, 2021, the Company issued 600,000 shares to EMA Financial to settle a litigation. The fair market value of the shares issued was based on the closing price of Company’s stock on the day of settlement which amounted to $678. As of the settlement date the Company had previously accrued $585 and as a result the Company recorded an additional $93 in general and administrative expenses to account for the difference between the fair value of the common shares issued and amount accrued at December 31, 2020.

12.	RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the years ended December 31, 2022 and 2021, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2021	2,185,946	$1.17
Granted	813,265	1.69
Vested/ deemed vested	(1,177,378)	1.15
Forfeited and other	-	-
Non-vested at December 31, 2021	1,821,833	$1.41
Granted	3,727,638	0.56
Vested/deemed vested	(1,359,478)	0.94
Forfeited and other	(594,449)	1.31
Non-vested at December 31, 2022	3,595,544	$0.73

During the year ended December 31, 2022, the Company granted 3,727,638 restricted stock units to certain officers, employees and directors. The restricted stock units vest on various dates from January 2023 through March 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had an aggregate grant date fair value of $2,088, which is being amortized as share-based compensation expense over the respective vesting terms.

On November 17, 2022, the board of directors approved the Cost Savings Plan in which certain directors and senior level management agreed to accept a 25% reduction in cash compensation over a four-month period commencing December 1, 2022 in exchange for shares of common stock. The shares were granted pursuant to agreements entered into effective November 17, 2022. The shares vest monthly, at the end of each month, over the four-month period, ending on March 31, 2023. On November 17, 2022, a total of 2,393,368 shares of restricted stock with a fair value of $527 was granted pursuant to the Cost Savings Plan. The total shares of restricted stock include 560,598 granted to officers and 132,572 granted to directors.

The total fair value of restricted stock units that vested during the year ended December 31, 2022 was $1,273. As of December 31, 2022, the remaining share-based compensation expense associated with previously issued restricted stock units was $1,781 which will be recognized in future periods as the units vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest.

During the year ended December 31, 2021, the Company granted 813,265 restricted stock units to officers and directors. The restricted stock units vest starting on grant date through January 2024. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had aggregate grant date fair value of $1,374.

The total fair value of restricted stock units that vested during the year ended December 31, 2021 was $1,626. As of December 31, 2021, the remaining share-based compensation expense associated with previously issued restricted stock units was $1,691 which was amortized over the remaining vesting periods.

13.	STOCK OPTIONS

A summary of option activity for the years ended December 31, 2022 and 2021 are presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2021	6,031,775	$1.55	2.68	$1,932
Granted	2,494,333	1.71	-	-
Forfeited	(2,374,405)	2.68	-	-
Exercised	(747,480)	2.03	-	-
Outstanding at December 31, 2021	5,404,223	1.72	2.24	107
Granted	3,774,965	0.83	-	-
Forfeited	(3,285,103)	1.66	-	-
Exercised	(332,730)	1.13	-	-
Outstanding at December 31, 2022	5,561,355	$1.30	3.37	$-

Vested December 31, 2022	2,985,167	$1.03		$-

Exercisable at December 31, 2022	2,611,723	$1.57		$-

As of December 31, 2022, the intrinsic value of the outstanding options was $0.

During the year ended December 31, 2022, the Company granted stock options to certain employees and consultants to purchase a total of 3,774,965 shares of common stock for services rendered or to be rendered. The options have an average exercise price of $0.83 per share, terms between one and five years, and vest between zero and four years from the respective grant dates. The total grant date fair value of these options was approximately $2,778 using the Black-Scholes option pricing model. The total share-based compensation expense recognized relating to the vesting of stock options for the year ended December 31, 2022 was $1,652. As of December 31, 2022, the remaining share-based compensation expense associated with previously issued stock options was $1,532, which will be recognized in future periods as the options vest. The granted stock options include 235,848 for its Chief Executive Officer and 508,290 for directors associated with the return of previously issued stock in exchange for stock options. 227,272 stock options were granted to directors as part of the Cost Savings Plan.

During the year ended December 31, 2022, a total of 332,730 stock options were exercised. As a result of the exercise of the option, the Company issued 332,730 shares of common stock and received cash of $377.

During the year ended December 31, 2021, the Company granted stock options to employees and consultants to purchase a total of 2,494,333 shares of common stock for services rendered. The options have an average exercise price of $1.71 per share, expire between zero and five years, vesting from zero and four years from grant date. The total fair value of these options at grant date was approximately $3,927, determined using the Black-Scholes option pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the year ended December 31, 2021 amounted to $1,596. As of December 31, 2021, the total unrecognized share-based compensation expense was $2,591, which is expected to be recognized as part of operating expense through December 2025.

The grant date fair value of option awards is estimated using the Black-Scholes option pricing model based on the following assumptions:

Years Ended December 31,
	2022	2021

Risk free interest rate	1.24% - 4.27%	0.17% - 1.26%
Average expected term	5 years	1 to 5 years
Expected volatility	141 - 150%	230 – 271%
Expected dividend yield	-	-
Forfeiture rate	44.23 – 53.47%	25.56 – 39.66%

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

14.	STOCK WARRANTS

The Company has the following warrants as of December 31, 2022 and 2021 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at January 1, 2021	13,351,251	$2.48	3.38	$3,022
Granted	138,889	2.61	-	-
Forfeited	(220,011)	6.25	-	-
Exercised	(2,285,389)	1.25	-	-
Outstanding at December 31, 2021	10,984,740	2.67	2.38	507
Granted	27,166,667	0.34	4.82	-
Forfeited	(46,666)	0.34	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2022	38,104,741	$0.94	3.56	$-

In connection with the April Registered Direct Offering on April 20, 2022, the Company issued 14,666,667 warrants to purchase common stock with a vesting period of six months and an exercise price of $0.75. As a result, 3,704,826 warrants, with exercise prices ranging from $1.10 to $2.10 per share, had the exercise prices reduced to $0.75 per share. The change in fair value of such warrants as a result of the new exercise price is approximately $200 and the Company accounted for this change as part of the change in fair value of derivative liability (see Note 10).

Further, as a result of the October Purchase Agreement, certain warrants which previously had an exercise price of $0.75 per share had the exercise price reduced to $0.34 per share, which resulted in the Company recognizing a deemed dividend of $246 (see Note 11). As of December 31, 2022, the intrinsic value of the outstanding warrants was $0.

On January 24, 2023, the Company entered into an underwriting agreement with Aegis relating to the January 2023 offering, issuance and sale of 36,051,000 shares of the Company’s common stock at a public offering price of $0.20 per share. As a result of this transaction, certain warrants which previously had an exercise price of $0.34 per share, had the exercise price reduced to $0.20 per share. See Note 17 – Subsequent Events.

During the year ended December 31, 2021, the Company granted 138,889 warrants to an officer. The warrants are fully vested upon grant, have an exercise price of $2.61 per share, expire in 3 years with an estimated fair value of $363.

During the year ended December 31, 2021, a total of 2,285,389 warrants were exercised into 2,254,411 shares of common stock at a weighted average exercise price of $1.25. The Company received cash of $2,784 upon exercise of the warrants.

15.	INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.9%	6.9%
Non-deductible items	1.0%	1.0%
Impairment loss	(6.7)%	-
Change in valuation allowance	(22.2)%	(28.9)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2022	2021
Net operating loss carry-forwards	$24,500	$20,950
Share based compensation	(322)	(422)
Non-cash interest and financing expenses	(344)	(358)
Other temporary differences	(388)	(388)
Less: Valuation allowance	(23,446)	(19,782)
Deferred tax assets, net	$-	$-

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

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits for the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had federal net operating loss carry-forwards of approximately $98.1 million and $79.2 million, respectively, and state net operating loss carry-forwards of approximately $95.8 million and $76.9 million, respectively, which may be available to offset future taxable income for tax purposes. These net operating loss carry-forwards begin to expire in 2034. This carry-forward may be limited upon the ownership change under IRS Section 382. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry-forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2022 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2022, tax years 2016 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

16.	COMMITMENTS AND CONTINGENCIES

Litigation

a. Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300 in unpaid bonus compensation from 2015. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company does not believe the former employee’s claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the court issued an order (i) denying the former employee’s motion for summary judgment, (ii) partly granting the former employee’s motion for summary adjudication, and (iii) partly denying the former employee’s motion for summary adjudication. The court has set a trial date of August 28, 2023. The Company believes the resolution of this matter will not have a material adverse effect on the Company or its operations.

b. Legal Malpractice Action

The Company is currently in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed its complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company is seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputes owing this amount to BH. The Company believes that the resolution of these matters will not have a material adverse effect on the Company or its operations. On March 1, 2023, BH and the Company entered into an out of court settlement and the Company agreed to pay $25 on execution of the settlement agreement and $6.25 per month over a period of 12 months with a total settlement amount of $100. The total settlement amount was accrued by the Company as of December 31, 2022. See Note 17 – Subsequent Events.

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

On November 17, 2022, the board of directors approved a cost savings plan to improve the Company’s liquidity and preserve cash for operations. In connection with the cost savings plan, the board agreed to accept a 25% reduction in cash compensation over a four-month period. In consideration of the reduction in cash compensation, the board will be compensated with equity award grants.

Total board fees expensed and paid in 2022 totaled $447. As of December 31, 2022, total board fees to be recognized in 2023 amounted to $455 and will be recognized once the service has been rendered.

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 17, 2023, the date these consolidated financial statements were issued. There were no material events or transactions that require disclosure in the financial statements other than the items discussed below.

Equity financing

Public Offering – Common Stock

On January 24, 2023, the Company entered into an underwriting agreement with Aegis relating to the offering, issuance and sale of 36,051,000 shares of the Company’s common stock at a public offering price of $0.20 per share. The net proceeds for the offering were approximately $6,600, after deducting discounts, commissions and estimated offering expenses. As a result of this transaction, certain warrants which previously had an exercise price of $0.34 per share, had the exercise price reduced to $0.20 per share.

Termination of Equity Line of Credit Agreement

On January 26, 2023, the Company terminated the January Purchase Agreement dated January 12, 2022, which provided for the sale by the Company of up to $50,000 of newly issued shares.

Debt financing

Repayment of Convertible Notes Payable

On January 26, 2023, the Company repaid in full all outstanding obligations under the January Note Offering dated January 12, 2022.

Modification of Advance on Future Receipts

On February 16, 2023, the Company and the lender agreed to extend the payment of the notes over a period of 10 months. As a result, monthly payments were reduced by approximately 50%.

November Notes

At a Special Meeting of Stockholders on April 10, 2023, the Company’s shareholders approved for purposes of Nasdaq Listing Rule 5635, the issuance of shares of common stock in partial or full satisfaction of the November Note. However, there is no current agreement or understanding with the November Note holder with respect to repayment of the November Note through the issuance of shares of common stock.

Settlement Agreement – Legal Malpractice Action

On March 1, 2023, BH and the Company entered into an out of court settlement and the Company agreed to pay $25 on execution of the settlement agreement and $6.25 per month over a period of 12 months with a total settlement amount of $100.

Issuance of Series B Preferred Stock

On February 17, 2023, the Company entered into a subscription agreement with Rory J. Cutaia, its Chief Executive Officer, pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock, par value $0.0001 per share, for $5 in cash.

The Certificate of Designation setting for the rights and preferences of the Series B Preferred Stock provides that the holder of the Series B Preferred Stock will have 700,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock and to increase the number of authorized shares of common stock of the Company. The Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion, both For and Against, as the shares of common stock are voted. The Preferred Stock otherwise has no voting rights except as otherwise required by the Nevada Revised Statutes.

The Series B Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series B Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series B Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split and the increase in authorized shares of common stock of the Company. Upon such redemption, the holder of the Preferred Stock will receive the redemption price of $5,000.00 in cash.

Issuances of Common Stock

From January to March 2023, the Company issued 1,983,689 shares of common stock to officers, employees, and board members associated with the vesting of Restricted Stock Units.

Issuances of Stock Options

From January to March 2023, the Company granted stock options to certain employees to purchase a total of 323,545 stock options for services to be rendered. The options have an average exercise price of $0.23 per share, expire in five years, and vested on the grant date. The total grant date fair value of these options was $73 based on the Black-Scholes option pricing model.

Reverse Split

At a Special Meeting of Stockholders on April 10, 2023, the stockholders of the Company approved a Certificate of Amendment to the Articles of Incorporation of the Company to increase its authorized common stock from 200,000,000 shares to 400,000,000 shares and approved the grant of discretionary authority to the board of directors of the Company to effect a reverse stock split of its outstanding shares of common stock at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-forty (1-for-40) split. As of April 17, 2023, the reverse stock split has not been approved by the board of directors.

Equity Incentive Plan

At the Special Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2019 Incentive Compensation Plan to increase the number of shares authorized under the plan by 15,000,000 shares of common stock to be authorized for awards granted under the plan.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Amended and Restated Bylaws of Verb Technology Company, Inc.	8-K	001-38834	3.12	11/01/2019

3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.11	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018	S-1	333-226840	4.28	08/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.13	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019	10-Q	001-38334	3.12	08/14/2019

3.14	Certificate of Designation of Series B Preferred Stock, dated February 17, 2023	8-K	001-38834	3.1	02/24/2023

4.1	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.2	Form of Investor Common Stock Purchase Warrant	S-1/A	333-226840	4.34	04/02/2019

4.3	Form of Underwriter’s Common Stock Purchase Warrant	S-1/A	333-226840	4.35	04/02/2019

4.4	Form of Common Stock Purchase Warrant in favor of A.G.P./Alliance Global Partners	S-1/A	333-226840	4.36	04/02/2019

4.5	Form of Common Stock Purchase Warrant	10-Q	001-38834	4.37	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.6	Verb Technology Company, Inc. 2019 Omnibus Incentive Plan	S-8	333-235684	4.13	12/23/2019

4.7	Form of Common Stock Purchase Warrant (granted by the Company in February 2020 and March 2020)	8-K	001-38834	4.38	02/25/2020

4.8	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Capital Investment Group LLC	S-3	333-243438	4.18	08/10/2020

4.9	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Master Fund Ltd.	S-3	333-243438	4.19	08/10/2020

4.10	Common Stock Purchase Warrant dated August 6, 2020 in favor of Kingsbrook Opportunities Master Fund LP	S-3	333-243438	4.20	08/10/2020

4.11	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.21	08/10/2020

4.12	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.22	08/10/2020

4.13	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-38834	4.17	06/04/2020

4.14	Form of Common Stock Purchase Warrant	8-K	001-38834	4.1	4/22/2022

4.15	Form of Common Stock Purchase Warrant	8-K	001-38834	4.1	10/25/2022

10.1#	2014 Stock Option Plan	8-K	001-38834	10.1	10/22/2014

10.2#	Executive Employment Agreement dated December 20, 2019 by and between the Company and Rory J. Cutaia	10-K	001-38834	10.2	05/14/2020

10.3	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.1	11/14/2018

10.4	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.2	11/14/2018

10.5	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.3	11/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.6	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com, Inc.	10-K	001-38834	10.43	02/07/2019

10.7	Lease Agreement dated February 5, 2019 by and between the Company and NPBeach Marina LLC	S-1/A	333-226840	10.45	02/19/2019

10.8	Warrant Agent Agreement dated April 4, 2019 by and between the Company and VStock Transfer, LLC	8-K	001-38834	10.1	04/05/2019

10.9	First Amendment to Lease dated June 2, 2019 by and between the Company and NPBeach Marina LLC	10-Q	001-38834	10.54	08/14/2019

10.10	Extension Letter from the Company to NPBeach Marina LLC dated March 26, 2019	10-Q	001-38834	10.55	08/14/2019

10.11	Securities Purchase Agreement dated August 14, 2019 between the Company and certain purchasers identified therein	10-Q	001-38834	10.56	08/14/2019

10.12	Form of Omnibus Waiver and Acknowledgment Agreement, entered into as of February 7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58	02/25/2020

10.13	Form of alternative Omnibus Waiver And Acknowledgement Agreement, entered into as of February7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58a	02/25/2020

10.14#	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors	10-K/A	001-38834	10.43	06/04/2020

10.15	Membership Interest Purchase Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Ascend Certification, LLC, the sellers party thereto and Steve Deverall, as the seller representative	8-K	001-38834	10.1	09/10/2020

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.16	Exchange Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Verb Technology Company, Inc. and the holders of Class B Units party thereto	8-K	001-38834	10.4	09/10/2020

10.17	Form of Contribution and Exchange Agreement, dated September 4, 2020, by and between Verb Acquisition Co., LLC and the investors party thereto	8-K	001-38834	10.5	09/10/2020

10.18	Amended and Restated Operating Agreement of Verb Acquisition Co., LLC, dated September 4, 2020, by and among Verb Acquisition Co., LLC and the members party thereto	8-K	001-38834	10.6	09/10/2020

10.19	At-the-Market Issuance Sales Agreement, dated November 16, 2021, between the Company and Truist Securities, Inc.	8-K	001-38834	1.1	11/16/2021

10.20	Common Stock Purchase Agreement, dated January 12, 2022, between the Company and Tumim Stone Capital LLC	8-K	001-38834	10.1	1/13/2022

10.21	Securities Purchase Agreement, dated January 12, 2022, amongst the Company and certain institutional investors identified therein	8-K	001-38834	10.2	1/13/2022

10.22	Form of Securities Purchase Agreement	8-K	001-38834	10.1	4/22/2022

10.23	Form of Securities Purchase Agreement	8-K	001-38834	10.1	10/28/2022

10.24	Note Purchase Agreement, dated November 7, 2022, between Verb Technology Company, Inc. and Streeterville Capital, LLC	10-Q	001-38834	10.1	11/14/22

10.25	Promissory Note, dated November 7, 2022, issued by Verb Technology Company, Inc.	10-Q	001-38834	10.2	11/14/22

10.26	Underwriting Agreement, dated January 24, 2023, by and between the Company and Aegis Capital Corp	8.K	001-38834	1.1	01/26/2023

10.27	Subscription and Investment Representation Agreement, dated February 17, 2023, by and between the Company and purchaser signatory thereto	8-K	001-38834	10.1	02/17/2023

10.28#	2019 Stock Incentive Plan (amended September 2, 2020 and ratified by Stockholders October 16, 2020)	DEF 14A	001-38834		09/11/2020

10.29#	Amendment to 2019 Stock Incentive Compensation Plan	DEF 14A	001-38834		2/28/2023	X

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation	8-K	001-38834	14.1	10/22/2014

21.1	Subsidiaries of the Registrant	10-K	001-38834	21.1	05/14/2020

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

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

(**) The certifications attached as Exhibit 32 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verb Technology Company, Inc.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

Date:	April 17, 2023

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	April 17, 2023

By:	/s/ Salman H. Khan
Salman H. Khan
Chief Financial Officer and Treasurer

Date:	April 17, 2023

By:	/s/ Philip J. Bond
Philip J. Bond
Director

Date:	April 17, 2023

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	April 17, 2023

By:	/s/ Edmund C. Moy
Edmund Moy
Director

Date:	April 17, 2023

By:	/s/ Judith Hammerschmidt
Judith Hammerschmidt
Director

Date:	April 17, 2023

