Form 10-Q
period 2023-03-31
Verb Technology Company, Inc.
filed 2023-05-22
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 18, 2023, there were 3,902,633 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS

Current assets
Cash	$3,790	$2,429
Accounts receivable, net	1,251	1,024
Prepaid expenses and other current assets	525	605
Total current assets	5,566	4,058

Capitalized software development costs, net	5,661	6,176
ERC receivable	1,528	1,528
Property and equipment, net	497	537
Operating lease right-of-use assets	1,371	1,473
Intangible assets, net	762	833
Goodwill	9,581	9,581
Other assets	306	306

Total assets	$25,272	$24,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,739	$4,638
Accrued expenses	1,901	1,646
Accrued officers’ salary	764	764
Advances on future receipts, net	1,321	1,641
Notes payable – related party, current	765	765
Notes payable, current	4,907	3,704
Convertible notes payable, current	-	1,334
Operating lease liabilities, current	447	476
Contract liabilities	1,445	1,340
Derivative liability	214	222

Total current liabilities	16,503	16,530

Long-term liabilities
Notes payable, non-current	150	1,215
Operating lease liabilities, non-current	1,481	1,581
Total liabilities	18,134	19,326

Commitments and contingencies (Note 13)

Series B Redeemable Preferred Stock	5	-

Stockholders’ equity
Class A units, 3 shares issued and authorized as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,900,083 and 2,918,017 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	166,274	158,629
Accumulated deficit	(159,142)	(153,464)

Total stockholders’ equity	7,133	5,166

Total liabilities and stockholders’ equity	$25,272	$24,492

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Digital revenue
SaaS recurring subscription revenue	$1,895	$2,003
Other digital revenue	150	147
Total digital revenue	2,045	2,150

Non-digital revenue	170	541

Total revenue	2,215	2,691

Cost of revenue
Digital	542	557
Non-digital	157	416
Total cost of revenue	699	973

Gross margin	1,516	1,718

Operating expenses
Research and development	648	1,580
Depreciation and amortization	655	409
General and administrative	4,802	7,036
Total operating expenses	6,105	9,025

Loss from operations	(4,589)	(7,307)

Other income (expense)
Interest expense	(829)	(756)
Change in fair value of derivative liability	8	1,138
Other income (expense), net	40	(64)
Debt extinguishment, net	(144)	-
Total other income (expense), net	(925)	318

Net loss	(5,514)	(6,989)

Deemed dividend due to warrant reset	(164)	-

Net loss to common stockholders	$(5,678)	$(6,989)

Loss per share – basic and diluted	$(1.59)	$(3.66)
Weighted average number of common shares outstanding – basic and diluted	3,577,792	1,911,452

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2023

	Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	3	$-	2,918,017	$1	$158,629	$(153,464)	$5,166
Sale of common stock from public offering	-	-	901,275	-	6,578	-	6,578
Fair value of vested restricted stock awards, stock options and warrants	-	-	49,596	-	903	-	903
Deemed dividend due to warrant reset	-	-	-	-	164	(164)	-
Issuance of shares for fractional adjustments related to Reverse Stock Split	-	-	31,195	-	-	-	-
Net loss	-	-	-	-	-	(5,514)	(5,514)
Balance at March 31, 2023	3	$-	3,900,083	$1	$166,274	$(159,142)	$7,133

For the three months ended March 31, 2022

	Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	3	$-	1,823,574	$1	$129,348	$(116,027)	$13,322
Sale of common stock from public offering	-	-	186,940	-	7,538	-	7,538
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	15,182	-	-	-	-
Issuance of common stock from option exercise	-	-	8,318	-	377	-	377
Fair value of common shares issued for services	-	-	7,798	-	436	-	436
Fair value of common shares issued to settle accrued expenses	-	-	7,191	-	350	-	350
Fair value of vested restricted stock awards, stock options and warrants	-	-	11,426	-	788	-	788
Net loss	-	-	-	-	-	(6,989)	(6,989)
Balance at March 31, 2022	3	$-	2,060,429	$1	$138,837	$(123,016)	$15,822

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Operating Activities:
Net loss	$(5,514)	$(6,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	971	1,301
Amortization of debt discount	402	536
Amortization of debt issuance costs	112	113
Change in fair value of derivative liability	(8)	(1,138)
Debt extinguishment, net	144	-
Depreciation and amortization	655	409
Loss on lease termination	-	22
Loss on disposal of property and equipment	-	10
Allowance for doubtful accounts	77	189
Effect of changes in assets and liabilities:
Accounts receivable	(304)	(343)
Prepaid expenses and other current assets	63	128
Operating lease right-of-use assets	102	86
Accounts payable, accrued expenses, and accrued interest	406	237
Contract liabilities	105	76
Deferred incentive compensation	-	(377)
Operating lease liabilities	(129)	(159)
Net cash used in operating activities	(2,918)	(5,899)

Investing Activities:
Proceeds from sale of property and equipment	-	3
Capitalized software development costs	(126)	(2,284)
Purchases of tangible and intangible assets	(5)	(82)
Net cash used in investing activities	(131)	(2,363)

Financing Activities:
Proceeds from sale of common stock	6,578	7,538
Proceeds from sale of Series B redeemable preferred stock	5	-
Proceeds from convertible notes payable	-	6,000
Proceeds from advances on future receipts	290	-
Payment of advances on future receipts	(1,026)	(2,507)
Payment on convertible notes payable	(1,350)	-
Proceeds from option exercise	-	377
Payment for debt issuance costs	(87)	(365)
Net cash provided by financing activities	4,410	11,043

Net change in cash	1,361	2,781

Cash - beginning of period	2,429	937

Cash - end of period	$3,790	$3,718

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2023, the Company incurred a net loss of $5,514 and used cash in operations of $2,918. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued.

As of March 31, 2023, the Company had cash of $3,790.

Equity financing:

On January 24, 2023, the Company issued 901,275 shares of the Company’s common stock which resulted in proceeds of $6,578, net of offering costs of $622.

Debt financing:

On January 12, 2022, the Company entered into a securities purchase agreement (the “January Note Purchase Agreement”) with three institutional investors (collectively, the “January Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due January 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “January Note Offering”). The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. During the year ended December 31, 2022, the Company repaid $4,950 in principal payments and $357 of accrued interest to January Note Holders pursuant to the terms of the Notes. On January 26, 2023, the Company repaid the remaining principal balance of $1,350 and $208 of accrued interest under the January Note Offering dated January 12, 2022.

In September 2022, the U.S. Small Business Administration approved a loan of $350, which, as of May 22, 2023, the Company has not received these funds.

On November 7, 2022, the Company entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor (the “November Note Holder”) providing for the sale and issuance of an unsecured, non-convertible promissory note in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000 (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires the Company to use up to 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a $2,000 cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, the Company is not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations of the Company under the November Note in exchange for receiving a portion of the loan proceeds. As of March 31, 2023, the outstanding balance of the November Notes amounted to $5,470. On May 16, 2023, the Company received a redemption notice under the terms of the November Note Purchase Agreement for $300. See Note 14 – Subsequent Events.

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances on future receipts with a new advance from the same third party totaling $1,550 for the purchase of future receipts/revenues of $2,108, resulting in a debt discount of $558. As of March 31, 2023, the outstanding balance of the note was $1,811 and is being repaid by making daily payments of $10 on each banking day with a scheduled maturity date of December 14, 2023.

Other:

The Company, through its Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of $1,528 through Employee Retention Credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the COVID-19 pandemic. As of March 31, 2023 and December 31, 2022, the Company had a receivable of $1,528 as the amended payroll tax returns have been filed with the IRS related to the quarterly periods ending June 2021 and September 2021. Due to the uncertain timing of the receipt of this receivable, it is being classified as a long-term asset in the consolidated balance sheet at March 31, 2023.

In November 2022, a cost savings plan was approved and implemented to improve liquidity and preserve cash for operations (the “Cost Savings Plan”). This plan was expected to further reduce expenses moving forward through such actions as a reduction in force, elimination of certain services provided by various vendors, and a 25% reduction in cash compensation by senior management over a four-month period in exchange for shares of common stock. Subsequently, the Company extended the Cost Savings Plan through April 30, 2023.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 17, 2023 (the “2022 Annual Report”). The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

On April 18, 2023, we implemented a 1-for-40 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). Our Common Stock commenced trading on a post Reverse Stock Split basis on April 19, 2023. As a result of the Reverse Stock Split, every forty (40) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of forty and the exercise price of such securities increased by a factor of forty, as of April 18, 2023. All historical share and per-share amounts reflected throughout our condensed consolidated financial statements and other financial information in this Quarterly Report have been adjusted to reflect the Reverse Stock Split. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation within the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

Revenues during the three months ended March 31, 2023 and 2022 were substantially all generated from clients and customers located within the United States of America, though some utilize the Company’s applications outside the United States of America.

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

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	March 31, 2023	December 31, 2022

Beginning balance	$1,340	$986

Increase due to deferral of revenue	971	3,357
Decrease due to recognition of revenue	(866)	(3,003)

Ending balance	$1,445	$1,340

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

In December 2022, the Company recorded an impairment loss of $440 on its indefinite-lived intangible assets that had been recognized as part of the Sound Concepts acquisition in 2019. The Company also recorded an impairment loss of $2 that had been recognized as part of the Solofire acquisition in 2020. As a result, the carrying amount of the Company’s indefinite-lived intangible assets was reduced to $0 as of December 31, 2022.

The Company did not record any impairment charges related to finite-lived intangible assets during the three months ended March 31, 2023.

Goodwill

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Impairment of goodwill and indefinite-lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit.

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

After performing the quantitative impairment test at December 31, 2022 in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $10,183. As a result of the impairment losses recognized, the carrying amount of the Company’s goodwill was reduced to $9,581 as of December 31, 2022.

The Company did not record any impairment charges related to goodwill during the three months ended March 31, 2023.

Series B Redeemable Preferred Stock

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

The outstanding share of Series B Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split and the increase in authorized shares of common stock of the Company. See Note 14 – Subsequent Events.

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

As of March 31, 2023, and 2022, the Company had total outstanding options of 131,074 and 146,941, respectively, and warrants of 951,804 and 274,619, respectively, and outstanding restricted stock awards of 25,297 and 55,288, respectively, the Notes that were convertible into 0 and 53,183 shares at $120.00 per share, respectively, and convertible notes issued to a related party that were convertible into 21,319 and 19,102 shares at $41.20 per share, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10%	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 28% of its purchases individually and in the aggregate	One vendor that accounted for 33% of its purchases individually and in the aggregate

During the three months ended March 31, 2023 and 2022, we had no customers that accounted for 10% of our revenues individually and in the aggregate.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$227	$-
Cash paid for income taxes	$1	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common shares issued to settle accrued expenses	$-	$350
Discount recognized from advances on future receipts	558	-
Accrued software development costs	113	1,675
Accrued share-based compensation	50	-
Discount recognized from notes payable	-	300
Derecognition of operating lease right-of-use assets	-	543
Derecognition of operating lease liabilities	-	521
Debt issuance costs in accounts payable	$-	$80

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 and $7,108 of internal and external development costs as of March 31, 2023 and December 31, 2022, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement. In addition, as of March 31, 2023 and December 31, 2022, the Company had paid or accrued $605 and $604, respectively, of other capitalized software development costs.

For the three months ended March 31, 2023 and 2022, the Company amortized $538 and $0, respectively.

Capitalized software development costs, net consisted of the following:

	March 31, 2023	December 31, 2022

Beginning balance	$6,176	$4,348

Additions	23	2,760
Amortization	(538)	(932)
Ending balance	$5,661	$6,176

The expected future amortization expense for capitalized software development costs as of March 31, 2023, is as follows:

Year ending	Amortization
2023 remaining	$1,783
2024	2,377
2025	1,445
2026	56
Total amortization	$5,661

Option to Acquire Primary Contractor

In August 2021, the Company entered into a term sheet that provided the Company the option to purchase the Primary Contractor provided certain conditions are met. In November 2021, the Company exercised this option. The Company and the Primary Contractor subsequently reached an agreement-in-principle on the terms for the Company’s acquisition of the Primary Contractor, the final consummation of which is subject to the execution of a share purchase agreement (the “SPA”) and the completion of an audit of the Primary Contractor that is satisfactory to the Company (the “Primary Contractor Audit”), as well as the fulfillment by the Primary Contractor of certain other conditions set forth in the term sheet. The term sheet stipulates that if the Company had entered into the SPA and the Primary Contractor had the Primary Contractor Audit successfully completed prior to May 22, 2022 (or a subsequent mutually agreed upon date) and the Company thereafter determines not to consummate the acquisition of the Primary Contractor, the Company would have been liable for a $1,000 break-up fee payable to the Primary Contractor. However, as of May 22, 2022, the SPA had not been executed and the Primary Contractor Audit was not completed. The parties are still working together and in discussions regarding the transaction. Based on the term sheet, the purchase price for the Primary Contractor would have been $12,000, which could be paid in cash and/or stock, although the final terms of the acquisition if pursued will be set forth in the final executed SPA. There can be no assurance that the acquisition will be completed on the terms set forth in the term sheet or at all.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

In December 2022, after performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $10,183. As a result of the impairment losses recognized, the carrying amount of the Company’s goodwill was reduced to $9,581 as of December 31, 2022.

The Company did not record any impairment charges during the three months ended March 31, 2023.

Intangible assets

Intangible assets, net consisted of the following:

	March 31, 2023	December 31, 2022

Amortizable finite-lived intangible assets	$1,499	$1,499
Accumulated amortization	(737)	(666)

Intangible assets, net	$762	$833

Amortizable finite-lived intangible assets are being amortized over a period of 3 to 5 years. During the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $71 and $366, respectively.

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

The expected future amortization expense for amortizable finite-lived intangible assets as of March 31, 2023 is as follows:

Year ending	Amortization
2023 remaining	$240
2024	308
2025	214
Total amortization	$762

5. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$122	$107

Other information
Cash paid for amounts included in the measurement of lease liabilities	$150	$171
Weighted average remaining lease term – operating leases (in years)	3.73	5.17
Weighted average discount rate – operating leases	4.2%	4.0%

	March 31, 2023	December 31, 2022
Operating leases
Right-of-use assets	$1,371	$1,473

Short-term operating lease liabilities	$447	$476
Long-term operating lease liabilities	1,481	1,581
Total operating lease liabilities	$1,928	$2,057

Year ending	Operating Leases
2023 remaining	$432
2024	472
2025	484
2026	496
2027 and thereafter	209
Total lease payments	2,093
Less: Imputed interest/present value discount	(165)
Present value of lease liabilities	$1,928

6. ADVANCES ON FUTURE RECEIPTS

The Company has the following advances on future receipts as of March 31, 2023 and December 31, 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2023	Balance at December 31, 2022

Note 1	August 25, 2022	May 11, 2023	26%	$3,400	$-	$1,782
Note 2	October 25, 2022	April 26, 2023	30%	322	-	207
Note 3	February 16, 2023	December 14, 2023	35%	2,108	1,811	-
Total				$5,830	1,811	1,989
Debt discount					(424)	(311)
Debt issuance costs					(66)	(37)
Net					$1,321	$1,641

Note 1

On August 25, 2022, the Company received secured advances from an unaffiliated third party totaling $2,500 for the purchase of future receipts/revenues of $3,400, resulting in a debt discount of $900. The Company also paid $100 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $1,782 and the unamortized balance of the debt discount and debt issuance costs were $267 and $30, respectively. During the three months ended March 31, 2023, the Company paid $643 and amortized $155 and $17 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $112 and $13, respectively, were written off as part of the accounting for debt extinguishment.

Note 2

On October 25, 2022, the Company received secured advances from an unaffiliated third party totaling $225 for the purchase of future receipts/revenues of $322, resulting in a debt discount of $97. The Company also paid $16 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $207 and the unamortized balance of the debt discount and debt issuance costs were $44 and $7, respectively. During the three months ended March 31, 2023, the Company paid $86 and amortized $28 and $4 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $16 and $3, respectively, were written off as part of the accounting for debt extinguishment.

Note 3

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances (see Notes 1 and 2 above) with a new advance from the same third party totaling $1,550 for the purchase of future receipts/revenues of $2,108, resulting in a debt discount of $558. The Company received $290 and paid $87 of debt issuance costs upon closing. The debt discount and debt issuance costs are being amortized over the term of the secured advance using the effective interest rate method. During the three months ended March 31, 2023, the Company paid $297 and amortized $134 and $21 of the debt discount and debt issuance costs, respectively. As of March 31, 2023, the outstanding balance of the note was $1,811 and the unamortized balance of the debt discount and debt issuance costs were $424 and $66, respectively.

7. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company has the following outstanding notes payable as of March 31, 2023 and December 31, 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2023	Balance at December 31, 2022
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	6,300	-	1,350
Promissory note payable (E)	November 7, 2022	May 7, 2024	9.0%	5,470	5,470	5,470
Debt discount					(323)	(408)
Debt issuance costs					(240)	(309)
Total notes payable					5,822	7,018
Non-current					(150)	(1,215)
Current					$5,672	$5,803

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of March 31, 2023 and December 31, 2022, the outstanding balance under the note was $833 and $811, respectively.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. As of March 31, 2023 and December 31, 2022, the outstanding balance under the note was $46 and $45, respectively.

(C)

On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. In September 2022, the SBA approved an additional loan of $350. As of May 22, 2023, the Company has not received these funds. As of March 31, 2023 and December 31, 2022, the outstanding balance under the note was $150.

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

The Company received $6,000 in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $120.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the January Note Offering, the Company paid $461 of debt issuance costs. The debt issuance costs and the debt discount of $300 were amortized over the term of the Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $6 and $10, respectively. During the three months ended March 31, 2023, the Company amortized the remaining amount of debt discount and debt issuance costs.

As of December 31, 2022, the outstanding principal balance of the Notes amounted to $1,350. On January 26, 2023, the Company repaid in full all outstanding obligations under the January Note Offering dated January 12, 2022.

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

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 are being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $402 and $299, respectively. During the three months ended March 31, 2023, the Company amortized $79 of debt discount and $59 of debt issuance costs. As of March 31, 2023, the amount of unamortized debt discount and debt issuance costs was $323 and $240, respectively.

As of March 31, 2023, the outstanding balance of the November Notes amounted to $5,470. On May 16, 2023, the Company received a redemption notice under the terms of the November Note Purchase Agreement for $300. See Note 14 – Subsequent Events.

The following table provides a breakdown of interest expense:

	Three Months Ended March 31,
	2023	2022

Interest expense – amortization of debt discount	$402	$536
Interest expense – amortization of debt issuance costs	112	113
Interest expense – other	315	107

Total interest expense	$829	$756

Total interest expense for notes payable to related parties (see Notes A and B above) was $23 and $23 for the three months ended March 31, 2023 and 2022, respectively. The Company paid $0 and $0 in interest to related parties for the three months ended March 31, 2023 and 2022, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	March 31, 2023	December 31, 2022
Stock Price	$4.80	$6.40
Exercise Price	$8.00	$13.60
Expected Life	1.74	1.98
Volatility	124%	107%
Dividend Yield	0%	0%
Risk-Free Interest Rate	4.29%	4.41%
Total Fair Value	$214	$222

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

During the three months ended March 31, 2023, the Company recorded income of $8 to account for the changes in the fair value of these derivative liabilities during the period. At March 31, 2023, the fair value of the derivative liability amounted to $214.

During the three months ended March 31, 2022, the Company recorded income of $1,138 to account for the changes in the fair value of these derivative liabilities during the period.

The details of derivative liability transactions for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$222	$3,155
Change in fair value	(8)	(1,138)
Ending balance	$214	$2,017

9. COMMON STOCK

The Company’s common stock activity for the three months ended March 31, 2023 is as follows:

Common Stock

Shares Issued as Part of Public Offering

On January 24, 2023, the Company entered into an underwriting agreement with Aegis relating to the offering, issuance and sale of 901,275 shares of the Company’s common stock at a public offering price of $8.00 per share. The net proceeds for the offering were $6,578, after deducting discounts, commissions and estimated offering expenses. As a result of this transaction, certain warrants which previously had an exercise price of $13.60 per share, had the exercise price reduced to $8.00 per share.

Shares Issued for Services

During the three months ended March 31, 2023, the Company issued 49,596 shares of common stock to officers and employees associated with the vesting of Restricted Stock Units.

Termination of Equity Line of Credit Agreement

On January 26, 2023, the Company terminated the January Purchase Agreement dated January 12, 2022, which provided for the sale by the Company of up to $50,000 of newly issued shares.

Issuances of Stock Options

During the three months ended March 31, 2023, the Company granted stock options to board members to purchase a total of 8,090 stock options as replacement awards related to forfeited restricted stock units. The options have an average exercise price of $9.20 per share, expire in five years, and vested on the grant date. The total grant date fair value of these options was $66 based on the Black-Scholes option pricing model.

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the three months ended March 31, 2023 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2023	89,898	$29.04
Granted	7	8.80
Vested/deemed vested	(49,596)	15.63
Forfeited	(15,012)	40.70
Non-vested at March 31, 2023	25,297	$48.41

The total fair value of restricted stock units that vested or deemed vested during the three months ended March 31, 2023 was $775. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three months ended March 31, 2023 amounted to $536. As of March 31, 2023 the amount of unvested compensation related to issuances of restricted stock units was $1,052 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

11. STOCK OPTIONS

A summary of option activity for the three months ended March 31, 2023 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2023	139,054	$52.11	3.37	$-
Granted	8,090	9.20	-	-
Forfeited	(16,070)	52.46	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2023	131,074	$49.42	3.17	$-

Vested March 31, 2023	80,690	$52.40		$-

Exercisable at March 31, 2023	80,690	$52.40		$-

At March 31, 2023, the intrinsic value of the outstanding options was $0.

During the three months ended March 31, 2023, the Company granted stock options to board members to purchase a total of 8,090 stock options as replacement awards related to forfeited restricted stock units. The options have an average exercise price of $9.20 per share, expire in five years, and vested on the grant date. The total fair value of these options at grant date was $66 using the Black-Scholes Option Pricing model. The total stock compensation expense recognized relating to the vesting of stock options for the three months ended March 31, 2023 amounted to $367. As of March 31, 2023, the total unrecognized share-based compensation expense was $1,815, which is expected to be recognized as part of operating expense through December 2025.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	1.24%$ - 4.27%	1.24% - 2.10%
Average expected term	5 years	5 years
Expected volatility	155.85%	149.53%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

The Company has the following warrants outstanding as of March 31, 2023, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2023	952,638	$37.60	3.56	$-
Granted	-	-	-	-
Forfeited	(834)	13.60	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2023, all vested	951,804	$32.80	2.93	$-

At March 31, 2023 the intrinsic value of the outstanding warrants was $0.

On January 24, 2023, the Company entered into an underwriting agreement with Aegis relating to the January 2023 offering, issuance and sale of 901,275 shares of the Company’s common stock at a public offering price of $8.00 per share. As a result of this transaction, certain warrants which previously had an exercise price of $13.60 per share, had the exercise price reduced to $8.00 per share, which resulted in the Company recognizing a deemed dividend of $164.

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

The Company is currently in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed its complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company is seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputes owing this amount to BH. The Company believes that the resolution of these matters will have no material effect on the Company or its operations. On March 1, 2023, BH and the Company entered into an out of court settlement and the Company agreed to pay $25 on execution of the settlement agreement and $6.25 per month over a period of 12 months with a total settlement amount of $100. The total settlement amount was accrued by the Company as of March 31, 2023.

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

Board of Directors

The Company has committed an aggregate of $357 in board fees to its five board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed during the three months ended March 31, 2023 was $75. As of March 31, 2023, total board fees to be recognized in future period amounted to $282 and will be recognized once the service has been rendered.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 22, 2023, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Redemption of Series B Redeemable Preferred Stock

On April 20, 2023, the Company redeemed the Preferred Stock for $5 in cash.

Reverse Stock Split

At a Special Meeting of Stockholders on April 10, 2023, the stockholders of the Company approved a Certificate of Amendment to the Articles of Incorporation of the Company to increase its authorized common stock from 200,000,000 shares to 400,000,000 shares and approved the grant of discretionary authority to the board of directors of the Company to effect a reverse stock split of its outstanding shares of common stock at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-forty (1-for-40) split. On April 18, 2023, we implemented the 1-for-40 reverse stock split (the “Reverse Stock Split”) of our common stock. Our common stock commenced trading on a post- reverse stock split basis on April 19, 2023. As a result of the Reverse Stock Split, every forty (40) shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The number of shares of common stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of forty and the exercise price of such securities increased by a factor of forty effective as of April 18, 2023.

Equity Incentive Plan

At the Special Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2019 Incentive Compensation Plan to increase the number of shares authorized under the plan by 15,000,000 shares of common stock to be authorized for awards granted under the plan.

Notes Payable

Pursuant to the terms of the November Note Purchase Agreement, on May 16, 2023, the Company received a redemption notice for $300.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month periods ended March 31, 2023 and 2022 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We use the term “client” and “customer” interchangeably throughout this Quarterly Report.

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

Our Market

Historically, our client base consisted primarily of multi-national direct sales enterprises to whom we provide white-labeled, client-branded versions of our products. Over the past couple of years, our client base has expanded to include large enterprises in the life sciences sector, professional sports franchises, among other business sectors. During the three months ended March 31, 2023, we provided subscription-based application services to approximately 180 enterprise clients for use in over 100 countries and in over 48 languages. Since inception, we have had more than 3.9 million downloads of our verbCRM applications across all of the white-labelled versions created for clients on our platform.

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

Recent Developments

At a Special Meeting of Stockholders on April 10, 2023, the stockholders of the Company approved a Certificate of Amendment to the Articles of Incorporation of the Company to increase its authorized common stock from 200,000,000 shares to 400,000,000 shares and approved the grant of discretionary authority to the board of directors of the Company to effect a reverse stock split of its outstanding shares of common stock at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-forty (1-for-40) split. On April 18, 2023, we implemented the 1-for-40 reverse stock split (the “Reverse Stock Split”) of our common stock. As a result of the Reverse Stock Split, every forty (40) shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The number of shares of common stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of forty and the exercise price of such securities increased by a factor of forty effective as of April 18, 2023. Our common stock commenced trading on a post- reverse stock split basis on April 19, 2023. All shares and per share information has been retroactively adjusted to reflect the reverse split.

Effective April 18, 2023, we dismissed our independent registered public accounting firm, Weinberg & Company, P.A. (“Weinberg”). The dismissal of Weinberg was approved by the Audit Committee of the Board of Directors of the Company on April 17, 2023. Effective on April 18, 2023, the Audit Committee approved the engagement of Grassi & Co., CPAs, P.C. as the Company’s new independent registered public accounting firm commencing for the quarter ending March 31, 2023 and fiscal year ending December 31, 2023.

Results of Operations

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

The following is a comparison of our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change

Revenue
Digital revenue
SaaS recurring subscription revenue	$1,895	$2,003	$(108)
Other digital revenue	150	147	3
Total digital revenue	2,045	2,150	(105)

Non-digital revenue	170	541	(371)

Total revenue	2,215	2,691	(476)

Cost of revenue
Digital	542	557	(15)
Non-digital	157	416	(259)
Total cost of revenue	699	973	(274)

Gross margin	1,516	1,718	(202)

Operating expenses
Research and development	648	1,580	(932)
Depreciation and amortization	655	409	246
General and administrative	4,802	7,036	(2,234)
Total operating expenses	6,105	9,025	(2,920)

Loss from operations	(4,589)	(7,307)	2,718

Other income (expense)
Interest expense	(829)	(756)	(73)
Change in fair value of derivative liability	8	1,138	(1,130)
Other income (expense), net	40	(64)	104
Debt extinguishment, net	(144)	-	(144)
Total other income (expense), net	(925)	318	(1,243)

Net loss	$(5,514)	$(6,989)	$1,475

Revenue

Our primary focus is on the growth of our SaaS business and its associated recurring subscription revenue. Over the past several years we have continued the exit and winding-down of our non-digital services business based on our determination that the non-digital services business (printing, fulfillment, and shipping) is a low margin legacy business and not scalable.

SaaS recurring subscription revenue as a percentage of total revenue for the three months ended March 31, 2023 was 86%, compared to 74% for the three months ended March 31, 2022.

For the three months ended March 31, 2023, our total digital revenue was 92% of total revenue compared with 80% for the three months ended March 31, 2022. Total digital revenue for the three months ended March 31, 2023 was $2.1 million, a decrease of 5% compared to $2.2 million for the three months ended March 31, 2022.

Total non-digital revenue for the three months ended March 31, 2023 was $0.2 million, a decrease of 69% compared to $0.5 million reported for the three months ended March 31, 2022, which is consistent with the Company’s strategy to exit the low margin printing, fulfillment, and shipping aspects of the legacy business to focus on digital revenue streams.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2023 was $0.7 million, compared to $1.0 million for the three months ended March 31, 2022. The decrease in cost of revenue is primarily attributed to a decrease in non-digital costs partially offset by increased digital costs to support additional enterprise customers on the platform and increased users within our existing customer base.

Gross Margin

Total gross margin for the three months ended March 31, 2023, was $1.5 million, compared to $1.7 million for the three months ended March 31, 2022. The gross margins improved from 64% to 68% for the three months ended March 31, 2023 as a result of our strategy to focus on higher margin digital revenue and systematic reduction in non-digital revenue.

Operating Expenses

Research and development expenses were $0.6 million for the three months ended March 31, 2023, as compared to $1.6 million for the three months ended March 31, 2022. Research and development expenses primarily consisted of fees paid to employees and vendors contracted to perform research projects and develop technology. As our products move from research and development mode to operating mode, we expect our research and development cost reductions to continue, as experienced during the three months ended March 31, 2023.

Depreciation and amortization expenses were $0.7 million for the three months ended March 31, 2023, as compared to $0.4 million for the three months ended March 31, 2022.

General and administrative expenses for our SaaS business and corporate for the three months ended March 31, 2023 were $4.0 million, as compared to $6.9 million for the three months ended March 31, 2022, reflecting a 42% cost reduction. The decrease in general and administrative expenses for our SaaS business and corporate is primarily due to lower spending on marketing, software costs, broker fees, and other of $(0.5) million, a decrease in professional services of $(0.5) million, a decrease in share-based compensation of $(0.3) million, and a decrease in labor costs of $(1.6) million, or 48%, due to the Company’s continued focus on cost containment. General and administrative expenses for the three months ended March 31, 2023 for our MARKET.live business was $0.8 million, which includes $0.3 million of labor costs, $0.1 million for professional services, and $0.4 million of other MARKET.live related expenses.

Other Expense, net

Other expense, net, for the three months ended March 31, 2023 was $0.9 million, which was primarily attributable to interest expense of $(0.8) million and debt extinguishment, net of $(0.1) million.

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

	Three Months Ended March 31,
(in thousands)	2023	2022

Net loss	$(5,514)	$(6,989)

Adjustments
Depreciation and amortization	655	409
Share-based compensation	971	1,301
Interest expense	829	756
Change in fair value of derivative liability	(8)	(1,138)
Other (income) expense, net	(40)	64
Debt extinguishment, net	144	-
Other costs (a)	185	126

Total EBITDA adjustments	2,736	1,518
Modified EBITDA	$(2,778)	$(5,471)

(a) Represents severance costs.

The $2.7 million or 49% increase in Modified EBITDA for the three months ended March 31, 2023, compared to the same period in 2022, is primarily due to our concerted efforts to reduce our research and development and general and administrative expenses.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss of $5.5 million during the three months ended March 31, 2023. We also utilized cash in operations of $2.9 million during the three months ended March 31, 2023. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Equity financing:

On January 24, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) as underwriter (the “Underwriter”), relating to the offering, issuance and sale of 901,275 shares of our common stock at a public offering price of $8.00 per share. The net proceeds to us were approximately $6.6 million, after deducting discounts, commissions and estimated offering expenses. Aegis acted as the sole underwriter for the offering and received 6% of the gross proceeds as commission for the offering. They were also reimbursed by us for certain expenses, in an amount of up to $75 thousand, including legal fees. As a result of this transaction, certain warrants which previously had an exercise price of $13.60 per share, had the exercise price reduced to $8.00 per share.

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

In September, 2022, the U.S. Small Business Administration (“SBA”) approved an additional loan of $0.35 million. As of May 22, 2023, we have not received these funds.

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

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances on future receipts with a new advance from the same third party totaling $1.6 million for the purchase of future receipts/revenues of $2.1 million, resulting in a debt discount of $0.6 million. As of March 31, 2023, the outstanding balance of the note was $1.8 million and is being repaid by making daily payments of $10 thousand on each banking day with a scheduled maturity date of December 14, 2023.

Other:

We, through our Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1.5 million through ERC provisions of the Consolidated Appropriations Act of 2021. As of March 31, 2023 and December 31, 2022, we had a long-term receivable of $1.5 million.

In November 2022, a cost savings plan was approved and implemented to improve liquidity and preserve cash for operations (the “Cost Savings Plan”). This plan is expected to further reduce expenses moving forward through such actions as a reduction in force, elimination of certain services provided by various vendors, and a 25% reduction in cash compensation by senior management over a four-month period in exchange for shares of common stock. Subsequently, the Company extended the Cost Savings Plan through April 30, 2023.

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

Overview

As of March 31, 2023, we had cash of $3.8 million. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(2,918)	$(5,899)
Cash used in investing activities	(131)	(2,363)
Cash provided by financing activities	4,410	11,043
Increase in cash	$1,361	$2,781

Cash Flows – Operating

For the three months ended March 31, 2023, our cash flows used in operating activities amounted to $2.9 million, compared to cash used for the three months ended March 31, 2022 of $5.9 million. We generated $3.0 million additional cash from operations primarily due to cost savings in research and development and general and administrative expenses.

Cash Flows – Investing

For the three months ended March 31, 2023, our cash flows used in investing activities amounted to $0.1 million, primarily due to our investment in capitalized software development costs related to MARKET.

Cash Flows – Financing

Our cash provided by financing activities for the three months ended March 31, 2023 amounted to $4.4 million, which represented $6.6 million of net proceeds from the issuance of shares of our common stock, offset by the repayment of convertible notes of $(1.4) million, net repayments of $(0.7) million on advances on future receipts, and payments for debt issuance costs of $(0.1) million.

Advances on Future Receipts

We have the following advance on future receipts as of March 31, 2023 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2023

Note 1	February 16, 2023	December 14, 2023	35%	$2,108	$1,811
Total				$2,108	1,811
Debt discount					(424)
Debt issue costs					(66)
Net					$1,321

Note 1

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances with a new advance from the same third party totaling $1.6 million for the purchase of future receipts/revenues of $2.1 million, resulting in a debt discount of $0.5 million. The Company received $0.3 million and paid $87 thousand of debt issuance costs upon closing. The debt discount and debt issuance costs are being amortized over the term of the secured advance using the effective interest rate method. As of March 31, 2023, the outstanding balance of the note was $1.8 million, and the unamortized balances of the debt discount and debt issuance costs were $0.4 million and $0.1 million, respectively. As a result, our monthly cash payments were reduced by approximately 50%.

Convertible Notes Payable and Notes Payable

We have the following outstanding notes payable as of March 31, 2023 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2023
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150
Promissory note payable (D)	November 7, 2022	May 7, 2024	9.0%	5,470	5,470
Debt discount					(323)
Debt issuance costs					(240)
Total notes payable					5,822
Non-current					(150)
Current					$5,672

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of March 31, 2023, the outstanding balance of the note amounted to $0.7 million.

(B)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $0.3 million, to consolidate all advances made by Mr. Cutaia to us during the period December 2015 through March 2016. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. As of March 31, 2023, the outstanding balance of the note amounted to less than $0.1 million.

(C)

On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, began October 26, 2022. In September 2022, the SBA approved an additional loan of $0.35 million. As of May 22, 2023, we have not received these funds. As of March 31, 2023, the outstanding balance of the note amounted to $0.15 million.

(D)

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

In connection with the November Note Offering, we incurred $0.3 million of debt issuance costs. The debt issuance costs and the debt discount of $0.5 million are being amortized over the term of the November Notes using the effective interest rate method. As of March 31, 2023, the amount of unamortized debt discount and debt issuance costs was $0.3 million and $0.2 million, respectively.

As of March 31, 2023, the outstanding balance of the Notes amounted to $5.5 million. On May 16, 2023, the Company received a redemption notice of $0.3 million under the terms of the November Note Purchase Agreement.

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

Goodwill

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, we review goodwill and indefinite-lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. Our impairment testing is performed annually at December 31 (our fiscal year end). Impairment of goodwill and indefinite-lived intangible assets is determined by comparing the fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2022 Form 10-K filed on April 17, 2023. The risk factors identified in our 2022 Form 10-K have not changed in any material respect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to the Articles of Incorporation dated April 17, 2023 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023.
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: May 22, 2023	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Salman H. Khan
Salman H. Khan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

