Form 10-Q
period 2023-06-30
Verb Technology Company, Inc.
filed 2023-08-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3401 North Thanksgiving Way, Suite 240, Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)

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

As of August 8, 2023, there were 4,501,340 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (the “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS

Current assets
Cash	$3,526	$2,429
Assets held for sale - current	-	1,323
Prepaid expenses and other current assets	238	306
Total current assets	3,764	4,058

Assets held for sale – non-current	-	10,467
Capitalized software development costs, net	5,122	6,176
ERC receivable	1,528	1,528
Property and equipment, net	449	533
Operating lease right-of-use assets	1,220	1,354
Intangible assets, net	83	83
Other assets	294	293

Total assets	$12,460	$24,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,786	$3,975
Liabilities related to assets held for sale	-	2,483
Liabilities of discontinued operations	898	1,641
Accrued expenses	1,433	1,287
Accrued officers’ salary	764	764
Notes payable – related party, current	765	765
Notes payable, current	5,605	3,704
Convertible notes payable, current	-	1,334
Operating lease liabilities, current	482	355
Derivative liability	16	222

Total current liabilities	12,749	16,530

Long-term liabilities
Notes payable, non-current	150	1,215
Operating lease liabilities, non-current	1,379	1,581
Total liabilities	14,278	19,326

Commitments and contingencies (Note 13)
	-	-
Series B Redeemable Preferred Stock
	-	-
Stockholders’ equity (deficit)
Class A units, 3 shares issued and authorized as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 4,317,561 and 2,918,017 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1

Additional paid-in capital	167,179	158,629
Accumulated deficit	(168,998)	(153,464)

Total stockholders’ equity (deficit)	(1,818)	5,166

Total liabilities and stockholders’ equity (deficit)	$12,460	$24,492

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$3	$-	$5	$-

Cost of revenue	1	-	2	-

Gross margin	2	-	3	-

Operating expenses
Depreciation and amortization	583	44	1,166	86
General and administrative	2,685	4,760	6,230	9,893
Total operating expenses	3,268	4,804	7,396	9,979

Operating loss from continuing operations	(3,266)	(4,804)	(7,393)	(9,979)

Other income (expense)
Other income (expense), net	831	19	780	(16)
Financing costs	(1,239)	-	(1,239)	-
Interest expense	(299)	(368)	(770)	(661)
Change in fair value of derivative liability	198	1,024	206	2,162
Total other income (expense), net	(510)	675	(1,023)	1,485

Net loss from continuing operations	(3,776)	(4,129)	(8,416)	(8,494)

Loss from discontinued operations, net of tax	(6,080)	(2,245)	(6,954)	(4,869)

Net loss	(9,856)	(6,374)	(15,370)	(13,363)

Deemed dividend due to warrant reset	-	-	(164)	-
Net loss to common stockholders	$(9,856)	$(6,374)	$(15,534)	$(13,363)
Loss per share - basic and diluted	$(2.45)	$(2.63)	$(4.09)	$(6.16)
Weighted average number of common shares outstanding - basic and diluted	4,022,947	2,423,831	3,801,599	2,169,057

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2023

					Additional
	Class A Units		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	3	$-	2,918,017	$1	$158,629	$(153,464)	$5,166

Sale of common stock from public offering	-	-	901,275	-	6,578	-	6,578
Fair value of vested restricted stock awards, stock options, and warrants	-	-	197,414	-	1,362	-	1,362
Deemed dividend due to warrant reset	-	-		-	164	(164)	-
Issuance of shares for fractional adjustments related to reverse stock split	-	-	31,195	-	-	-	-
Fair value of common shares issued to settle accrued expenses	-	-	93,190	-	146	-	146
Fair value of common shares issued as payment on notes payable	-	-	176,470	-	300	-	300
Net loss	-	-	-	-	-	(15,370)	(15,370)
Balance at June 30, 2023	3	$-	4,317,561	$1	$167,179	$(168,998)	$(1,818)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2022

					Additional
	Class A Units		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	3	$-	1,823,574	$1	$129,348	$(116,027)	$13,322

Sale of common stock from public offering	-	-	646,106	-	20,150	-	20,150
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	15,182	-	-	-	-
Issuance of common stock from option exercise	-	-	8,318	-	377	-	377
Fair value of common shares issued for services	-	-	32,283	-	1,126	-	1,126
Fair value of common shares issued to settle accounts payable and accrued expenses	-	-	11,926	-	450	-	450
Fair value of vested restricted stock awards, stock options and warrants	-	-	11,581	-	1,468	-	1,468
Net loss	-	-	-	-	-	(13,363)	(13,363)
Balance at June 30, 2022	3	$-	2,548,970	$1	$152,919	$(129,390)	$23,530

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022

Operating Activities:
Net loss	$(15,370)	$(13,363)
Loss from discontinued operations, net of tax	6,954	4,869

Adjustments to reconcile net loss to net cash used in operating activities, net of discontinued operations:
Share-based compensation	1,402	2,618
Amortization of debt discount	163	171
Amortization of debt issuance costs	127	264
Change in fair value of derivative liability	(206)	(2,162)
Depreciation and amortization	1,166	86
Finance costs	1,239	-
Loss on disposal of property and equipment	-	14
Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other current assets	66	(384)
Operating lease right-of-use assets	134	127
Accounts payable, accrued expenses, and accrued interest	(285)	360
Deferred incentive compensation	-	(377)
Operating lease liabilities	(75)	(177)
Net cash used in operating activities attributable to continuing operations	(4,685)	(7,954)
Net cash used in operating activities attributable to discontinued operations	(1,855)	(3,048)

Investing Activities:
Capitalized software development costs	(239)	(4,108)
Purchases of property and equipment	(5)	(20)
Purchases of intangible assets	-	(82)
Net cash used in investing activities attributable to continuing operations	(244)	(4,210)
Net cash provided by (used in) investing activities attributable to discontinued operations	4,750	(1)

Financing Activities:
Proceeds from sale of common stock	6,578	20,150
Proceeds from convertible notes payable	-	6,000
Payment of notes payable	(375)	(1,896)
Payment of convertible notes payable	(1,350)	-
Proceeds from option exercise	-	377
Payment for debt issuance costs	-	(445)
Net cash provided by financing activities attributable to continuing operations	4,853	24,186
Net cash used in financing activities attributable to discontinued operations	(1,722)	(4,363)

Net change in cash	1,097	4,610

Cash - beginning of period	2,429	937

Cash - end of period	$3,526	$5,547

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

As set forth more particularly below, through June 13, 2023 of the six months ended June 30, 2023, the Company operated three distinct lines of business through separate wholly owned subsidiaries. The first was Verb Direct, LLC, a sales Software-as-a-Service (“SaaS”) platform for the direct sales industry; the second was Verb Acquisition Co., LLC, which was a sales SaaS platform for the Life Sciences industry and sports teams; and the third is verbMarketplace, LLC, which operates MARKET.live, a multivendor social shopping platform for retailers, brands, manufacturers, creators, influencers and entrepreneurs who seek to participate in an open market-style eco-system environment.

MARKET.live is akin to a virtual shopping mall, a centralized online destination where shoppers could explore hundreds, and over time thousands, of shoppable stores for their favorite brands, influencers, creators and celebrities, all of whom can host livestream shopping events from their virtual stores that can be seen by all shoppers at the virtual mall. Every store operator can host livestream events, even simultaneously, and over time we expect there will be thousands of such events, across numerous product and service categories, being hosted by people from all over the world, always on – 24/7 - where shoppers could communicate directly with the hosts in real time to comment or ask questions about products through an on-screen chat visible to all shoppers. Through the on-screen chat, shoppers can also communicate directly with each other in real time, invite their friends and family to join them at any of the live shopping events to share the experience, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining social shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, store to store and product to product.

Among the big differentiators for MARKET.live is that it allows anyone that streams on MARKET.live to simultaneously broadcast their stream (multi-cast or simulcast) over most popular social media sites to reach a substantially larger audience, which is especially attractive for creators and influencers that have large numbers of followers on other social media platforms.

A very compelling new feature recently developed for MARKET.live allows shoppers watching the stream on a popular social media site to stay on that site and actually check out through that site, eliminating the friction or reluctance to leave their favorite social site in order to check-out on MARKET.live. Currently in use by certain creators in beta, the Company expects this new capability will enhance sales growth and be a meaningful revenue generator when fully launched later this summer.

Last fall the Company launched its “Creators on MARKET.live,” a program that allows creators to monetize their content through livestream shopping and personalized storefronts on MARKET.live. With more than 12 million products from brands like Athleta, Best Buy, Target, Container Store, Banana Republic, GAP, Saks Off 5th, SSENSE, LOFT, DERMSTORE, INTERMIX, UNCOMMON GOODS, and many more, participants can choose to feature their favorite products and promote and sell them to their fans, followers and customers.

The program has recently been restructured to be marketed not only to video content creators across multiple social media channels, but also to entrepreneurs eager to launch their own ecommerce store and drop-ship businesses on MARKET.live. Through this new program, creators, influencers, and entrepreneurs can quickly and easily establish their own storefronts, essentially their own website, and choose the products they love from hundreds of brands and retailers on MARKET.live to import into their storefront and offer their fans, followers, and would-be customers those products through livestream shopping events broadcast live on MARKET.live and simulcast on other social platforms.

Livestream events are also recorded and available to watch in their personally branded stores on MARKET.live for those fans, followers and customers to return 24/7 after the livestream events to browse and purchase any of the featured products, as the recorded livestream videos remain shoppable. Depending on the products chosen, participants in the program can earn between 5% and 20% of their gross sales at no cost and no risk to the Creators selected to participate in the Creator program. Entrepreneurs that participate in the dropship programs will pay a fixed monthly fee for access to the products in the program and to maintain their MARKET.live ecommerce storefronts.

On April 12, 2019, the Company acquired Sound Concepts Inc. (“Sound Concepts”) through a merger into the Company’s wholly owned subsidiary, Verb Direct, LLC (“Verb Direct”).

On September 4, 2020, the Company acquired Ascend Certification, LLC, dba SoloFire (“SoloFire”) through a merger into the Company’s wholly owned subsidiary, Verb Acquisition Co., LLC (“Verb Acquisition”).

On October 18, 2021, the Company established verbMarketplace, LLC (“Market LLC”), a Nevada limited liability company. Market LLC is a wholly owned subsidiary of the Company established to operate the MARKET.live platform.

On June 13, 2023, the Company disposed of all of its operating SaaS assets of Verb Direct and Verb Acquisition, (referred to collectively as the “SaaS business”) pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction. Additional payments of $1,750 will be paid by the buyer if certain profitability and revenue targets are met within the next two years as set forth more particularly in the asset purchase agreement.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2023, the Company incurred a net loss from continuing operations of $8,416 and used cash in continuing operations of $4,685. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until the Company can generate sufficient cash flows from operations to meet our obligations. The Company intends to continue to seek additional debt or equity financing to continue its operations.

As of June 30, 2023, the Company had cash of $3,526.

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

In September 2022, the U.S. Small Business Administration approved a loan of $350, which, as of August 14, 2023, the Company has not received these funds.

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

On May 16, 2023, the Company received a redemption notice under the terms of the November Note Purchase Agreement for $300. The Company missed two payments resulting in a Payment Failure Balance Increase of 10% on the outstanding principal balance per occurrence pursuant to the terms of the agreement totaling $1,205. These costs have been recorded as finance costs in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the outstanding balance of the November Notes amounted to $6,375 and $5,544, respectively.

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances on future receipts with a new advance from the same third party totaling $1,550 for the purchase of future receipts/revenues of $2,108, resulting in a debt discount of $558. As of June 30, 2023, the outstanding balance of the note was $915 and is being repaid by making daily payments of $10 on each banking day with a scheduled maturity date of November 7, 2023. The amounts related to this financing agreement have been reclassified to liabilities of discontinued operations for purposes of presenting discontinued operations.

Other:

The Company, through its Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of $1,528 through Employee Retention Credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the COVID-19 pandemic. As of June 30, 2023, and December 31, 2022, the Company had a receivable of $1,528 as the amended payroll tax returns have been filed with the IRS related to the quarterly periods ending June 2021 and September 2021. Due to the uncertain timing of the receipt of this receivable, it is being classified as a long-term asset in the condensed consolidated balance sheet at June 30, 2023.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 17, 2023 (the “2022 Annual Report”). The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

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

On June 10, 2023, the Board of Directors approved the sale of the SaaS Business assets to an unrelated third party, SW Direct Sales LLC (“SW Sales” or the “buyer”), for $6,500 with $4,750 cash proceeds paid by buyer upon closing of the transaction. Additional payments of $1,750 will be paid by the buyer if certain profitability and revenue targets are met within the next two years. The contingent payments were not recorded at the closing date of the sale, rather will be recognized as the cash is received and the contingency resolved pursuant to ASC 450-30.

Accordingly, the Company’s condensed consolidated financial statements are being presented pursuant to ASC 360-10-45-9 which requires that a disposal group be classified as held for sale in the period in which all of the held for sale criteria are met. Accordingly, the Company’s condensed consolidated balance sheet at December 31, 2022 has been reclassified to reflect held for sale accounting. In addition to held for sale accounting, the Company has also met the criterion pursuant to ASC 205-20, Discontinued Operations, as a strategic shift from operating and managing a SaaS business to operating and managing a live streaming shopping platform has occurred because of the sale. The Company’s condensed consolidated results of operations and statements of cash flows have been reclassified to reflect the presentation of discontinued operations. See Note 4 for details of the assets and liabilities related to the SaaS sale and discontinued operations.

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

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation within the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues during the six months ended June 30, 2023 were derived primarily from providing application services through the SaaS application, digital marketing and sales support services. During that period, the Company also derived revenue from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. As a result of the sale of the SaaS business, revenue that was recorded historically from the SaaS business has been reclassified as part of discontinued operations. See Note 4 for revenue disclosures related to the SaaS business.

A description of our principal revenue generating activities is as follows:

MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop ship programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs.

d.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

Intangible Assets

The Company had certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of developed technology and customer contracts. Indefinite-lived intangible assets consist of domain names. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of five years.

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

The Company did not record any impairment charges related to finite-lived intangible assets during the six months ended June 30, 2023.

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

On June 13, 2023, the Company entered into a definitive agreement to sell all of the operating assets and liabilities of the SaaS business to SW Sales for $6,500, including $4,750 of cash paid upon closing. The operations of the SaaS business have been presented within discontinued operations. Upon completion of the sale of assets to SW Sales, in which the buyer assumed all liabilities related to the SaaS business, the Company recorded an impairment of $5,441 within loss from discontinued operations as the carrying amount of the net assets exceeded the sale price, less selling costs.

Series B Redeemable Preferred Stock

On February 17, 2023, the Company entered into a subscription agreement with Rory J. Cutaia, its Chief Executive Officer, pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock, par value $0.0001 per share, for $5 in cash. On April 20, 2023, the Company redeemed the Series B Preferred Stock for $5 in cash.

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

As of June 30, 2023, and 2022, the Company had total outstanding options of 1,099,523 and 149,592, respectively, and warrants of 951,804 and 641,285, respectively, and outstanding restricted stock awards of 21,535 and 54,985, respectively, the Notes from the January Note Offering that were convertible into 0 and 37,382 shares at $120.00 per share, respectively, and convertible notes issued to a related party that were convertible into 21,874 and 19,657 shares at $41.20 per share, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10% and in the aggregate	No customers individually over 10% and in the aggregate

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 32% of its purchases individually and in the aggregate	One vendor that accounted for 44% and 41%, respectively, of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$234	$95
Cash paid for income taxes	$2	$1

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Fair value of common shares issued to settle accrued expenses	$146	$450
Fair value of common shares issued as payment on notes payable	300	-
Fair value of common stock received in exchange for employee’s payroll taxes	-	6
Accrued software development costs	-	105
Discount recognized from notes payable	-	300
Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Discount recognized from advances on future receipts	558	-
Derecognition of operating lease right-of-use assets	-	543
Derecognition of operating lease liabilities	-	521
Recognition of operating lease right-of-use asset and related lease liability	$-	$212

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

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 and $7,108 of internal and external development costs as of June 30, 2023 and December 31, 2022, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement. In addition, as of June 30, 2023 and December 31, 2022, the Company had paid or accrued $605 and $604, respectively, of other capitalized software development costs.

For the three and six months ended June 30, 2023 and 2022, the Company amortized $539 and $0, respectively, and $1,077 and $0, respectively.

Capitalized software development costs, net consisted of the following:

	June 30, 2023	December 31, 2022

Beginning balance	$6,176	$4,348

Additions	23	2,760
Amortization	(1,077)	(932)
Ending balance	$5,122	$6,176

The expected future amortization expense for capitalized software development costs as of June 30, 2023, is as follows:

Year ending	Amortization
2023 remaining	$1,188
2024	2,377
2025	1,445
2026	112
Total amortization	$5,122

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

4. ASSETS AND LIABILITIES HELD FOR SALE

On June 13, 2023, the Company entered into a definitive agreement to sell all of its SaaS operating assets and liabilities to SW Sales for $6,500, including $4,750 of cash due upon closing. The operations of the SaaS business have been presented within discontinued operations. Upon completion of the sale of assets to SW Sales, in which the buyer assumed all liabilities related to the SaaS business, the Company recorded an impairment of $5,441 within loss from discontinued operations as the carrying amount of the net assets exceeded the sale price, less selling costs.

The assets and liabilities held for sale were as follows as of December 31, 2022

December 31, 2022
Assets:
Accounts receivable, net	1,024
Prepaids and other current assets	299
Goodwill	9,581
Other long-lived assets	886
Assets held for sale	$11,790
Liabilities:
Accounts payable	$663
Contract liabilities	1,340
Accrued liabilities	480
Liabilities related to assets held for sale	$2,483

The following information presents the net revenues and net loss of the SaaS business for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

Net revenues	$1,601	$2,399

Net loss	$(6,080)	$(2,245)

	Six Months Ended June 30,
	2023	2022

Net revenues	$3,814	$5,090

Net loss	$(6,954)	$(4,869)

5. OPERATING LEASES

On January 3, 2022, the Company terminated the lease agreements relating to our office and warehouse leases in American Fork, Utah. In accordance with ASC 842, Leases, the Company derecognized the right-of-use assets of $543 and the corresponding lease liabilities of $521.

On April 26, 2022, the Company entered into an office space sub-lease agreement in Lehi, Utah (the “Lehi lease”). The agreement required us to pay $12 per month for an initial term of eighteen months, which increased by 3% per annum after twelve months. In accordance with ASC 842, the Company recognized a right-of-use asset and the related lease liability of $212.

On June 13, 2023, the Company derecognized the Lehi lease as part of the sale of SaaS assets to SW Sales. As a result of the sale, the Company has eliminated any lease-related information related to the SaaS business as part of its presentation of continuing operations. See Note 14 for Subsequent Events.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30,
	2023	2022
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$170	$192

Other information
Cash paid for amounts included in the measurement of lease liabilities	$113	$221
Weighted average remaining lease term – operating leases (in years)	3.92	4.92
Weighted average discount rate – operating leases	4.0%	4.0%

	June 30, 2023	December 31, 2022
Operating leases
Right-of-use assets	$1,220	$1,354

Short-term operating lease liabilities	$482	$355
Long-term operating lease liabilities	1,379	1,581
Total operating lease liabilities	$1,861	$1,936

Year ending	Operating Leases
2023 remaining	$346
2024	472
2025	484
2026	496
2027 and thereafter	209
Total lease payments	2,007
Less: Imputed interest/present value discount	(146)
Present value of lease liabilities	$1,861

6. ADVANCES ON FUTURE RECEIPTS

As a result of the sale, the Company has eliminated any amounts related to advances on future receipts as part of its presentation of continuing operations The Company has the following advances on future receipts as of June 30, 2023 and December 31, 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2023	Balance at December 31, 2022

Note 1	August 25, 2022	May 11, 2023	26%	$3,400	$-	$1,782
Note 2	October 25, 2022	April 26, 2023	30%	322	-	207
Note 3	February 16, 2023	December 14, 2023	35%	2,108	915	-
Total				$5,830	915	1,989
Debt discount					(187)	(311)
Debt issuance costs					(32)	(37)
Net					$696	$1,641

Note 1

On August 25, 2022, the Company received secured advances from an unaffiliated third party totaling $2,500 for the purchase of future receipts/revenues of $3,400, resulting in a debt discount of $900. The Company also paid $100 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $1,782 and the unamortized balance of the debt discount and debt issuance costs were $267 and $30, respectively. During the six months ended June 30, 2023, the Company paid $643 and amortized $155 and $17 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $112 and $13, respectively, were written off as part of the accounting for loss from discontinued operations.

Note 2

On October 25, 2022, the Company received secured advances from an unaffiliated third party totaling $225 for the purchase of future receipts/revenues of $322, resulting in a debt discount of $97. The Company also paid $16 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $207 and the unamortized balance of the debt discount and debt issuance costs were $44 and $7, respectively. During the six months ended June 30, 2023, the Company paid $86 and amortized $28 and $4 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $16 and $3, respectively, were written off as part of the accounting for loss from discontinued operations.

Note 3

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances (see Notes 1 and 2 above) with a new advance from the same third party totaling $1,550 for the purchase of future receipts/revenues of $2,108, resulting in a debt discount of $558. The Company received $290 and paid $87 of debt issuance costs upon closing and an additional $3 on June 13, 2023. The debt discount and debt issuance costs are being amortized over the term of the secured advance using the effective interest rate method. During the six months ended June 30, 2023, the Company paid $1,193 and amortized $371 and $58 of the debt discount and debt issuance costs, respectively. As of June 30, 2023, the outstanding balance of the note was $915 and the unamortized balance of the debt discount and debt issuance costs were $187 and $32 respectively.

7. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company has the following outstanding notes payable as of June 30, 2023 and December 31, 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2023	Balance at December 31, 2022
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	6,300	-	1,350
Promissory note payable (E)	November 7, 2022	May 7, 2024	9.0%	5,470	6,034	5,470
Debt discount					(246)	(408)
Debt issuance costs					(183)	(309)
Total notes payable					6,520	7,018
Non-current					(150)	(1,215)
Current					$6,370	$5,803

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of June 30, 2023 and December 31, 2022, the outstanding balance under the note was $854 and $811, respectively. As of June 30, 2023 and December 31, 2022, the portion of the outstanding balance that represents accrued interest was $129 and $86, respectively.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. As of June 30, 2023 and December 31, 2022, the outstanding balance under the note was $47 and $45, respectively. As of June 30, 2023 and December 31, 2022, the portion of the outstanding balance that represents accrued interest was $7 and $5, respectively.

(C)	On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. In September 2022, the SBA approved an additional loan of $350. As of August 14, 2023, the Company has not received these funds. As of June 30, 2023 and December 31, 2022, the outstanding balance under the note was $150.

(D)	On January 12, 2022, the Company entered into a securities purchase agreement (the “January Note Purchase Agreement”) with three institutional investors (collectively, the “January Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due January 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “January Note Offering”). The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. The January Note Purchase Agreement prohibits the Company from entering into an agreement to effect any issuance of common stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. The January Note Purchase Agreement also gives the January Note Holders the right to require the Company to use up to 15% of the gross proceeds raised from future debt or equity financings to redeem the Notes, which redemptions have been elected by the January Note Holders. There are no financial covenants related to these notes payable.

The Company received $6,000 in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $120.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the January Note Offering, the Company paid $461 of debt issuance costs. The debt issuance costs and the debt discount of $300 were amortized over the term of the Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $6 and $10, respectively. During the six months ended June 30, 2023, the Company amortized the remaining amount of debt discount and debt issuance costs.

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

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 are being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $402 and $299, respectively. During the six months ended June 30, 2023, the Company paid $375 in cash and $300 in shares; amortized $156 of debt discount and $116 of debt issuance costs. As of June 30, 2023, the amount of unamortized debt discount and debt issuance costs was $246 and $183, respectively.

On May 16, 2023, the Company received a redemption notice under the terms of the November Note Purchase Agreement for $300. The Company missed two payments resulting in a Payment Failure Balance Increase of 10% on the outstanding principal balance per occurrence pursuant to the terms of the agreement totaling $1,205. These costs have been recorded as finance costs in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the outstanding balance of the November Notes amounted to $6,375 and $5,544, respectively. See Note 14 for Subsequent Events.

The following table provides a breakdown of interest expense for the periods presented:

	Three Months Ended June 30,
	2023	2022

Interest expense – amortization of debt discount	$77	$98
Interest expense – amortization of debt issuance costs	57	151
Interest expense – other	165	119

Total interest expense	$299	$368

Total interest expense for notes payable to related parties (see Notes A and B above) was $23 and $23 for the three months ended June 30, 2023 and 2022, respectively. The Company paid $0 and $0 in interest to related parties for the three months ended June 30, 2023 and 2022, respectively.

The following table provides a breakdown of interest expense for the periods presented:

	Six Months Ended June 30,
	2023	2022

Interest expense – amortization of debt discount	$163	$171
Interest expense – amortization of debt issuance costs	127	264
Interest expense – other	480	226

Total interest expense	$770	$661

Total interest expense for notes payable to related parties (see Notes A and B above) was $46 and $46 for the six months ended June 30, 2023 and 2022, respectively. The Company paid $0 and $0 in interest to related parties for the six months ended June 30, 2023 and 2022, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	June 30, 2023	December 31, 2022
Stock Price	$1.08	$6.40
Exercise Price	$8.00	$13.60
Expected Life	1.50	1.98
Volatility	132%	107%
Dividend Yield	0%	0%
Risk-Free Interest Rate	5.07%	4.41%
Total Fair Value	$16	$222

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

During the six months ended June 30, 2023 and 2022, the Company recorded a gain of $206 and $2,162 respectively to account for the changes in the fair value of these derivative liabilities during the period. At June 30, 2023, the fair value of the derivative liability amounted to $16.

The details of derivative liability transactions for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$222	$3,155
Change in fair value	(206)	(2,162)
Ending balance	$16	$993

9. COMMON STOCK

The Company’s common stock activity for the six months ended June 30, 2023 is as follows:

Common Stock

Shares Issued as Part of Public Offering

On January 24, 2023, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis”) as underwriter relating to the offering, issuance and sale of 901,275 shares of the Company’s common stock at a public offering price of $8.00 per share. The net proceeds for the offering were $6,578, after deducting discounts, commissions and estimated offering expenses. As a result of this transaction, certain warrants which previously had an exercise price of $13.60 per share, had the exercise price reduced to $8.00 per share.

Shares Issued for Services

During the six months ended June 30, 2023, the Company issued 195,489 shares of common stock to officers and employees associated with the vesting of Restricted Stock Units.

Termination of Equity Line of Credit Agreement

On January 26, 2023, the Company terminated the January Purchase Agreement dated January 12, 2022, which provided for the sale by the Company of up to $50,000 of newly issued shares.

Issuances of Stock Options

During the six months ended June 30, 2023, the Company granted stock options to board members to purchase a total of 8,090 stock options as replacement awards related to forfeited restricted stock units. The options have an average exercise price of $9.20 per share, expire in five years, and vested on the grant date. The total grant date fair value of these options was $66 based on the Black-Scholes option pricing model.

On June 21, 2023, the Company granted stock options to board members to purchase a total of 997,595 stock options. The options have an average exercise price of $1.11 per share, expire in five years, and vest annually over 4 years. The total grant date fair value of these options was $953 based on the Black-Scholes option pricing model.

Reverse Stock Split

At a Special Meeting of Stockholders on April 10, 2023, the stockholders of the Company approved a Certificate of Amendment to the Articles of Incorporation of the Company to increase its authorized common stock from 200,000,000 shares to 400,000,000 shares and approved the grant of discretionary authority to the board of directors of the Company to effect a reverse stock split of its outstanding shares of common stock at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-forty (1-for-40) split. On April 18, 2023, the Company implemented the 1-for-40 reverse stock split (the “Reverse Stock Split”) of its common stock. The Company’s common stock commenced trading on a post- reverse stock split basis on April 19, 2023. As a result of the Reverse Stock Split, every forty (40) shares of the Company’s pre-Reverse Stock Split common stock were combined and reclassified into one share of common stock. The number of shares of common stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of forty and the exercise price of such securities increased by a factor of forty effective as of April 18, 2023.

Equity Incentive Plan

At the Special Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2019 Incentive Compensation Plan to increase the number of shares authorized under the plan by 15,000,000 shares of common stock to be authorized for awards granted under the plan.

See Note 14 for Subsequent Events.

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the six months ended June 30, 2023 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2023	89,898	$29.04
Granted	147,775	1.11
Vested/deemed vested	(195,489)	4.87
Forfeited	(20,649)	40.49
Non-vested at June 30, 2023	21,535	$48.61

The total fair value of restricted stock units that vested or deemed vested during the six months ended June 30, 2023 was $952. The total stock compensation expense recognized relating to the vesting of restricted stock units for the six months ended June 30, 2023 amounted to $840. As of June 30, 2023 the amount of unvested compensation related to issuances of restricted stock units was $1,047 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

11. STOCK OPTIONS

A summary of option activity for the six months ended June 30, 2023 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2023	139,054	$52.11	3.37	$-
Granted	1,005,685	1.18	-	-
Forfeited	(45,216)	48.11	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2023	1,099,523	$5.69	4.78	$-

Vested June 30, 2023	77,304	$50.47		$-

Exercisable at June 30, 2023	77,304	$50.47		$-

At June 30, 2023, the intrinsic value of the outstanding options was $0.

During the six months ended June 30, 2023, the Company granted stock options to board members to purchase a total of 8,090 stock options as replacement awards related to forfeited restricted stock units. The options have an average exercise price of $9.20 per share, expire in five years, and vested on the grant date. The total fair value of these options at grant date was $66 using the Black-Scholes Option Pricing model.

On June 21, 2023, the Company granted stock options to board members to purchase a total of 997,595 stock options. The options have an average exercise price of $1.11 per share, expire in five years, and vest annually over 4 years. The total grant date fair value of these options was $953 based on the Black-Scholes option pricing model.

The total stock compensation expense recognized relating to the vesting of stock options for the six months ended June 30, 2023 amounted to $514. As of June 30, 2023, the total unrecognized share-based compensation expense was $2,665, which is expected to be recognized as part of operating expense through June 2027.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.95%	1.24% - 3.01%
Average expected term	5 years	5 years
Expected volatility	127.5%	147.8-149.5%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

The Company has the following warrants outstanding as of June 30, 2023, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2023	952,638	$37.60	3.56	$-
Granted	-	-	-	-
Forfeited	(834)	13.60	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2023, all vested	951,804	32.80	2.68	$-

At June 30, 2023 the intrinsic value of the outstanding warrants was $0.

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

b. Legal Malpractice Action

The Company was involved in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed a complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company is seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputes owing this amount to BH. The Company believes that the resolution of these matters will have no material effect on the Company or its operations. On March 1, 2023, BH and the Company entered into an out of court settlement and the Company agreed to pay $25 on execution of the settlement agreement and $6.25 per month over a period of 12 months with a total settlement amount of $100. The total settlement amount was accrued by the Company as of June 30, 2023.

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

Board of Directors

The Company has committed an aggregate of $292 in board fees to its five board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed during the six months ended June 30, 2023 was $167. As of June 30, 2023, total board fees to be recognized in future period amounted to $125 and will be recognized once the service has been rendered.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2023, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Lease Termination

On July 3, 2023, the Company entered into a lease termination agreement with its landlord related to the office lease in Newport Beach, California. As part of the lease termination agreement, the Company agreed to vacate the property by August 15, 2023.

Issuances of Common Stock

On July 7, 2023, the Company issued 180,831 shares of its common stock pursuant to an Exchange Agreement in exchange for a reduction of $200 on the outstanding balance on the November Notes.

On July 29, 2023, the Company issued 2,948 shares of common stock to Mr. Cutaia associated with the vesting of restricted stock units.

Execution of Lease Agreement

On August 8, 2023, the Company entered into a corporate office lease agreement for its office in California. The agreement requires the Company to pay $8 per month for a term through September 30, 2026.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three and six month periods ended June 30, 2023 and 2022 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries, Verb Direct, LLC, or Verb Direct, Verb Acquisition Co., Inc., or Solofire, and verbMarketplace, LLC, or MARKET, on a consolidated basis, unless otherwise specified.

Overview

Through June 13, 2023 of the six months ended June 30, 2023, we operated three distinct lines of business through separate wholly owned subsidiaries. The first was Verb Direct, LLC, a sales Software-as-a-Service (“SaaS”) platform for the direct sales industry; the second was Verb Acquisition Co., LLC, which was a sales SaaS platform for the Life Sciences industry and sports teams; and the third is verbMarketplace, LLC, which is a multi-vendor, multi-presenter, livestream social shopping platform known as MARKET.live that combines ecommerce and entertainment.

We believe that by focusing all of our resources solely on the development and operation of MARKET.live, our livestream shopping platform, over time we could generate greater shareholder value than we could through the continued operation of our SaaS business platforms. Accordingly, after an extensive, thorough seven-month process to identify a buyer willing to pay the highest price on the most favorable terms for the assets of the SaaS business, managed by a prominent M&A advisory firm, on June 13, 2023 we disposed of all of the operating SaaS assets of Verb Direct, LLC and Verb Acquisition Co., LLC pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction. Additional payments of $1,750 will be paid by the buyer if certain profitability and revenue targets are met within the next two years as set forth more particularly in the asset purchase agreement.

During the seven-month period of the sales process, virtually all of our resources were dedicated to facilitating the sale process and all operating budgets were suspended, including sales and marketing budgets for MARKET.live, in order to preserve cash and minimize reliance on the capital markets until the asset sale process was complete. However, upon conclusion of the sales process at the end of June 2023, we completed development work on new MARKET.live capability that facilitates a deeper integration into certain social media platforms that could expose MARKET.live shoppable programming to billions of potential viewers/purchasers. Currently in use by certain creators in beta, this new integration allows viewers of MARKET.live content on this social media platform to purchase MARKET.live products on and through the social media platform, eliminating friction from the sale process. This feature is expected to formally launch broadly later this summer. In addition, we restructured our creator program for re-launch as a subscription-based drop ship program, which is also expected to formally launch this summer.

Moreover, we are actively pursuing an acquisition. On June 12, 2023, our Board approved the execution of a non-binding letter of intent (the “LOI”) to acquire certain assets of an ecommerce business (the “Target”) for our MARKET.live, livestream shopping platform (the “Acquisition”). The Target’s unaudited financial statements indicate that for the year-ended December 31, 2022, the Target generated transactions totaling approximately $9.5M in gross merchandise value (“GMV”) and was cash-flow positive. It was represented that the GMV was generated by the Target’s approximately 70,000 current active subscribers, each of whom receive daily auto-generated communications from the Target about the preferred brands and products the subscribers selected at sign-up, available for sale each day. Subject to the successful completion of the Acquisition, we intend to incorporate the Target’s technology and operations into MARKET.live, so that the transactions that comprise the Target’s GMV will be facilitated on and through our MARKET.live platform, potentially at higher margins. Potential corollary benefits of the transaction include the exposure of our MARKET.live shoppable entertainment programming to the Target’s 70,000 subscribers, possibly driving additional sales, among other benefits. If completed, consideration for the proposed Acquisition, will be a combination of cash and stock, structured as a seller note payable over 24 months; and the payments are subject to actual cash receipts as represented by the seller.

Our MARKET.live Business

MARKET.live is a multivendor social shopping platform for retailers, brands, manufacturers, creators, influencers and entrepreneurs who seek to participate in an open market-style eco-system environment. MARKET.live is akin to a virtual shopping mall, a centralized online destination where shoppers could explore hundreds, and over time thousands, of shoppable stores for their favorite brands, influencers, creators and celebrities, all of whom can host livestream shopping events from their virtual stores that can be seen by all shoppers at the virtual mall. Every store operator can host livestream events, even simultaneously, and over time we expect there will be thousands of such events, across numerous product and service categories, being hosted by people from all over the world, always on – 24/7 - where shoppers could communicate directly with the hosts in real time to comment or ask questions about products through an on-screen chat visible to all shoppers. Through the on-screen chat, shoppers can also communicate directly with each other in real time, invite their friends and family to join them at any of the live shopping events to share the experience, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining social shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, store to store and product to product.

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

Among the big differentiators for MARKET.live is that it allows anyone that streams on MARKET.live to simultaneously broadcast their stream (multi-cast or simulcast) over most popular social media sites to reach a substantially larger audience, which is especially attractive for creators and influencers that have large number of followers on other social media platforms.

A very compelling new feature we recently developed for MARKET.live allows shoppers watching the stream on a popular social media site to stay on that site and actually check out through that site, eliminating the friction or reluctance to leave their favorite social site in order to check-out on MARKET.live. We expect this new capability will enhance sales growth and be a meaningful revenue generator when launched broadly later this summer.

MARKET.live also provides an online meeting place for friends and family to meet, chat, shop and enjoy a fun, immersive shopping experience in real time together from anywhere and everywhere in the world. MARKET.live provides vendors with extensive business building analytics capabilities not available on, and not shared by many operators of other social media sites who regard that information as valuable proprietary property.

MARKET.live allows vendors an opportunity to reach not only the shoppers they invite to the site from their own client and contact lists, and those that view their MARKET.live multi-cast streams on other social media platforms, but also those shoppers who came to the site independently who will discover these vendors as they browse through the many other shoppable events hosted simultaneously on MARKET.live 24/7, from around the world. We believe our revenue model will be attractive to vendors and will consist of SaaS recurring revenue as well as a share of revenue generated through sales on the platform.

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

Last fall we launched our “Creators on MARKET.live,” a program that allows creators to monetize their content through livestream shopping and personalized storefronts on MARKET.live. With more than 12 million products from brands like Athleta, Best Buy, Target, Container Store, Banana Republic, GAP, Saks Off 5th, SSENSE, LOFT, DERMSTORE, INTERMIX, UNCOMMON GOODS, and many more, participants can choose to feature their favorite products and promote and sell them to their fans, followers and customers.

The program has recently been restructured to be marketed not only to video content creators across multiple social media channels, but also to entrepreneurs eager to launch their own ecommerce store and drop-ship business on MARKET.live. Through this new program, creators, influencers, and entrepreneurs can quickly and easily establish their own storefronts, essentially their own website, and choose the products they love from hundreds of brands and retailers on MARKET.live to import into their storefront and offer their fans, followers, and would-be customers those products through livestream shopping events broadcast live on MARKET.live and simulcast on other social platforms.

Livestream events are also recorded and available to watch in their personally branded stores on MARKET.live for those fans, followers and customers to return 24/7 after the livestream events to browse and purchase any of the featured products, as the recorded livestream videos remain shoppable. Depending on the products chosen, participants in the program can earn between 5% and 20% of their gross sales at no cost and no risk to the Creators selected to participate in the Creator program. Entrepreneurs interested in the dropship programs will pay a fixed monthly fee for access to the products in the program and to maintain their MARKET.live ecommerce storefronts.

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

Revenue Generation

A description of our principal revenue generating activities is as follows:

MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop ship programs, MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs.

d.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

Recent Developments

On June 13, 2023, the Company disposed of all of its operating SaaS assets of Verb Direct and SoloFire and received sales proceeds of $4.8 million.

Results of Operations

Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

The following is a comparison of our results of continuing operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change

Revenue	$3	$-	$3

Cost of Revenue	1	-	1

Gross margin	2	-	2

Operating expenses
Depreciation and amortization	583	44	539
General and administrative	2,685	4,760	(2,075)
Total operating expenses	3,308	4,804	(1,536)

Operating loss from continuing operations	(3,266)	(4,804)	1,538

Other income (expense)
Other income, net	831	19	812
Financing costs	(1,239)	-	(1,239)
Interest expense	(299)	(368)	69
Change in fair value of derivative liability	198	1,024	(826)
Total other income (expense), net	(510)	675	(1,185)

Net loss from continuing operations	$(3,776)	$(4,129)	$353

Revenue

Our primary focus is on the growth of our MARKET.live business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expenses were $0.6 million for the three months ended June 30, 2023, as compared to $0.1 million for the three months ended June 30, 2022.

General and administrative expenses for the three months ended June 30, 2023 were $2.7 million, as compared to $4.8 million for the three months ended June 30, 2022, reflecting a 44% cost reduction. The decrease in general and administrative expenses is primarily due to decreased salary expense associated with headcount reduction.

Other Income (Expense), net

Other expense, net, for the three months ended June 30, 2023 was $0.5 million, which was primarily attributable to interest expense of $(0.3) million and financing costs of $(1.2) million offset by a gain on legal settlement of $0.8 million and a change in fair value of derivative liability of $0.2 million.

Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

The following is a comparison of our results of continuing operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change

Revenue	$5	$-	$5

Cost of Revenue	2	-	2

Gross margin	3	-	3

Operating expenses
Depreciation and amortization	1,166	86	1.080
General and administrative	6,230	9,893	(3,663)
Total operating expenses	7,396	9,979	(2,583)

Operating loss from continuing operations	(7,393)	(9,979)	2,586

Other income (expense)
Other income (expense), net	780	(16)	796
Financing costs	(1,239)	-	(1,239)
Interest expense	(770)	(661)	(109)
Change in fair value of derivative liability	206	2,162	(1,956)
Total other income (expense), net	(1,023)	1,485	(2,508)

Net loss from continuing operations	$(8,416)	$(8,494)	$78

Revenue

Our primary focus is on the growth of our Market business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expenses were $1.2 million for the six months ended June 30, 2023, as compared to $0.1 million for the six months ended June 30, 2022.

General and administrative expenses for the six months ended June 30, 2023 were $6.2 million, as compared to $9.9 million for the three months ended June 30, 2022, reflecting a 37% cost reduction. The decrease in general and administrative expenses is primarily due to decreased salary expense associated with headcount reduction.

Other Income (Expense), net

Other expense, net, for the six months ended June 30, 2023 was $1.0 million, which was primarily attributable to interest expense of $(0.8) million and financing costs of $(1.2) million, offset by a gain on legal settlement of $0.8 million and a change in fair value of derivative liability of $0.2 million.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, share-based compensation, financing costs, changes in fair value of derivative liability, and loss from discontinued operations, net of tax.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net loss	$(9,856)	$(6,374)	$(15,370)	$(13,363)

Adjustments:
Depreciation and amortization	583	44	1,166	86
Share-based compensation	430	1,317	1,402	2,618
Other (income) expense, net	(831)	(19)	(780)	16
Financing costs	1,239	-	1,239	-
Interest expense	299	368	770	661
Change in fair value of derivative liability	(198)	(1,024)	(206)	(2,162)
Loss from discontinued operations, net of tax	6,080	2,245	6,954	4,869
Other non-recurring costs (a)	-	-	185	126

Total EBITDA adjustments	7,603	2,931	10,730	6,214
Modified EBITDA	$(2,253)	$(3,443)	$(4,640)	$(7,149)

(a) Represents severance costs.

The $1.2 million improvement in Modified EBITDA for the three months ended June 30, 2023, compared to the same period in 2022, resulted from decreased operating expenses.

The $2.5 million improvement in Modified EBITDA for the six months ended June 30, 2023, compared to the same period in 2022, resulted from decreased operating expenses.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss from continuing operations of $8.4 million during the six months ended June 30, 2023. We also utilized cash in operations from continuing operations of $4.7 million during the six months ended June 30, 2023. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

In September, 2022, the U.S. Small Business Administration (“SBA”) approved an additional loan of $0.35 million. As of August 14, 2023, we have not received these funds.

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

Other:

We, through our Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1.5 million through ERC provisions of the Consolidated Appropriations Act of 2021. As of June 30, 2023 and December 31, 2022, we had a long-term receivable of $1.5 million.

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

Overview

As of June 30, 2023, we had cash of $3.5 million. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities – continuing operations	$(4,685)	$(7,954)
Cash used in operating activities – discontinued operations	(1,855)	(3,048)
Cash used in investing activities – continuing operations	(244)	(4,210)
Cash provided by (used in) investing activities – discontinued operations	4,750	(1)
Cash provided by financing activities – continuing operations	4,853	24,186
Cash used in financing activities – discontinued operations	(1,722)	(4,363)
Increase in cash	$1,097	$4,610

Cash Flows – Operating

For the six months ended June 30, 2023, our cash flows used in operating activities for continuing operations amounted to $4.7 million, compared to cash flows used for the six months ended June 30, 2022 of $8.0 million. We generated $3.3 million additional cash from operations primarily due to cost savings in personnel expenses and reduced general and administrative expenses.

Cash Flows – Investing

For the six months ended June 30, 2023, our cash flows provided by investing activities amounted to $4.5 million, primarily due to $4.8 million of proceeds received from the sale of SaaS assets slightly offset by our investment in capitalized software development costs related to MARKET.

Cash Flows – Financing

Our cash provided by financing activities for continuing operations during the six months ended June 30, 2023 amounted to $4.8 million, which represented $6.6 million of net proceeds from the issuance of shares of our common stock, offset by the repayment of convertible notes of $(1.4) million and repayment of our November notes of $(0.4) million.

Advances on Future Receipts

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances with a new advance from the same third party totaling $1.6 million for the purchase of future receipts/revenues of $2.1 million, resulting in a debt discount of $0.5 million. As of June 30, 2023, the outstanding balance of the note was $0.9 million.

Convertible Notes Payable and Notes Payable

We have the following outstanding notes payable as of June 30, 2023 (in thousands):

					Balance at
	Issuance	Maturity	Interest	Original	June 30,
Note	Date	Date	Rate	Borrowing	2023

Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	150
Promissory note payable (D)	November 7, 2022	May 7, 2024	9.0%	5,470	6,034
Debt discount					(246)
Debt issuance costs					(183)
Total notes payable					6,520
Non-current					(150)
Current					$6,370

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of June 30, 2023, the outstanding balance of the note amounted to $0.8 million.

(B)	On April 4, 2016, we issued a convertible note to Mr. Cutaia, in the amount of $0.3 million, to consolidate all advances made by Mr. Cutaia to us during the period December 2015 through March 2016. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. As of June 30, 2023, the outstanding balance of the note amounted to less than $0.1 million.

(C)	On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, began October 26, 2022. In September 2022, the SBA approved an additional loan of $0.35 million. As of August 14, 2023, we have not received these funds. As of June 30, 2023, the outstanding balance of the note amounted to $0.15 million.

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

In connection with the November Note Offering, we incurred $0.3 million of debt issuance costs. The debt issuance costs and the debt discount of $0.5 million are being amortized over the term of the November Notes using the effective interest rate method. As of June 30, 2023, the amount of unamortized debt discount and debt issuance costs was $0.2 million and $0.2 million, respectively.

On May 16, 2023, the Company received a redemption notice of $0.3 million under the terms of the November Note Purchase Agreement. The Company missed two payments resulting in a Payment Failure Balance Increase of 10% on the outstanding principal balance per occurrence pursuant to the terms of the agreement totaling $1.2 million. During the six months ended June 30, 2023, the Company paid $0.4 million in cash and $0.3 million in shares. As of June 30, 2023, the outstanding balance of the Notes amounted to $6.4 million.

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

A description of our principal revenue generating activities is as follows:

MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop ship programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs.

d.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Asset Purchase Agreement dated June 13, 2023, between Verb Technology Company, Inc. and SW Direct Sales, LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: August 14, 2023	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

