Form 10-Q
period 2023-09-30
Verb Technology Company, Inc.
filed 2023-11-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 S. Las Vegas Blvd., Suite 2301 Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(855) 250-2300

(Registrant’s telephone number, including area code)

Former Address:

3401 North Thanksgiving Way, Suite 240, Lehi, Utah 84043

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

As of November 10, 2023, there were 16,408,287 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (the “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS

Current assets
Cash	$918	$2,429
Assets held for sale - current	-	1,323
Prepaid expenses and other current assets	400	306
Total current assets	1,318	4,058

Assets held for sale – non-current	-	10,467
Capitalized software development costs, net	4,584	6,176
ERC receivable	1,528	1,528
Property and equipment, net	39	533
Operating lease right-of-use assets	243	1,354
Intangible assets, net	97	83
Other assets	259	293

Total assets	$8,068	$24,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,706	$3,975
Liabilities related to assets held for sale	-	2,483
Liabilities of discontinued operations	219	1,641
Accrued expenses	2,080	1,287
Accrued officers’ salary	764	764
Notes payable – related party, current	725	765
Notes payable, current	1,886	3,704
Convertible notes payable, current	-	1,334
Operating lease liabilities, current	65	355
Derivative liability	12	222

Total current liabilities	8,457	16,530

Long-term liabilities
Notes payable, non-current	142	1,215
Operating lease liabilities, non-current	184	1,581
Total liabilities	8,783	19,326

Commitments and contingencies (Note 13)
	-	-
Series B Redeemable Preferred Stock
	-	-
Stockholders’ equity (deficit)
Class A units, 3 shares issued and authorized as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,868,774 and 2,918,017 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1

Additional paid-in capital	171,991	158,629
Accumulated deficit	(172,707)	(153,464)

Total stockholders’ equity (deficit)	(715)	5,166

Total liabilities and stockholders’ equity (deficit)	$8,068	$24,492

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$29	$3	$34	$3

Cost of revenue	5	1	7	1

Gross margin	24	2	27	2

Operating expenses
Depreciation and amortization	564	438	1,730	524
General and administrative	2,850	5,126	9,080	15,019
Total operating expenses	3,414	5,564	10,810	15,543

Operating loss from continuing operations	(3,390)	(5,562)	(10,783)	(15,541)

Other income (expense)
Other income (expense), net	64	-	844	(16)
Financing costs	-	-	(1,239)	-
Interest expense	(219)	(289)	(989)	(950)
Change in fair value of derivative liability	4	198	210	2,360
Total other income (expense), net	(151)	(91)	(1,174)	1,394

Net loss from continuing operations	(3,541)	(5,653)	(11,957)	(14,147)

Loss from discontinued operations, net of tax	(168)	(2,375)	(7,122)	(7,244)

Net loss	(3,709)	(8,028)	(19,079)	(21,391)

Deemed dividend due to warrant reset	-	-	(164)	-

Net loss to common stockholders	$(3,709)	$(8,028)	$(19,243)	$(21,391)

Loss per share - basic and diluted	$(0.68)	$(3.14)	$(4.10)	$(9.30)
Weighted average number of common shares outstanding - basic and diluted	5,420,884	2,552,755	4,690,744	2,301,020

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2023

	Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	3	$-	2,918,017	$1	$158,629	$(153,464)	$5,166

Sale of common stock from public offerings	-	-	1,006,575	-	6,628	-	6,628
Fair value of vested restricted stock awards, stock options, and warrants	-	-	200,362	-	1,932	-	1,932
Deemed dividend due to warrant reset	-	-		-	164	(164)	-
Issuance of shares for fractional adjustments related to reverse stock split	-	-	31,195	-	-	-	-
Fair value of common shares issued for services	-	-	128,204	-	200	-	200
Fair value of common shares issued for settlement of accrued expenses and litigation	-	-	276,676	-	346	-	346
Fair value of common shares issued as payment on notes payable	-	-	3,307,745	-	4,092	-	4,092
Net loss	-	-	-	-	-	(19,079)	(19,079)
Balance at September 30, 2023	3	$-	7,868,774	$1	$171,991	$(172,707)	$(715)

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2022

	Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	3	$-	1,823,574	$1	$129,348	$(116,027)	$13,322

Sale of common stock from public offering	-	-	646,106	-	20,150	-	20,150
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	15,182	-	-	-	-
Issuance of common stock from option exercise	-	-	8,318	-	377	-	377
Fair value of common shares issued for services	-	-	45,331	-	1,461	-	1,461
Fair value of common shares issued to settle accrued expenses	-	-	11,926	-	450	-	450
Fair value of vested restricted stock awards, stock options and warrants	-	-	14,684	-	2,163	-	2,163
Net loss	-	-	-	-	-	(21,391)	(21,391)
Balance at September 30, 2022	3	$-	2,565,121	$1	$153,949	$(137,418)	$16,532

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022

Operating Activities:
Net loss	$(19,079)	$(21,391)
Loss from discontinued operations, net of tax	7,122	7,244

Adjustments to reconcile net loss to net cash used in operating activities, net of discontinued operations:
Share-based compensation	1,985	3,668
Amortization of debt discount	238	238
Amortization of debt issuance costs	182	367
Change in fair value of derivative liability	(210)	(2,360)
Depreciation and amortization	1,730	524
Finance costs	1,239	-
Gain on lease termination	(263)	-
Loss on disposal of property and equipment	-	14
Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other current assets	52	(161)
Operating lease right-of-use assets	170	191
Other assets	13	-
Accounts payable, accrued expenses, and accrued interest	265	1,089
Deferred incentive compensation	-	(377)
Operating lease liabilities	(63)	(269)
Net cash used in operating activities attributable to continuing operations	(6,619)	(11,223)
Net cash used in operating activities attributable to discontinued operations	(1,855)	(4,752)

Investing Activities:
Capitalized software development costs	(239)	(4,299)
Purchases of property and equipment	(22)	(20)
Purchases of intangible assets	(14)	(82)
Net cash used in investing activities attributable to continuing operations	(275)	(4,401)
Net cash provided by (used in) investing activities attributable to discontinued operations	4,750	(1)

Financing Activities:
Proceeds from sale of common stock	6,628	20,150
Proceeds from convertible notes payable	-	6,000
Payment of convertible note payable – related party	(40)	-
Payment of notes payable	(383)	-
Payment of convertible notes payable	(1,350)	(2,740)
Proceeds from option exercise	-	377
Payment for debt issuance costs	-	(445)
Net cash provided by financing activities attributable to continuing operations	4,855	23,342
Net cash used in financing activities attributable to discontinued operations	(2,367)	(2,981)

Net change in cash	(1,511)	(16)

Cash - beginning of period	2,429	937

Cash - end of period	$918	$921

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Through June 13, 2023 of the nine months ended September 30, 2023, the Company operated three distinct lines of business through separate wholly owned subsidiaries. The first was Verb Direct, LLC, a sales Software-as-a-Service (“SaaS”) platform for the direct sales industry; the second was Verb Acquisition Co., LLC, which was a sales SaaS platform for the Life Sciences industry and sports teams; and the third is verbMarketplace, LLC, which operates MARKET.live, a multivendor social shopping platform for retailers, brands, manufacturers, creators, influencers and entrepreneurs who seek to participate in an open market-style eco-system environment.

Background

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

On June 13, 2023, the Company disposed of all of its operating SaaS assets of Verb Direct and Verb Acquisition, (referred to collectively as the “SaaS Assets”) pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction. Additional payments of $1,750 will be paid by the buyer if certain profitability and revenue targets are met within the next two years as set forth more particularly in the asset purchase agreement. The sale of the SaaS Assets was undertaken to allow the Company to focus its resources on its burgeoning MARKET.live business unit which it expects over time will create greater shareholder value.

MARKET.live is akin to a virtual shopping mall, a centralized online destination where shoppers could explore hundreds, and over time thousands, of shoppable stores for their favorite brands, influencers, creators and celebrities, all of whom can host livestream shopping events from their virtual stores that can be seen by all shoppers at the virtual mall. Every store operator can host livestream events, even simultaneously, and over time we expect there will be thousands of such events, across numerous product and service categories, being hosted by people from all over the world, always on – 24/7 - where shoppers could communicate directly with the hosts in real time to comment or ask questions about products featured in the livestream through an on-screen chat visible to all shoppers. Through the on-screen chat, shoppers can also communicate directly with each other in real time, invite their friends and family to join them at any of the live shopping events to share the experience, and then simply click on a non-intrusive - in-video overlay to place items in an on-screen shopping cart for purchase – all without interrupting the video. Shoppers can visit any number of other shoppable events to meet up and chat with friends, old and new, and together watch, shop and chat with the hosts, discover new products and services, and become part of an immersive entertaining social shopping experience. Throughout the experience, the shopping cart follows shoppers seamlessly from event to event, shoppable video to shoppable video, host to host, store to store and product to product.

Among the big differentiators for MARKET.live is that it allows anyone that streams on MARKET.live to simultaneously broadcast their stream (multi-cast or simulcast) over most popular social media sites to reach a substantially larger audience, which is especially attractive for creators and influencers that have large numbers of followers on other social media platforms.

A very compelling new feature recently developed for MARKET.live allows shoppers watching the stream on TikTok to stay on that site and actually check out through that site, eliminating the friction or reluctance of users to leave their TikTok feed in order to complete their purchase on MARKET.live. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Last fall the Company launched its “Creators on MARKET.live,” a program that allows creators to monetize their content through livestream shopping and personalized storefronts on MARKET.live. This program is only open to those individuals with a large, verifiable social media following. Participants selected for the Creators on MARKET.live program can choose to feature their favorite products from MARKET.live stores and promote and sell them to their fans, followers and customers. The Company has recently launched a similar program on TikTok for TikTok creators and influencers.

The Company has also recently launched a drop ship program on MARKET.live, offered on a subscription basis, designed specifically for those individuals interested in starting their own ecommerce business, who do not yet have a large base of fans or followers. Through this new program, entrepreneurs can quickly and easily establish their own storefronts, essentially their own website, by choosing the products they love from a carefully curated list of products by category (based on their selected subscription package). They can easily import the products into their storefront and launch their own ecommerce business through livestream shopping events broadcast live on MARKET.live and simulcast on other social platforms. Subscribers do not have to purchase inventory and product fulfillment is handled for them for no additional cost. This program represents a very low cost, low risk option for those who want to start their own ecommerce business. The Company is planning a national television commercial campaign to promote this new program.

All livestream events are recorded and available to watch in each vendors’ personally branded stores on MARKET.live for those fans, followers and customers to return after the livestream events, 24/7, to browse and purchase any of the featured products. All the recorded livestream videos are indexed for easy browsing and remain shoppable. Depending on the products chosen, participants in the Creator program can earn between 5% and 20% of their gross sales at no cost and no risk to the Creators selected to participate in the program. Entrepreneurs that participate in the dropship programs will pay a fixed monthly fee for access to the products in the program and to maintain their MARKET.live ecommerce storefronts and will also earn a percentage of the sales they generate, which varies based on the subscription package.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2023, the Company incurred a net loss from continuing operations of $11,957 and used cash in continuing operations of $6,619. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. As a result, the Company’s continuation as a going concern is dependent on its ability to obtain additional financing until the Company can generate sufficient cash flows from operations to meet our obligations. The Company intends to continue to seek additional debt or equity financing to continue its operations.

As of September 30, 2023, the Company had cash of $918.

Equity financing:

On January 24, 2023, the Company issued 901,275 shares of the Company’s common stock which resulted in proceeds of $6,578, net of offering costs of $622.

During September 2023, the Company restarted its’ at-the-market (“ATM”) issuance sales agreements with Truist Securities, Inc. pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). As of September 30, 2023, the Company has issued 105,300 shares of the Company’s common stock pursuant to this agreement, resulting in proceeds of $50, net of offering costs of $27. Subsequent to September 30, 2023, the Company issued 6,498,591 shares of its common stock and received $2,086 of net proceeds associated with ATM issuances.

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

In September 2022, the U.S. Small Business Administration approved a loan of $350, which, as of November 10, 2023, the Company has not received these funds.

On November 7, 2022, the Company entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor (the “November Note Holder”) providing for the sale and issuance of an unsecured, non-convertible promissory note in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000 (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing Nine months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires the Company to use up to 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a $2,000 cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, the Company is not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations of the Company under the November Note in exchange for receiving a portion of the loan proceeds.

On May 16, 2023, the Company received a redemption notice under the terms of the November Note Purchase Agreement for $300. The Company missed two payments resulting in a Payment Failure Balance Increase of 10% on the outstanding principal balance per occurrence pursuant to the terms of the agreement totaling $1,205. These costs have been recorded as finance costs in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company paid $375 in cash and $4,092 in shares of its common stock. As of September 30, 2023 and December 31, 2022, the outstanding balance of the November Notes amounted to $2,647 and $5,544, respectively. Subsequent to September 30, 2023, the Company issued 2,040,922 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $655 on the outstanding balance of the November Notes.

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances on future receipts with a new advance from the same third party totaling $1,550 for the purchase of future receipts/revenues of $2,108, resulting in a debt discount of $558. As of September 30, 2023, the outstanding balance of the note was $269 and is being repaid by making daily payments of $10 on each banking day with a scheduled maturity date of November 7, 2023. The amounts related to this financing agreement have been reclassified to liabilities of discontinued operations for purposes of presenting discontinued operations. Subsequent to September 30, 2023, the Company repaid all of the advances on future receipts.

Other:

The Company, through its Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of $1,528 through Employee Retention Credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the COVID-19 pandemic. As of September 30, 2023, and December 31, 2022, the Company had a receivable of $1,528 as the amended payroll tax returns have been filed with the IRS related to the quarterly periods ending June 2021 and September 2021. Due to the uncertain timing of the receipt of this receivable, it is being classified as a long-term asset in the condensed consolidated balance sheet at September 30, 2023.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 17, 2023. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

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

On June 10, 2023, the board of directors approved the sale of the SaaS Assets to an unrelated third party, SW Direct Sales LLC (“SW Sales” or the “buyer”), for $6,500 with $4,750 cash proceeds paid by buyer upon closing of the transaction. Additional payments of $1,750 will be paid by the buyer if certain profitability and revenue targets are met within the next two years. The contingent payments were not recorded at the closing date of the sale, rather will be recognized as the cash is received and the contingency resolved pursuant to ASC 450-30.

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

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation within the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues during the nine months ended September 30, 2023 were derived primarily from providing application services through the SaaS application, digital marketing and sales support services. During that period, the Company also derived revenue from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. As a result of the sale of the SaaS business, revenue that was recorded historically from the SaaS business has been reclassified as part of discontinued operations. See Note 4 for revenue disclosures related to the SaaS business.

A description of our principal revenue generating activities is as follows:

MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop Ship and Creator programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs and its Creator program.

d.	The Company’s recently launched TikTok store and affiliate program.

e.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

The Company did not record any impairment charges related to finite-lived intangible assets during the nine months ended September 30, 2023.

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

As of September 30, 2023, and 2022, the Company had total outstanding options of 2,056,882 and 131,303, respectively, and warrants of 919,664 and 641,285, respectively, and outstanding restricted stock awards of 155,572 and 51,796, respectively, the Notes from the January Note Offering that were convertible into 0 and 30,240 shares at $120.00 per share, respectively, and convertible notes issued to a related party that were convertible into 21,265 and 20,223 shares at $41.20 per share, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10% and in the aggregate	No customers individually over 10% and in the aggregate

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 28% of its purchases individually and in the aggregate	Two vendors that accounted for 27% and 61%, respectively, of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$242	$203
Cash paid for income taxes	$2	$1

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Fair value of common shares issued to settle accrued expenses	$346	$450
Fair value of common shares issued as payment on notes payable	4,092	-
Fair value of common stock received in exchange for employee’s payroll taxes	-	8
Accrued software development costs	-	291
Discount recognized from notes payable	-	300
Derecognition of operating lease right-of-use assets	1,186	-
Derecognition of operating lease liabilities	1,870	-
Derecognition of other assets and liabilities related to lease termination	421	-
Recognition of operating lease right-of-use asset and related lease liability	245	-
Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Discount recognized from advances on future receipts	558	900
Derecognition of operating lease right-of-use assets	-	543
Derecognition of operating lease liabilities	-	521
Recognition of operating lease right-of-use asset and related lease liability	$-	$212

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

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 and $7,108 of internal and external development costs as of September 30, 2023 and December 31, 2022, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement. In addition, as of September 30, 2023 and December 31, 2022, the Company had paid or accrued $605 and $604, respectively, of other capitalized software development costs.

For the three and nine months ended September 30, 2023 and 2022, the Company amortized $538 and $394, respectively, and $1,615 and $394, respectively.

Capitalized software development costs, net consisted of the following:

	September 30, 2023	December 31, 2022

Beginning balance	$6,176	$4,348

Additions	23	2,760
Amortization	(1,615)	(932)
Ending balance	$4,584	$6,176

The expected future amortization expense for capitalized software development costs as of September 30, 2023, is as follows:

Year ending	Amortization
2023 remaining	$594
2024	2,377
2025	1,445
2026	168
Total amortization	$4,584

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

The assets and liabilities held for sale were as follows as of December 31, 2022

December 31, 2022
Assets:
Accounts receivable, net	1,024
Prepaids and other current assets	299
Goodwill	9,581
Other long-lived assets	886
Assets held for sale	$11,790
Liabilities:
Accounts payable	$663
Contract liabilities	1,340
Accrued liabilities	480
Liabilities related to assets held for sale	$2,483

The following information presents the net revenues and net loss of the SaaS business for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

Net revenues	$-	$2,184

Net loss	$(168)	$(2,375)

	Nine Months Ended September 30,
	2023	2022

Net revenues	$3,814	$7,274

Net loss	$(7,122)	$(7,244)

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

On July 3, 2023, the Company entered into a lease termination agreement with its landlord related to the office lease in Newport Beach, California. Pursuant to terms of the lease termination agreement, the Company vacated the property by August 15, 2023. A gain on lease termination of $263 was recorded within other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

On August 8, 2023, the Company entered into a studio office lease agreement for its office in California. The agreement requires the Company to pay $8 per month for a term through September 30, 2026. In accordance with ASC 842, the Company recognized a right-of-use asset and the related lease liability of $245.

See Note 14 for Subsequent Events.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30,
	2023	2022
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$227	$285

Other information
Cash paid for amounts included in the measurement of lease liabilities	$121	$334
Weighted average remaining lease term – operating leases (in years)	3.00	4.67
Weighted average discount rate – operating leases	9.0%	4.0%

	September 30, 2023	December 31, 2022
Operating leases
Right-of-use assets	$243	$1,354

Short-term operating lease liabilities	$65	$355
Long-term operating lease liabilities	184	1,581
Total operating lease liabilities	$249	$1,936

Year ending	Operating Leases
2023 remaining	$23
2024	92
2025	96
2026	75
2027 and thereafter	-
Total lease payments	286
Less: Imputed interest/present value discount	(37)
Present value of lease liabilities	$249

6. ADVANCES ON FUTURE RECEIPTS

As a result of the sale, the Company has eliminated any amounts related to advances on future receipts as part of its presentation of continuing operations The Company has the following advances on future receipts as of September 30, 2023 and December 31, 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2023	Balance at December 31, 2022

Note 1	August 25, 2022	May 11, 2023	26%	$3,400	$-	$1,782
Note 2	October 25, 2022	April 26, 2023	30%	322	-	207
Note 3	February 16, 2023	December 14, 2023	35%	2,108	269	-
Total				$5,830	269	1,989
Debt discount					(41)	(311)
Debt issuance costs					(9)	(37)
Net					$219	$1,641

Note 1

On August 25, 2022, the Company received secured advances from an unaffiliated third party totaling $2,500 for the purchase of future receipts/revenues of $3,400, resulting in a debt discount of $900. The Company also paid $100 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $1,782 and the unamortized balance of the debt discount and debt issuance costs were $267 and $30, respectively. During the nine months ended September 30, 2023, the Company paid $643 and amortized $155 and $17 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $112 and $13, respectively, were written off as part of the accounting for loss from discontinued operations.

Note 2

On October 25, 2022, the Company received secured advances from an unaffiliated third party totaling $225 for the purchase of future receipts/revenues of $322, resulting in a debt discount of $97. The Company also paid $16 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $207 and the unamortized balance of the debt discount and debt issuance costs were $44 and $7, respectively. During the nine months ended September 30, 2023, the Company paid $86 and amortized $28 and $4 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $16 and $3, respectively, were written off as part of the accounting for loss from discontinued operations.

Note 3

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances (see Notes 1 and 2 above) with a new advance from the same third party totaling $1,550 for the purchase of future receipts/revenues of $2,108, resulting in a debt discount of $558. The Company received $290 and paid $87 of debt issuance costs upon closing and an additional $3 on June 13, 2023. The debt discount and debt issuance costs are being amortized over the term of the secured advance using the effective interest rate method. During the nine months ended September 30, 2023, the Company paid $1,839 and amortized $517 and $81 of the debt discount and debt issuance costs, respectively. As of September 30, 2023, the outstanding balance of the note was $269, and the unamortized balance of the debt discount and debt issuance costs were $41 and $9 respectively.

See Note 14 for Subsequent Events.

7. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company has the following outstanding notes payable as of September 30, 2023 and December 31, 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2023	Balance at December 31, 2022
Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725	$725
Related party note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	-	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	150	142	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	6,300	-	1,350
Promissory note payable (E)	November 7, 2022	May 7, 2024	9.0%	5,470	2,184	5,470
Debt discount					(171)	(408)
Debt issuance costs					(127)	(309)
Total notes payable					2,753	7,018
Non-current					(142)	(1,215)
Current					$2,611	$5,803

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of September 30, 2023 and December 31, 2022, the outstanding balance under the note was $876 and $811, respectively. As of September 30, 2023 and December 31, 2022, the portion of the outstanding balance that represents accrued interest was $151 and $86, respectively. See Note 14 for Subsequent Events.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On September 20, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $48. As of September 30, 2023 and December 31, 2022, the outstanding balance under the note was $0 and $45, respectively. As of September 30, 2023 and December 31, 2022, the portion of the outstanding balance that represents accrued interest was $0 and $5, respectively.

(C)	On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. In September 2022, the SBA approved an additional loan of $350. As of November 10, 2023, the Company has not received these funds. As of September 30, 2023 and December 31, 2022, the outstanding balance under the note was $142 and $150, respectively.

(D)	On January 12, 2022, the Company entered into a securities purchase agreement (the “January Note Purchase Agreement”) with three institutional investors (collectively, the “January Note Holders”) providing for the sale and issuance of an aggregate original principal amount of $6,300 in convertible notes due January 2023 (each, a “Note,” and, collectively, the “Notes,” and such financing, the “January Note Offering”). The Company and the January Note Holders also entered into a security agreement, dated January 12, 2022, in connection with the January Note Offering, pursuant to which the Company granted a security interest to the January Note Holders in substantially all of its assets. The January Note Purchase Agreement prohibits the Company from entering into an agreement to effect any issuance of common stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. The January Note Purchase Agreement also gives the January Note Holders the right to require the Company to use up to 15% of the gross proceeds raised from future debt or equity financings to redeem the Notes, which redemptions have been elected by the January Note Holders. There are no financial covenants related to these notes payable.

The Company received $6,000 in gross proceeds from the sale of the Notes. The Notes bear interest of 6.0% per annum, have an original issue discount of 5.0%, mature 12 months from the closing date, and have an initial conversion price of $120.00, subject to adjustment in certain circumstances as set forth in the Notes.

In connection with the January Note Offering, the Company paid $461 of debt issuance costs. The debt issuance costs and the debt discount of $300 were amortized over the term of the Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $6 and $10, respectively. During the nine months ended September 30, 2023, the Company amortized the remaining amount of debt discount and debt issuance costs.

As of December 31, 2022, the outstanding principal balance of the Notes amounted to $1,350. On January 26, 2023, the Company repaid in full all outstanding obligations under the January Note Offering dated January 12, 2022.

(E)	On November 7, 2022, the Company entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor (the “November Note Holder”) providing for the sale and issuance of an unsecured, non-convertible promissory note in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000 (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing nine months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600.

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

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 are being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $402 and $299, respectively. During the nine months ended September 30, 2023, the Company paid $375 in cash and $4,092 in shares; amortized $231 of debt discount and $172 of debt issuance costs. As of September 30, 2023, the amount of unamortized debt discount and debt issuance costs was $171 and $127, respectively.

On May 16, 2023, the Company received a redemption notice under the terms of the November Note Purchase Agreement for $300. The Company missed two payments resulting in a Payment Failure Balance Increase of 10% on the outstanding principal balance per occurrence pursuant to the terms of the agreement totaling $1,205. These costs have been recorded as finance costs in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the outstanding balance of the November Notes amounted to $2,647 and $5,544, respectively.

See Note 14 for Subsequent Events.

The following table provides a breakdown of interest expense for the periods presented:

	Three Months Ended September 30,
	2023	2022

Interest expense – amortization of debt discount	$75	$67
Interest expense – amortization of debt issuance costs	55	103
Interest expense – other	89	119

Total interest expense	$219	$289

Total interest expense for notes payable to related parties (see Notes A and B above) was $23 and $23 for the three months ended September 30, 2023 and 2022, respectively. The Company paid $8 and $0 in interest to related parties for the three months ended September 30, 2023 and 2022, respectively.

The following table provides a breakdown of interest expense for the periods presented:

	Nine Months Ended September 30,
	2023	2022

Interest expense – amortization of debt discount	$238	$238
Interest expense – amortization of debt issuance costs	182	367
Interest expense – other	569	345

Total interest expense	$989	$950

Total interest expense for notes payable to related parties (see Notes A and B above) was $69 and $69 for the nine months ended September 30, 2023 and 2022, respectively. The Company paid $8 and $0 in interest to related parties for the nine months ended September 30, 2023 and 2022, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	September 30, 2023	December 31, 2022
Stock Price	$0.70	$6.40
Exercise Price	$8.00	$13.60
Expected Life	1.23	1.98
Volatility	203%	107%
Dividend Yield	0%	0%
Risk-Free Interest Rate	5.46%	4.41%
Total Fair Value	$12	$222

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

During the nine months ended September 30, 2023 and 2022, the Company recorded a gain of $210 and $2,360 respectively to account for the changes in the fair value of these derivative liabilities during the period. At September 30, 2023, the fair value of the derivative liability amounted to $12.

The details of derivative liability transactions for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$222	$3,155
Change in fair value	(210)	(2,360)
Ending balance	$12	$795

9. COMMON STOCK

The Company’s common stock activity for the nine months ended September 30, 2023 is as follows:

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

Shares Issued as Part of ATM Agreement

In August 2021 and November 2021, the Company entered into two separate ATM issuance sales agreements (the “August 2021 ATM” and the “November 2021 ATM”, respectively) with Truist Securities, Inc., pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). The August 2021 ATM was terminated in October 2021. In January 2022, the aggregate offering price of the shares of the Company’s common stock that may be sold under the November 2021 ATM was reduced from $30,000 to $7,300. In an ATM offering, the Company sells newly issued shares into the trading market through our designated sales agent at prevailing market prices.

During September 2023, the Company sold 105,300 shares and received net proceeds of $50.

Shares Issued for Services

During the nine months ended September 30, 2023, the Company issued 195,489 shares of common stock to officers and employees associated with the vesting of restricted stock units.

During the nine months ended September 30, 2023, the Company issued 1,925 shares of common stock to employees associated with a special incentive program.

On July 29, 2023, the Company issued 2,948 shares of common stock to Mr. Cutaia associated with the vesting of restricted stock units.

On September 5, 2023, the Company issued 128,204 shares of common stock to certain vendors for services rendered and to be rendered with an aggregate grant date fair value of $200. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

Shares Issued for Settlements of Accrued Expenses

During the nine months ended September 30, 2023, the Company issued 93,190 shares of common stock to settle accrued expenses. The fair market value of the shares issued was based on the closing price of the Company’s common stock on the dates of each settlement, which amounted to $146.

Shares Issued for Settlement of Litigation

On September 19, 2023, the Company issued 183,486 shares to certain other investors to settle litigation, see Note 13. The fair market value of the shares issued was based on the closing price of the Company’s common stock on the date of the settlement, which amounted to $200. A loss of $(200) was recorded within other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. In exchange for the shares, 32,140 warrants were cancelled as part of the settlement agreement.

Shares Issued as Payment on Notes Payable

During the nine months ended September 2023, the Company issued 3,307,745 shares to Streeterville in exchange for a reduction on the Company’s note payable outstanding balance with Streeterville amounting to $4,092.

Termination of Equity Line of Credit Agreement

On January 26, 2023, the Company terminated the January Purchase Agreement dated January 12, 2022, which provided for the sale by the Company of up to $50,000 of newly issued shares.

Reverse Stock Split

At a Special Meeting of Stockholders on April 10, 2023, the stockholders of the Company approved a Certificate of Amendment to the Articles of Incorporation of the Company to increase its authorized common stock from 200,000,000 shares to 400,000,000 shares and approved the grant of discretionary authority to the board of directors of the Company to effect a reverse stock split of its outstanding shares of common stock at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-forty (1-for-40) split. On April 18, 2023, the Company implemented the 1-for-40 reverse stock split (the “Reverse Stock Split”) of its common stock. The Company’s common stock commenced trading on a post- reverse stock split basis on April 19, 2023. As a result of the Reverse Stock Split, every forty (40) shares of the Company’s pre-Reverse Stock Split common stock were combined and reclassified into one share of common stock. Any fractional shares were rounded up to a whole share which resulted in the issuance of 31,195 shares of common stock. The number of shares of common stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of forty and the exercise price of such securities increased by a factor of forty effective as of April 18, 2023.

Equity Incentive Plan

At the Special Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s 2019 Incentive Compensation Plan to increase the number of shares authorized under the plan by 15,000,000 shares of common stock to be authorized for awards granted under the plan.

See Note 14 for Subsequent Events.

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the nine months ended September 30, 2023 is presented below.

	Shares	Weighted- Average Grant Date Fair Value

Non-vested at January 1, 2023	89,898	$29.04
Granted	284,761	0.93
Vested/deemed vested	(198,437)	5.43
Forfeited	(20,650)	40.49
Non-vested at September 30, 2023	155,572	$6.57

On September 28, 2023, the Company granted 136,986 restricted stock units to its interim Chief Financial Officer. The restricted stock units vest annually through September 28, 2027. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $100, which is being amortized as share-based compensation expense over the vesting term.

The total fair value of restricted stock units that vested or deemed vested during the nine months ended September 30, 2023 was $1,077. The share-based compensation expense recognized relating to the vesting of restricted stock units for the three and nine months ended September 30, 2023 amounted to $130 and $970, respectively. As of September 30, 2023 the amount of unvested compensation related to issuances of restricted stock units was $718 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

11. STOCK OPTIONS

A summary of option activity for the nine months ended September 30, 2023 is presented below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2023	139,054	$52.11	3.37	$-
Granted	2,028,425	0.95	-	-
Forfeited	(110,597)	60.48	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2023	2,056,882	$1.21	4.85	$-

Vested September 30, 2023	319,434	$1.99		$-

Exercisable at September 30, 2023	319,434	$1.99		$-

At September 30, 2023, the intrinsic value of the outstanding options was $0.

During the nine months ended September 30, 2023, the Company granted stock options to board members to purchase a total of 8,090 stock options as replacement awards related to forfeited restricted stock units. The options have an average exercise price of $9.20 per share, expire in five years, and vested on the grant date. The total fair value of these options at grant date was $66 using the Black-Scholes Option Pricing model.

On June 21, 2023, the Company granted stock options to board members to purchase a total of 997,595 stock options. The options have an average exercise price of $1.11 per share, expire in five years, and vest annually over 4 years. The total grant date fair value of these options was $953 based on the Black-Scholes option pricing model.

On September 28, 2023, the Company granted stock options to employees and a board member to purchase a total of 1,022,740 stock options. The options have an average exercise price of $0.73 per share, expire in five years, and vest annually over 4 years. The total grant date fair value of these options was $676 based on the Black-Scholes option pricing model.

The share-based compensation expense recognized relating to the vesting of stock options for the three and nine months ended September 30, 2023 amounted to $440 and $954, respectively. As of September 30, 2023, the total unrecognized share-based compensation expense was $1,795, which is expected to be recognized as part of operating expense through September 2027.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.29%	1.24% - 3.37%
Average expected term	5 years	5 years
Expected volatility	136.2%	143.6-149.5%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

The Company has the following warrants outstanding as of September 30, 2023, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2023	952,638	$37.60	3.56	$-
Granted	-	-	-	-
Forfeited	(32,974)	8.14	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2023, all vested	919,664	$33.76	2.83	$-

At September 30, 2023 the intrinsic value of the outstanding warrants was $0.

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

On September 19, 2023, the Company issued 183,486 shares of its common stock to certain other investors to settle litigation, see Note 13. In exchange for the shares, 32,140 warrants were cancelled as part of the settlement agreement.

13. COMMITMENTS AND CONTINGENCIES

Litigation

a. Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that he is entitled to approximately $300 in unpaid bonus compensation from 2015. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company does not believe the former employee’s claims have any merit as they are contradicted by documentary evidence, and barred by the applicable statute of limitations, and barred by a release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the court issued an order (i) denying the former employee’s motion for summary judgment, (ii) partly granting the former employee’s motion for summary adjudication, in which the court dismissed certain of the Company’s affirmative defenses; and (iii) partly denying the former employee’s motion for summary adjudication. The court had set a trial date of August 28, 2023. On August 29, 2023 after a bench trial, the court found in favor of the plaintiff on his breach of contract claim. The court has not yet entered an order for judgement. Once entered, the Company intends to file an appeal, reinstating the Company’s affirmative defenses and vacating the trial court’s decision and order.

b. Legal Malpractice Action

The Company was involved in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed a complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company is seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputes owing this amount to BH. The Company believes that the resolution of these matters will have no material effect on the Company or its operations. On March 1, 2023, BH and the Company entered into an out of court settlement and the Company agreed to pay $25 on execution of the settlement agreement and $6.25 per month over a period of 12 months with a total settlement amount of $100. The remaining unpaid settlement amount of $50 was accrued by the Company as of September 30, 2023.

c. Dispute with Warrant Holder

The Company was involved in a dispute with Iroquois Capital Investment Group LLC and Iroquois Master Fund, Ltd (collectively, “Iroquois”) relating to a securities purchase agreement (the “SPA”) entered between the Company, Iroquois and certain other investors. The Company filed a complaint in the Supreme Court of New York for the County of New York on April 6, 2022, styled Verb Technology Company, Inc. v. Iroquois Capital Investment Group LLC, et al. (Index No. 651708/2022). The Company’s complaint sought a judicial declaration of its duties and obligations under the SPA. On May 5, 2022, Iroquois filed counterclaims against the Company for declaratory relief, breach of contract, and breach of the implied covenant of good faith and fair dealing relating to the SPA. Iroquois alleged damages of $1,500. The Company disputed Iroquois’ counterclaims and damages allegations. On September 19, 2023, the Company and Iroquois agreed to a settlement of the matter and an exchange of general releases. Pursuant to the settlement, the Company issued 183,486 shares to Iroquois and certain other investors. The fair market value of the shares issued was based on the closing price of the Company’s common stock on the date of the settlement, which amounted to $200. In exchange for the shares, 32,140 warrants were cancelled as part of the settlement agreement.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $312 in board fees to its five board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed during the nine months ended September 30, 2023 was $250. As of September 30, 2023, total board fees to be recognized in future period amounted to $62 and will be recognized once the service has been rendered.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2023, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Equity Financing

Subsequent to September 30, 2023, the Company issued 6,498,591 shares of its common stock and received $2,086 of net proceeds associated with ATM issuances.

Issuance of common shares as payment on notes payable

Subsequent to September 30, 2023, the Company issued 2,040,922 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $655 on the outstanding balance of the November Notes.

Debt Financing

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville’) pursuant to which Streeterville purchased a promissory note (the “Note”) in the aggregate principal amount of $1,005 (the “Note Offering”). The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance. In connection with the Note Offering, verbMarketplace, LLC, entered into a Guaranty, dated October 11, 2023, pursuant to which it guaranteed the obligations of the Company under the Note in exchange for receiving a portion of the proceeds.

Repayment of note payable – related party

On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $879 from a December 2015 related party note issued by Mr. Cutaia.

Sublease agreement – related party

On November 1, 2023, the Company entered into a corporate office sublease agreement with Mr. Cutaia for its executive office in Las Vegas, Nevada.

Repayment of advance on future receipts

Subsequent to September 30, 2023, the Company repaid all of the advances on future receipts.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three and nine month periods ended September 30, 2023 and 2022 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries, Verb Direct, LLC, or Verb Direct, Verb Acquisition Co., Inc., or Solofire, and verbMarketplace, LLC, or MARKET, on a consolidated basis, unless otherwise specified.

Overview

Through June 13, 2023 of the nine months ended September 30, 2023, we operated three distinct lines of business through separate wholly owned subsidiaries. The first was Verb Direct, LLC, a sales Software-as-a-Service (“SaaS”) platform for the direct sales industry; the second was Verb Acquisition Co., LLC, which was a sales SaaS platform for the Life Sciences industry and sports teams; and the third is verbMarketplace, LLC, which is a multi-vendor, multi-presenter, livestream social shopping platform known as MARKET.live that combines ecommerce and entertainment.

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

We recently completed development work on new MARKET.live capability that facilitated a deeper integration into the TikTok social media platform that could expose MARKET.live shoppable programming to tens of millions of potential viewers/purchasers.

This new capability allows shoppers watching a MARKET.live stream on TikTok to stay on that site and actually check out through that site, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase on MARKET.live. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Last fall the Company launched its “Creators on MARKET.live,” a program that allows creators to monetize their content through livestream shopping and personalized storefronts on MARKET.live. This program is only open to those individuals with a large, verifiable social media following. Participants selected for the Creators on MARKET.live program can choose to feature their favorite products from MARKET.live stores and promote and sell them to their fans, followers and customers. The Company has recently launched a similar program on TikTok for TikTok creators and influencers.

In the coming weeks, the Company expects to formally launch a new drop ship program on MARKET.live, offered on a subscription basis, designed specifically for those individuals interested in starting their own ecommerce business, who do not yet have a large base of fans or followers. Through this new program, entrepreneurs can quickly and easily establish their own storefronts, essentially their own website, by choosing the products they love from a carefully curated list of products by category (based on their selected subscription package). They can easily import the products into their storefront and launch their own ecommerce business through livestream shopping events broadcast live on MARKET.live and simulcast on other social platforms. Subscribers do not have to purchase inventory and product fulfillment is handled for them for no additional cost. This program represents a very low cost, low risk option for those who want to start their own ecommerce business. The Company is planning a national television commercial campaign to promote this new program.

All livestream events are recorded and available to watch in each vendors’ personally branded stores on MARKET.live for those fans, followers and customers to return after the livestream events, 24/7, to browse and purchase any of the featured products. All the recorded livestream videos are indexed for easy browsing and remain shoppable. Depending on the products chosen, participants in the Creator program can earn between 5% and 20% of their gross sales at no cost and no risk to the Creators selected to participate in the program. Entrepreneurs that participate in the dropship programs will pay a fixed monthly fee for access to the products in the program and to maintain their MARKET.live ecommerce storefronts and will also earn a percentage of the sales they generate, which varies based on the subscription package.

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

Revenue Generation

A description of our principal revenue generating activities is as follows:

MARKET.live, launched at the end of July 2022, generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop Ship and Creator programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs and its Creator program.

d.	The Company’s recently launched TikTok store and affiliate program.

e.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

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

Recent Developments

ATM Offering

On November 16, 2021, the Company entered into that certain at-the-market issuance sales agreement with Truist Securities, Inc., as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $7.3 million in shares of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167), as supplemented by a prospectus supplement. As of September 30, 2023, the Company received proceeds from the ATM Offering of approximately $0.0 million ($50,000), net of offering costs, on the sales of 105,300 shares of the Company’s common stock.

Subsequent to September 30, 2023, the Company issued 6,498,591 shares of its common stock and received $2.1 million of net proceeds associated with ATM issuances.

Issuance of common shares as payment on notes payable

Subsequent to September 30, 2023, the Company issued 2,040,922 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $0.7 million on the outstanding balance of the November Notes.

Debt Financing

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which Streeterville purchased a promissory note (the “Note”) in the aggregate principal amount of $1.0 million (the “Note Offering”). The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance. In connection with the Note Offering, verbMarketplace, LLC, a wholly-owned subsidiary of the Company, entered into a Guaranty, dated October 11, 2023, pursuant to which it guaranteed the obligations of the Company under the Note in exchange for receiving a portion of the proceeds.

Repayment of note payable – related party

On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $0.9 million from a December 2015 related party note issued by Mr. Cutaia.

Results of Operations

Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

The following is a comparison of our results of continuing operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change

Revenue	$29	$3	$26

Cost of Revenue	5	1	4

Gross margin	24	2	22

Operating expenses
Depreciation and amortization	564	438	126
General and administrative	2,850	5,126	(2,276)
Total operating expenses	3,414	5,564	(2,150)

Operating loss from continuing operations	(3,390)	(5,562)	2,172

Other income (expense)
Other income (expense), net	64	-	64
Interest expense	(219)	(289)	70
Change in fair value of derivative liability	4	198	(194)
Total other income (expense), net	(151)	(91)	(60)

Net loss from continuing operations	$(3,541)	$(5,653)	$2,112

Revenue

Our primary focus is on the growth of our MARKET.live business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expenses were $0.5 million for the three months ended September 30, 2023, as compared to $0.4 million for the three months ended September 30, 2022.

General and administrative expenses for the three months ended September 30, 2023 were $2.9 million, as compared to $5.1 million for the three months ended September 30, 2022, reflecting a 44% cost reduction. The decrease in general and administrative expenses is primarily due to decreased salary expense associated with headcount reduction.

Other Income (Expense), net

Other income (expense), net, for the three months ended September 30, 2023 was $(0.2) million, which was primarily attributable to interest expense of $(0.2) million.

Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

The following is a comparison of our results of continuing operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change

Revenue	$34	$3	$31

Cost of Revenue	7	1	6

Gross margin	27	2	25

Operating expenses
Depreciation and amortization	1,730	524	1,206
General and administrative	9,080	15,019	(5,939)
Total operating expenses	10,810	15,543	(4,733)

Operating loss from continuing operations	(10,783)	(15,541)	4,758

Other income (expense)
Other income (expense), net	844	(16)	860
Financing costs	(1,239)	-	(1,239)
Interest expense	(989)	(950)	(39)
Change in fair value of derivative liability	210	2,360	(2,150)
Total other income (expense), net	(1,174)	1,394	(2,568)

Net loss from continuing operations	$(11,957)	$(14,147)	$2,190

Revenue

Our primary focus is on the growth of our Market business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expenses were $1.7 million for the nine months ended September 30, 2023, as compared to $0.5 million for the nine months ended September 30, 2022.

General and administrative expenses for the nine months ended September 30, 2023 were $9.1 million, as compared to $15.0 million for the nine months ended September 30, 2022, reflecting a 40% cost reduction. The decrease in general and administrative expenses is primarily due to decreased salary expense associated with headcount reduction.

Other Income (Expense), net

Other income (expense), net, for the nine months ended September 30, 2023 was $(1.2) million, which was primarily attributable to interest expense of $(1.0) million and financing costs of $(1.2) million, offset by a gain on legal settlements of $0.6 million, a gain on lease termination of $0.3 million and a change in fair value of derivative liability of $0.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net loss	$(3,709)	$(8,028)	$(19,079)	$(21,391)

Adjustments:
Depreciation and amortization	564	438	1,730	524
Share-based compensation	583	1,050	1,985	3,668
Other (income) expense, net	(64)	-	(844)	16
Financing costs	-	-	1,239	-
Interest expense	219	289	989	950
Change in fair value of derivative liability	(4)	(198)	(210)	(2,360)
Loss from discontinued operations, net of tax	168	2,375	7,122	7,244
Other non-recurring costs (a)	400	-	585	126

Total EBITDA adjustments	1,866	3,954	12,596	10,168
Modified EBITDA	$(1,843)	$(4,074)	$(6,483)	$(11,223)

(a) Represents severance costs and a litigation accrual related to the Meyerson matter.

The $2.2 million or 55% improvement in Modified EBITDA for the three months ended September 30, 2023, compared to the same period in 2022, resulted from decreased operating expenses.

The $4.7 million or 42% improvement in Modified EBITDA for the nine months ended September 30, 2023, compared to the same period in 2022, resulted from decreased operating expenses.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We incurred a net loss from continuing operations of $12.0 million during the nine months ended September 30, 2023. We also utilized cash in operations from continuing operations of $6.6 million during the nine months ended September 30, 2023. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

During September 2023, the Company restarted its’ at-the-market (“ATM”) issuance sales agreements with Truist Securities, Inc. pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). As of November 10, 2023, the Company has issued 6,603,891 shares of the Company’s common stock since the restart, resulting in net proceeds of $2.1 million.

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

In September, 2022, the U.S. Small Business Administration (“SBA”) approved an additional loan of $0.35 million. As of November 10, 2023, we have not received these funds.

On November 7, 2022, we entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor providing for the sale and issuance of an unsecured, non-convertible promissory in the original principal amount of $5.5 million, which has an original issue discount of $0.5 million, resulting in gross proceeds to us of approximately $5.0 million (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing nine months from the date of issuance, we are required to make monthly cash redemption payments in an amount not to exceed $0.6 million. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires us to use 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, we are not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. Our wholly owned subsidiary verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations on our behalf under the November Note in exchange for receiving a portion of the loan proceeds. At a special meeting of stockholders on April 10, 2023, our shareholders approved for purposes of Nasdaq Listing Rule 5635, the issuance of shares of common stock in partial or full satisfaction of the November Note.

Other:

We, through our Professional Employer Organization, filed for federal government assistance for the second and third quarters of 2021 in the aggregate amount of approximately $1.5 million through ERC provisions of the Consolidated Appropriations Act of 2021. As of September 30, 2023 and December 31, 2022, we had a long-term receivable of $1.5 million.

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

Overview

As of September 30, 2023, we had cash of $0.9 million. We estimate our operating expenses for the next twelve months may continue to exceed any revenue we generate, and we may need to raise capital through either debt or equity offerings to continue operations. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

The following is a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities – continuing operations	$(6,619)	$(11,223)
Cash used in operating activities – discontinued operations	(1,855)	(4,752)
Cash used in investing activities – continuing operations	(275)	(4,401)
Cash provided by (used in) investing activities – discontinued operations	4,750	(1)
Cash provided by financing activities – continuing operations	4,855	23,342
Cash used in financing activities – discontinued operations	(2,367)	(2,981)
Decrease in cash	$(1,511)	$(16)

Cash Flows – Operating

For the nine months ended September 30, 2023, our cash used in operating activities from continuing operations amounted to $6.6 million, compared to cash used from continuing operations for the nine months ended September 30, 2022 of $11.2 million. We generated $4.6 million additional cash from operations primarily due to cost savings in personnel expenses and reduced general and administrative expenses.

Cash Flows – Investing

For the nine months ended September 30, 2023, our cash provided by investing activities amounted to $4.5 million, primarily due to $4.8 million of proceeds received from the sale of SaaS assets slightly offset by our investment in capitalized software development costs related to MARKET.

Cash Flows – Financing

For the nine months ended September 30, 2023, our cash provided by financing activities for continuing operations amounted to $4.9 million, primarily due to $6.6 million of net proceeds from the issuance of shares of our common stock, offset by the repayment of convertible notes of $(1.4) million and repayment of our November notes of $(0.4) million.

Advance on Future Receipts

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances with a new advance from the same third party totaling $1.6 million for the purchase of future receipts/revenues of $2.1 million, resulting in a debt discount of $0.5 million. As of September 30, 2023, the outstanding balance of the advance was $0.3 million. On November 6, 2023, the Company repaid in full the unpaid amount of the advance on future receipts.

Convertible Note Payable and Notes Payable

We have the following outstanding notes payable as of September 30, 2023 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2023

Related party note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$725
Note payable (B)	May 15, 2020	May 15, 2050	3.75%	150	142
Promissory note payable (C)	November 7, 2022	May 7, 2024	9.0%	5,470	2,184
Debt discount					(171)
Debt issuance costs					(127)
Total notes payable					2,753
Non-current					(142)
Current					$2,611

(A)	On December 1, 2015, we issued a convertible note payable to Mr. Rory J. Cutaia, the Company’s majority stockholder and Chief Executive Officer, to consolidate all loans and advances made by Mr. Cutaia to us as of that date. On May 19, 2021, we amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. As of September 30, 2023, the outstanding balance of the note amounted to $0.9 million. On October 12, 2023, the Company repaid in full the outstanding balance of the note.

(B)	On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, began October 26, 2022. In September 2022, the SBA approved an additional loan of $0.35 million. As of November 10, 2023, we have not received these funds. As of September 30, 2023, the outstanding balance of the note amounted to $0.14 million.

(C)

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

In connection with the November Note Offering, we incurred $0.3 million of debt issuance costs. The debt issuance costs and the debt discount of $0.5 million are being amortized over the term of the November Notes using the effective interest rate method. As of September 30, 2023, the amount of unamortized debt discount and debt issuance costs was $0.2 million and $0.1 million, respectively.

On May 16, 2023, the Company received a redemption notice of $0.3 million under the terms of the November Note Purchase Agreement. The Company missed two payments resulting in a Payment Failure Balance Increase of 10% on the outstanding principal balance per occurrence pursuant to the terms of the agreement totaling $1.2 million. During the nine months ended September 30, 2023, the Company paid $0.4 million in cash and $4.1 million in shares. As of September 30, 2023, the outstanding balance of the Notes amounted to $2.6 million. Subsequent to September 30, 2023, the Company issued 2,040,922 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $0.7 million on the outstanding balance of the November Notes.

On October 11, 2023, the Company entered into a note purchase agreement with the same lender pursuant to which they purchased a promissory note in the aggregate principal amount of $1.0 million. The note bears interest at 9.0% per annum compounded daily. The maturity date of the note is 18 months from the date of its issuance.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Annual Report during the three months ended September 30, 2023.

If we are not able to comply with the applicable continued listing requirements or standards of The NASDAQ Capital Market, The NASDAQ Capital Market could delist and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “VERB”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market.

These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On November 2, 2023, we received a letter from The NASDAQ Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before April 30, 2024. In order to satisfy this requirement, the Company intends to continue actively monitoring the bid price for its common stock between now and April 30, 2024 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement.

On August 18, 2023, we received a letter from The NASDAQ Stock Market indicating that the Company’s stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Stockholders’ Equity Requirement”). As reported in its Form 10-Q, the Company’s stockholders’ equity as of June 30, 2023 was ($1,818,000). The Staff’s notice has no immediate impact on the listing of the Company’s common stock on Nasdaq. In accordance with the Nasdaq Listing Rules, the Company had 45 calendar days, or until October 2, 2023, to submit its plan to regain compliance with the Stockholders’ Equity Requirement, for the Staff’s consideration. The Company has submitted its plan of compliance to Nasdaq and as of the date of this report has not yet received an indication from Nasdaq as to whether the plan is acceptable. If the plan is accepted, the Staff may grant the Company an extension period of up to 180 calendar days from the date of the deficiency notice to regain compliance.

While we intend to regain compliance with the minimum bid price rule and the Stockholders’ Equity Requirement, there can be no assurance that we will be able to maintain continued compliance with these rules or the other listing requirements of The NASDAQ Capital Market. If we were unable to meet these requirements, we would receive another delisting notice from the Nasdaq Capital Market for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and which may impact purchases or sales of our securities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Note Purchase Agreement dated October 11, 2023, between Verb Technology Company, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2023).
10.2	Promissory Note dated October 11, 2023, issued by Verb Technology Company, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2023).
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: November 14, 2023	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, and Director
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

