Form 10-K
period 2023-12-31
Verb Technology Company, Inc.
filed 2024-04-01
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38834

Verb Technology Company, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3024 Sierra Juniper Court Las Vegas, Nevada	89138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VERB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	VERBW	The Nasdaq Stock Market LLC(1)

(1)	Nasdaq will suspend trading on all outstanding warrants at the close of business on April 5, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as quoted on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,416,000.

As of March 28, 2024, there were 79,300,788 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

PART I

ITEM 1. BUSINESS

2023 Overview

Through June 13, 2023, we operated three distinct lines of business through separate wholly owned subsidiaries: Verb Direct, LLC, a sales Software-as-a-Service (“SaaS”) platform for the direct sales industry; Verb Acquisition Co., LLC, which was a sales SaaS platform for the Life Sciences industry and sports teams; and verbMarketplace, LLC, which is a multi-vendor, multi-presenter, livestream social shopping platform known as MARKET.live that combines ecommerce and entertainment.

We determined that by focusing all of our resources solely on the development and operation of MARKET.live, our livestream shopping platform, over time we could generate greater shareholder value than through the continued operation of our SaaS business platforms. Accordingly, after an extensive seven-month process, managed by a prominent M&A advisory firm, to identify a buyer willing to pay the highest price on the most favorable terms for the assets of the SaaS business on June 13, 2023 we disposed of all of the operating SaaS assets of Verb Direct, LLC and Verb Acquisition Co., LLC pursuant to an asset purchase agreement for aggregate consideration of $6.5 million, $4.75 million of which was paid in cash by the buyer at the closing of the transaction. Additional payments in the aggregate of $1.75 million will be paid by the buyer if certain profitability and revenue targets are met within each of the two-year periods following the closing date as set forth more particularly in the asset purchase agreement. During the seven-month period of the sales process, virtually all of our resources were dedicated to facilitating the sale process and all operating budgets were suspended, including sales and marketing budgets for MARKET.live, in order to preserve cash and minimize reliance on the capital markets until the asset sale process was complete.

Our MARKET.live Business

The Company’s MARKET.live platform is a multi-vendor, multi-presenter, livestream social shopping destination the leverages the current convergence of ecommerce and entertainment, where hundreds of retailers, brands, creators and influencers can monetize their base of fans and followers across social media channels. Brands, retailers and creators that join MARKET.live have the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, as well as on MARKET.live, reaching exponentially larger audiences. The Company’s recent technological integrations with META, created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram.

On September 5, 2023, the Company completed development work on a new MARKET.live capability that facilitated a deeper integration into the TikTok social media platform, which could expose MARKET.live shoppable programming to tens of millions of potential viewers/purchasers. This new capability allows shoppers watching a MARKET.live stream on TikTok to stay on that site and check out through that site, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase on MARKET.live. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

On March 27, 2024, the Company announced that it expanded its strategic relationship with TikTok and entered into a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP) . Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to Market.live for a menu of MARKET.live paid services that include, among other things, assistance in onboarding to TikTok and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, studio space rental in both the West Coast and East Coast MARKET.live studios, content creation and production services, and TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. The partnership also contemplates TikTok Shop sponsored studio rentals, as well as a paid-for “day pass” for use of MARKET.live studio services by TikTok creators, influencers and affiliates. MARKET.live is expected to generate revenue through fees, including monthly recurring fees, paid directly to MARKET.live by the brands, retailers, influencers and affiliates referred to MARKET.live by TikTok. In addition, it is contemplated that MARKET.live will receive a percentage of monthly revenue generated through the TikTok stores MARKET.live establishes for the brands, retailers, influencers and affiliates that TikTok Shop refers to MARKET.live.

The partnership also contemplates the use of MARKET.live studios as TikTok “Sample Centers” where TikTok creators will have access to product samples for use in their TikTok Shop videos produced at MARKET.live studios. In addition to the compensation referenced above, TikTok will compensate MARKET.live directly for the attainment of certain pre-established performance goals and objectives agreed to between the parties.

The Company’s recent drop ship and affiliate programs are currently being revised to incorporate the benefits and implications of the recent META integrations as well as the new TikTok partnership. The Company is actively engaged in completing development on integrations into additional large social media platforms, as well as developing partnerships and strategic alliances that it believes will help foster the growth of the Company’s business.

Our Market

Revenue Generation

A description of our principal revenue generating activities is as follows:

1.	MARKET.live generates revenue through several sources as follows:

	a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

	b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

	c.	Drop Ship and Creator programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs and its Creator program.

	d.	The Company’s recently launched TikTok stores and affiliate programs.

	e.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform and customer service support.

The Company’s revenue is mainly commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform as well as subscription-based fees and other fees and commissions for services rendered by the Company to clients referred to the Company by TikTok. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations.

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

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we do not have any customers that represent more than 10% of our 2023 revenue.

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

Human Capital Management

As of March 28, 2024, we had 20 full-time statutory employees, three part-time employees, and three independent contractors. We engage independent contractors on an as-needed basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, both full-time and part-time, consultants, and independent contractors, is satisfactory.

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

Our Historical Background

Verb Technology Company, Inc. was incorporated in 2012 in the state of Nevada.

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

On June 13, 2023, the Company disposed of all of its operating SaaS assets of Verb Direct and Verb Acquisition, (referred to collectively as the “SaaS Assets”) pursuant to an asset purchase agreement in consideration of the sum of $6.5 million, $4.75 million of which was paid in cash by the buyer at the closing of the transaction. Additional payments in the aggregate of $1.75 million will be paid by the buyer if certain profitability and revenue targets are met within each of the two-year periods following the closing date as set forth more particularly in the asset purchase agreement. The sale of the SaaS Assets was undertaken to allow the Company to focus its resources on its burgeoning MARKET.live business unit which it expects over time will create greater shareholder value.

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

We have incurred recurring losses since our inception in 2012. Our net loss was $22.0 million for the year ended December 31, 2023, and $37.4 million for the year ended December 31, 2022. To date, we have funded our operations through cash collected from sales of our products and services, offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our technology and infrastructure, and our marketing and sales efforts. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

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

Our independent registered public accounting firm’s report may raise substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm may raise substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

If we are unable to generate sufficient cash flow from operations to operate our business and pay our debt obligations as they become due, we may need to seek to borrow additional funds, dispose of our assets, or reduce or delay capital expenditures. There can be no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the results of which would be that our stockholders would lose some or all of their investment. Our audited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. For additional information, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Going Concern and Management’s Plan,” as well as Note 1 to our consolidated financial statements included within this Annual Report.

Public health threats, natural disasters and other events beyond our control, have had and may continue to have a significant negative impact on our business, sales, results of operations and financial condition.

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

The extent to which public health threats, natural disasters or catastrophic events, ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

From time to time, we have financed our liquidity needs in part from borrowings made under various credit agreements. As of December 31, 2023, the aggregate outstanding balance of our notes payable was $2.9 million. As of March 28, 2024, the balance of our notes payable is $1.2 million.

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

For additional information refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” as well as Note 1 in the section entitled “Going Concern and Management’s Plan” to our consolidated financial statements included elsewhere in this Annual Report.

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

The market for livestream shopping platforms is intensely competitive and rapidly changing, barriers to entry are relatively low, and many of our competitors, have greater name recognition, longer operating histories, and larger marketing budgets, as well as substantially greater financial, technical, and other resources, than we do. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards, customer requirements, competitive pressures, or challenges within the financial markets. Furthermore, because of these advantages, even if our products and services are more effective than the products and services that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our products and services. If we do not compete effectively against our current and future competitors, our operating results could be harmed.

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

If we are unable to develop enhancements to, and new features for, our platform that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features, and services depends on several factors, including the timely completion, introduction, and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth or harm our reputation. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market at a competitive price or at all. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction, and harm our business.

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

Demand for our products and services is highly correlated with general economic conditions, as a substantial portion of our revenue is derived from discretionary spending by individuals, which typically declines during times of economic instability. Declines in economic conditions in the United States or in other countries in which we operate and may operate in the future may adversely impact our financial results. Because such declines in demand are difficult to predict, we or our industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for our products and services. Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, high unemployment, and other factors. The inability to grow or maintain our business would adversely affect our business, financial conditions, and results of operations, and thereby an investment in our common stock.

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

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “VERB”. We have in the past been, and may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common stock on The NASDAQ Capital Market. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market.

These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price and a requirement that we maintain stockholders’ equity of at least $2,500,000. On November 2, 2023, we received a letter from The NASDAQ Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before April 30, 2024. In order to satisfy this requirement, the Company intends to continue actively monitoring the bid price for its common stock between now and April 30, 2024 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement, including, but not limited to, seeking an additional six-month extension from The NASDAQ Capital Market to do so.

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

If we fail to maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

As a public company, we have significant requirements for enhanced financial reporting and internal controls, and must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The process of designing, implementing and maintaining effective internal controls is a continuous effort that require us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we continue to dedicate internal resources, potentially engage outside consultants, implement a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If we are unable to maintain appropriate disclose controls or internal controls and procedures over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 3024 Sierra Juniper Court, Las Vegas, Nevada 89138. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

We operate livestream studios at 10621 Calle Lee, Suite 153, Los Alamitos, California 90720.

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

Holders of Common Stock

As of March 28, 2024, there were approximately 81 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2023, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2023 and 2022, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.”

Overview

Through June 13, 2023 of the year ended December 31, 2023, we operated three distinct lines of business through separate wholly owned subsidiaries. Verb Direct, LLC, a sales Software-as-a-Service (“SaaS”) platform for the direct sales industry; Verb Acquisition Co., LLC, which was a sales SaaS platform for the Life Sciences industry and sports teams; and verbMarketplace, LLC, which is a multi-vendor, multi-presenter, livestream social shopping platform known as MARKET.live that combines ecommerce and entertainment.

We determined that by focusing all of our resources solely on the development and operation of MARKET.live, our livestream shopping platform, over time we could generate greater shareholder value than we could through the continued operation of our SaaS business platforms. Accordingly, after an extensive, thorough seven-month process to identify a buyer willing to pay the highest price on the most favorable terms for the assets of the SaaS business, managed by a prominent M&A advisory firm, on June 13, 2023 we disposed of all of the operating SaaS assets of Verb Direct, LLC and Verb Acquisition Co., LLC pursuant to an asset purchase agreement in consideration of the sum of $6.5 million, $4.75 million of which was paid in cash by the buyer at the closing of the transaction.

Additional payments in the aggregate of $1.75 million will be paid by the buyer if certain profitability and revenue targets are met within each of the two-year periods following the closing date as set forth more particularly in the asset purchase agreement. During the seven-month period of the sales process, virtually all of our resources were dedicated to facilitating the sale process and all operating budgets were suspended, including sales and marketing budgets for MARKET.live, in order to preserve cash and minimize reliance on the capital markets until the asset sale process was complete.

Our MARKET.live Business

The Company’s MARKET.live platform is a multi-vendor, multi-presenter, livestream social shopping destination the leverages the current convergence of ecommerce and entertainment, where hundreds of retailers, brands, creators and influencers can monetize their base of fans and followers across social media channels. Brands, retailers and creators that join MARKET.live have the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, as well as on MARKET.live, reaching exponentially larger audiences. The Company’s recent technological integrations with META, created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram.

On September 5, 2023, the Company completed development work on a new MARKET.live capability that facilitated a deeper integration into the TikTok social media platform, which could expose MARKET.live shoppable programming to tens of millions of potential viewers/purchasers. This new capability allows shoppers watching a MARKET.live stream on TikTok to stay on that site and check out through that site, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase on MARKET.live. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

On March 27, 2024, the Company announced that it expanded its strategic relationship with TikTok and entered into a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP) . Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to Market.live for a menu of MARKET.live paid services that include, among other things, assistance in onboarding to TikTok and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, studio space rental in both the West Coast and East Coast MARKET.live studios, content creation and production services, and TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. The partnership also contemplates TikTok Shop sponsored studio rentals, as well as a paid-for “day pass” for use of MARKET.live studio services by TikTok creators, influencers and affiliates. MARKET.live is expected to generate revenue through fees, including monthly recurring fees, paid directly to MARKET.live by the brands, retailers, influencers and affiliates referred to MARKET.live by TikTok. In addition, it is contemplated that MARKET.live will receive a percentage of monthly revenue generated through the TikTok stores MARKET.live establishes for the brands, retailers, influencers and affiliates that TikTok Shop refers to MARKET.live.

The partnership also contemplates the use of MARKET.live studios as TikTok “Sample Centers” where TikTok creators will have access to product samples for use in their TikTok Shop videos produced at MARKET.live studios. In addition to the compensation referenced above, TikTok will compensate MARKET.live directly for the attainment of certain pre-established performance goals and objectives agreed-to between the parties.

The Company’s recent drop ship and affiliate programs are currently being revised to incorporate the benefits and implications of the recent META integrations as well as the new TikTok partnership. The Company is actively engaged in completing development on integrations into additional large social media platforms, as well as developing partnerships and strategic alliances that it believes will help foster the growth of the Company’s business.

Revenue Generation

A description of our principal revenue generating activities is as follows:

MARKET.live generates revenue through several sources as follows:

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

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform and customer service support.

The Company’s revenue is mainly commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform as well as subscription-based fees and other fees and commissions for services rendered by the Company to clients referred to the Company by TikTok. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations.

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

Recent Developments

Nasdaq Deficiency Notices

August 18, 2023 Notice

 On August 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that it did not meet the minimum of $2.5 million in stockholders’ equity required by NASDAQ Listing Rule 5550(b)(1) (the “Listing Rule”) for continued listing, or the alternatives of market value of listed securities or net income from continuing operations. The notice was based upon the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which reported that the Company’s total stockholders’ equity as of June 30, 2023 was ($1.818 million).On October 9, 2023, the Company submitted a plan to regain compliance with the Listing Rule and was given an extension until February 14, 2024 to evidence compliance through a public filing.

On February 5, 2024, the Company reported in a Current Report on Form 8-K (the “Form 8-K Filing”) that based on its unaudited balance sheet as of December 31, 2023, it believed it had regained compliance with the stockholders’ equity requirement of NASDAQ Listing Rule 5550(b)(1) for continued listing. On February 5, 2024, the Company was informed that based upon the Form 8-K Filing, the Staff determined that the Company is in compliance with Listing Rule 550(b)(1).

November 2, 2023 Notice

On November 2, 2023, we received a letter from The NASDAQ Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before April 30, 2024. In order to satisfy this requirement, the Company intends to continue actively monitoring the bid price for its common stock between now and April 30, 2024, and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement, including, but not limited to seeking a six-month extension from The NASDAQ Stock Market in which to regain compliance.

Series C Preferred Stock Offering

On December 29, 2023, the Company entered into a securities purchase agreement with Streeterville Capital, LLC (the “Streeterville Purchase Agreement”), pursuant to which the Company sold 3,000 shares of the Company’s newly designated non-convertible Series C Preferred Stock for proceeds of $3.0 million. The Series C Preferred Stock receives a 10% stated annual dividend, has no voting rights and has a face value of $1,300 per share. The sale of the Series C Preferred Stock was consummated on December 29, 2023.

ATM Offerings

On December 15, 2023, the Company entered into an At-the-Market Issuance Sales Agreement (the “Ascendiant Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $960 thousand, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-264038), as supplemented by a prospectus supplement. On March 19, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $960 thousand to approximately $6.3 million. On March 29, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from approximately $6.3 million to approximately $9.0 million. From December 15, 2023 to March 27, 2024, the Company issued 19,870,562 shares of its common stock and received $6.1 million of aggregate net proceeds in “at the market” offerings under the Ascendiant Sales Agreement.

On December 15, 2023, the Company terminated its At-The Market Issuance Sales Agreement, dated as of November 16, 2021, by and between the Company and Truist Securities, Inc. (the “Truist Sales Agreement”). During the year ended December 31, 2023, the Company issued and sold an aggregate of 8,784,214 shares of common stock for aggregate net proceeds of $2.6 million under the Truist Sales Agreement.

Public Offering of Common Stock – Regulation A

Subsequent to December 31, 2023, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 27,397,258 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.24 per share for gross proceeds to the Company of $6.6 million.

The Shares to be issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

Debt Financing

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville Capital, LLC, pursuant to which the Company sold a promissory note in the aggregate principal amount of $1.0 million (the “Note”). The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance. In connection with the sale of the Note, verbMarketplace, LLC, a wholly-owned subsidiary of the Company, entered into a Guaranty, dated October 11, 2023, pursuant to which it guaranteed the obligations of the Company under the Note in exchange for receiving a portion of the proceeds.

Issuance of common shares as payment on notes payable

During the year ended December 31, 2023, the Company issued 7,301,903 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $5.1 million on the outstanding balance of the November Notes.

Subsequent to December 31 2023, the Company issued 11,484,403 shares of its common stock in exchange for a reduction of $1.7 million on the outstanding balance of the November Notes. On March 18, 2024, the November Notes were paid in full.

Repayment of note payable – related party

On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $0.9 million from a December 2015 related party note issued by Mr. Cutaia.

Results of Operations

Fiscal Year Ended December 31, 2023 Compared to Fiscal Year Ended December 31, 2022

The following is a comparison of the results of our operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change

Revenue	$63	$8	$55

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	19	3	16
Depreciation and amortization	2,331	1,108	1,223
General and administrative	11,508	17,771	(6,263)
Total costs and expenses	13,858	18,882	(5,024)

Operating loss from continuing operations	(13,795)	(18,874)	5,079

Other income (expense)
Interest expense	(1,193)	(1,410)	217
Financing costs	(1,239)	-	(1,239)
Other income, net	1,162	1,393	(231)
Change in fair value of derivative liability	221	2,933	(2,712)
Total other income (expense), net	(1,049)	2,916	(3,965)

Net loss from continuing operations	$(14,844)	$(15,958)	$1,114

Revenue

Our primary focus is on the growth of our MARKET.live business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expense was $2.3 million for the year ended December 31, 2023, as compared to $1.1 million for the year ended December 31, 2022. The increase of $1.2 million in depreciation and amortization expense is primarily due to the full-year amortization of software development costs as compared to a partial year of amortization in 2022. Amortization of software development costs began in July 2022.

General and administrative expenses for the year ended December 31, 2023 were $11.5 million, as compared to $17.8 million for the year ended December 31, 2022. The decrease of $6.3 million or 35%, in general and administrative expenses is primarily due to decreased personnel expense associated with headcount reduction.

Other Income (Expense), net

Other income (expense), net, for the year ended December 31, 2023 was $(1.0) million, which was primarily attributable to interest expense of $(1.2) million and financing costs of $(1.2) million both offset by other income and the change in fair value of derivative liability totaling $1.4 million.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, interest expense, financing costs, change in fair value of derivative liability, other (income) expense, MARKET.live startup costs, loss from discontinued operations, net of tax, and other non-recurring charges.

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

	Years Ended December 31,
	2023	2022

Net loss	$(21,994)	$(37,437)

Adjustments
Depreciation and amortization	2,331	1,108
Share-based compensation	2,503	4,455
Interest expense	1,193	1,410
Financing costs	1,239	-
Other income, net	(1,162)	(1,393)
Change in fair value of derivative liability	(221)	(2,933)
MARKET.live non-recurring startup costs*	-	802
Loss from discontinued operations, net of tax	7,150	21,479
Other non-recurring	585	126

Total EBITDA adjustments	13,618	25,054
Modified EBITDA	$(8,376)	$(12,383)

* Includes general and administrative and R&D expenses that are directly related to the launch of our MARKET.live platform and are not expected to be recurring in future periods.

The $4.0 million or 32% increase in Modified EBITDA for the year ended December 31, 2023, compared to the same period in 2022, resulted from a decrease in operating expenses.

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

Liquidity and Capital Resources

Going Concern and Management’s Plan

We have incurred operating losses and negative cash flows from operations since inception. During the fiscal year ended December 31, 2023, we incurred a net loss from continuing operations of $14.8 million and used cash in operating activities from continuing operations of $8.7 million. As of December 31, 2023, the aforementioned factors raised substantial doubt about our ability to continue as a going concern within one year after the date these financial statements were issued. Our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing, as well as certain strategic opportunities to continue our operations.

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

During September 2023, the Company restarted its at-the-market (“ATM”) issuance sales agreements with Truist Securities, Inc. (“Truist”) pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). For the year ended December 31, 2023, the Company has issued 8,784,214 shares of the Company’s common stock since the restart of this agreement, resulting in net proceeds of $2.6 million. The agreement with Truist was terminated on December 15, 2023.

During December 2023, the Company entered into an agreement with Ascendiant Capital Markets LLC to sell shares of its common stock pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the year ended December 31, 2023, the Company has issued 687,304 shares of the Company’s common stock under this agreement, resulting in net proceeds of $0.1 million.

Subsequent to December 31, 2023, the Company issued 19,183,258 shares of the Company’s common stock under this agreement, resulting in net proceeds of $6.0 million.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company sold and Streeterville purchased 3,000 shares of the Company’s newly designated non-convertible Series C Preferred Stock (the “Series C Shares”) for a total purchase price of $3.0 million. The Shares have a 10% stated annual dividend, no voting rights and has a face value of $1,300 per share. The sale of the Series C Shares was consummated on December 29, 2023.

Subsequent to December 31, 2023, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 27,397,258 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.24 per share for gross proceeds to the Company of $6.6 million. No warrants were issued in connection with the transaction and no banker fees or expenses were incurred.

The Shares to be issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

Debt financing:

On November 7, 2022, we entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with Streeterville providing for the sale and issuance of an unsecured, non-convertible promissory in the original principal amount of $5.5 million, which has an original issue discount of $0.5 million, resulting in gross proceeds to us of approximately $5.0 million (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, we are required to make monthly cash redemption payments in an amount not to exceed $0.6 million. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires us to use 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, we are not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. Our wholly owned subsidiary verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations on our behalf under the November Note in exchange for receiving a portion of the loan proceeds. At a special meeting of stockholders on April 10, 2023, our shareholders approved for purposes of Nasdaq Listing Rule 5635, the issuance of shares of common stock in partial or full satisfaction of the November Note. However, there is no current agreement or understanding with the November Note holder with respect to repayment of the November Note through the issuance of shares of common stock. During the year ended December 31, 2023, the Company paid $375 thousand and issued 7,301,903 shares of its common stock to Streeterville pursuant to an exchange agreement in exchange for a reduction of $5.1 million on the outstanding balance of the November Notes. Subsequent to December 31 2023, the Company issued 11,484,403 shares of its common stock in exchange for a reduction of $1.7 million on the outstanding balance of the November Notes. On March 18, 2024, the November Notes were paid in full.

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville pursuant to which Streeterville purchased a promissory note (the “Note”) in the aggregate principal amount of $1.0 million (the “Note Offering”). The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance. In connection with the Note Offering, verbMarketplace, LLC, entered into a Guaranty, dated October 11, 2023, pursuant to which it guaranteed the obligations of the Company under the Note in exchange for receiving a portion of the proceeds. On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest of a related party note payable amounting to $879 thousand.

As of March 28, 2024, the Company had cash and cash equivalents of approximately $14.2 million and notes payable of approximately $1.2 million. We believe that our enhanced cash position coupled with our substantially reduced current operating costs means our operations are fully funded for at least the next 14 months, and possibly longer subject to revenue generation during that period. As a result, we have alleviated substantial doubt about the Company’s ability to continue as a going concern.

For additional information, refer to Note 1, “Description of Business,” and Note 2, “Summary of Significant Accounting Policies and Supplemental Disclosures,” to the consolidated financial statements, and the section titled “Risk Factors,” within this Annual Report.

Overview

As of December 31, 2023, we had cash of $4.4 million.

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Cash used in operating activities – continuing operations	$(8,742)	$(13,683)
Cash used in operating activities – discontinued operations	(1,855)	(5,723)
Cash used in investing activities – continuing operations	(306)	(4,747)
Cash provided by (used in) investing activities – discontinued operations	4,750	(1)
Cash provided by financing activities – continuing operations	10,692	29,723
Cash used in financing activities – discontinued operations	(2,615)	(4,077)
Increase in cash	$1,924	$1,492

Cash Flows – Operating

For the year ended December 31, 2023, our cash used in operating activities from continuing operations amounted to $8.7 million, compared to cash used in operating activities from continuing operations for the year ended December 31, 2022 of $13.7 million. We generated $5.0 million of additional cash from operations primarily due to cost savings in personnel expenses and reduced general and administrative expenses.

Cash Flows – Investing

For the year ended December 31, 2023, our cash provided by investing activities amounted to $4.4 million, primarily due to $4.8 million of proceeds received from the sale of SaaS assets slightly offset by our investment in capitalized software development costs related to MARKET.Live.

Cash Flows – Financing

For the year ended December 31, 2023, our cash provided by financing activities for continuing operations amounted to $10.7 million, primarily due to $9.2 million of net proceeds from the issuance of shares of our common stock, $3.0 million of net proceeds from the issuance of shares of our Series C Preferred Stock and $1.0 million of net proceeds from a promissory note, all offset by the repayment of convertible notes of $(1.3) million, repayment of related party notes payable of $(0.8) million and repayment of our November Notes of $(0.4) million.

Notes Payable

We have the following outstanding notes payable as of December 31, 2023 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2023

Note payable (A)	May 15, 2020	May 15, 2050	3.75%	150	$137
Promissory note payable (B)	November 7, 2022	May 7, 2024	9.0%	5,470	1,179
Promissory note payable (C)	October 11, 2023	April 11, 2025	9.0%	1,005	1,005
Debt discount					(99)
Debt issuance costs					(73)
Total notes payable					2,149
Non-current					(362)
Current					$1,787

(A)	On May 15, 2020, we executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, began on October 26, 2022. As of December 31, 2023, the outstanding balance of the note amounted to $0.14 million.

(B)

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

In connection with the November Note Offering, we incurred $0.3 million of debt issuance costs. The debt issuance costs and the debt discount of $0.5 million are being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2023, the amount of unamortized debt discount and debt issuance costs was $0.1 million and $0.1 million, respectively.

As of December 31, 2023, the outstanding balance of the Notes amounted to $1.7 million. Subsequent to December 31 2023, the Company issued 11,484,403 shares of its common stock in exchange for a reduction of $1.7 million on the outstanding balance of the November Notes. On March 18, 2024, the November Notes were paid in full.

(C)

On October 11, 2023, we entered into a note purchase agreement with Streeterville pursuant to which they purchased a Note in the aggregate principal amount of $1.0 million.

We received $1.0 million in gross proceeds from the sale of the Note. The Note bears interest at 9.0% per annum compounded daily. The maturity date of the note is 18 months from the date of its issuance.

As of December 31, 2023, the outstanding balance of the Note amount to $1.0 million.

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

Significant estimates include assumptions made for assumptions made in valuing assets acquired in business combinations, impairment testing of goodwill and other long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for contingent liabilities. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

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

A description of our principal revenue generating activities is as follows:

MARKET.live generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop Ship and Creator programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs and its Creator program.

d.	The Company’s recently launched TikTok stores and affiliate programs.

e.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform and customer service support.

The Company’s revenue is mainly commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations.

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

Share-Based Compensation

The Company issues stock options and warrants, shares of common stock and restricted stock units as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and is recognized as expense over the service period. Forfeitures are accounted for as they occur. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

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

Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. As a result of this qualitative assessment, we determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, we determined that goodwill was impaired by $10.2 million and was recognized as impairment loss during the year ended December 31, 2022.

On June 13, 2023, the Company entered into a definitive agreement to sell all of the operating assets and liabilities of the SaaS business to SW Sales for $6.5 million, including $4.75 million of cash paid upon closing. The operations of the SaaS business have been presented within discontinued operations. Upon completion of the sale of assets to SW Sales, in which the buyer assumed all liabilities related to the SaaS business, the Company recorded an impairment of $5.4 million within loss from discontinued operations as the carrying amount of the net assets exceeded the sale price, less selling costs.

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

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. In addition to the goodwill impairment loss that was recognized during the year ended December 31, 2022, the Company recognized an additional impairment loss of $1.8 million on its intangible assets that is primarily attributable to the Sound Concepts acquisition in 2019.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman of the Board, President, Chief Executive Officer, Secretary, Treasurer and Director	68	October 16, 2014
Bill J. Rivard	Chief Financial Officer and Treasurer	54	June 13, 2023
James P. Geiskopf	Lead Director	64	October 16, 2014
Kenneth S. Cragun	Director	63	September 10, 2018
Edmund C. Moy	Director	66	October 21, 2022

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

Bill J. Rivard, Interim Chief Financial Officer and Treasurer

Bill J. Rivard was appointed Interim Chief Financial Officer effective June 13, 2023. He had served as Corporate Controller of the Company since November 2021 where he worked closely with the Company’s Chief Financial Officer in all accounting and finance matters. Mr. Rivard maintains an active CPA certification and has more than 30 years of experience serving various corporate accounting and finance management roles in companies including Minnesota Brewing Company, Innuity, Clean Energy (NASDAQ: CLNE), and most recently, Palace Entertainment where he served as Director of Financial Reporting from March 2011 to April 2019 and then was promoted to Executive Director of Finance in April 2019, serving in this capacity until March 2020. Mr. Rivard began his technical accounting and financial reporting experience at the accounting firm McGladrey & Pullen LLP (now, RSM US LLP) where he served as an auditor, as well as the Securities and Exchange Commission where he served as a staff accountant. Mr. Rivard earned his Bachelor’s of Accountancy at the University of North Dakota in 1992.

James P. Geiskopf, Lead Director

James P. Geiskopf has served as one of our directors since the formation of bBooth USA, in which role he has continued to serve through our October 2014 acquisition of bBooth USA by GSD to the present. He also serves as our Lead Independent Director, as the Chairperson of the Compensation Committee, and as a member of the Audit Committee, Governance and Nominating Committee and Risk Committee. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf served as the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he served as its President and Chief Executive Officer. In 2007, he sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993 and also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993, which was sold to a larger institution in 1993. Since 2014, Mr. Geiskopf has served on the board of directors of MetaWorks Platforms, Inc. (formerly Currency Works, Inc.) (OTCQB: MWRK), a public company that trades on the OTCQB. From June 2013 to March 2017, Mr. Geiskopf served as a director of Electronic Cigarettes International Group, Ltd. (“ECIG”), a Nevada corporation, an OTC listed company. ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code on March 16, 2017.

We believe Mr. Geiskopf is qualified to serve on our Board because of his significant business experience including building, operating, and selling companies, serving on the boards of directors for several banks, and serving as a director and officer of several public companies. In these roles he acquired substantial business management, strategic, operational, human resource, financial, disclosure, compliance, and corporate governance skills.

Kenneth S. Cragun, Director

Kenneth S. Cragun was appointed as one of our directors in September 2018, and also serves as the Chairperson of the Audit Committee, and as a member of the Compensation Committee, Governance and Nominating Committee and Risk Committee. Mr. Cragun was appointed as Chief Financial Officer of BitNile Holdings, Inc. (NYSE American: NILE) on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as Chief Accounting Officer of BitNile Holdings, Inc. since October 1, 2018. Mr. Cragun has served as the Chief Financial Officer of Ault Disruptive Technologies Corporation, an NYSE listed special-purpose acquisition company (NYSE American: ADRT), since its incorporation in February 2021. Mr. Cragun has been the Senior Vice President of Finance or Chief Financial Officer of Alzamend Neuro, Inc. (NASDAQ: ALZN), an early clinical-stage entity seeking to prevent, treat and cure Alzheimer’s Disease, since October of 2018. He served as a Chief Financial Officer Partner at Hardesty, LLC, a national executive services firm since October 2016. His assignments at Hardesty, LLC included serving as Chief Financial Officer of CorVel Corporation, a $1.1 billion market cap publicly traded company (NASDAQ: CRVL). Mr. Cragun is a three-time finalist for the Orange County Business Journal’s “CFO of the Year - Public Companies” and has more than 30 years of experience, primarily in the technology industry. He served as Chief Financial Officer of two Nasdaq-listed companies: Local Corporation, from April 2009 to September 2016, which operated a U.S. top 100 website “Local.com” and, in June 2015, filed a voluntary petition seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code, and Modtech Holdings, Inc., from June 2006 to March 2009. Mr. Cragun serves on the board of directors of The Singing Machine Company, Inc. (NASDAQ: MICS). Mr. Cragun earned his Bachelor of Science in Accounting from Colorado State University-Pueblo. Mr. Cragun began his professional career at Deloitte.

We believe Mr. Cragun is qualified to serve on our Board due to his extensive experience with fast-growth businesses and building teams in more than 20 countries. Mr. Cragun has also led multiple financing transactions, including IPOs, PIPEs, convertible debt offerings, term loans and lines of credit. We believe his experiences provide additional breadth and depth to our Board.

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

Meetings of the Board and its Committees

Our Board has a standing Audit Committee, a Compensation Committee, a Governance and Nominating Committee, and a Risk and Disclosure Committee. Our Board met 13 times, including telephonic meetings, during fiscal year 2023. All Board members attended 100% of our Board meetings with the exception of Ms. Hammerschmidt, a former Board member, who attended 90% of the meetings held during her term. All Board members attended 100% of the meetings held by committees of our Board on which they served during that period.

It is our policy that all of our directors are required to make a concerted and conscientious effort to attend our annual meeting of stockholders in each year during which that director serves as a member of our Board. All of our directors attended our 2023 annual meeting of stockholders.

Audit Committee and Audit Committee Financial Expert

On June 10, 2021, our Board amended and restated the Audit Committee charter that governs the Audit Committee. The Audit Committee charter can be found online at https://www.verb.tech in the “Governance” section under the “Investor Relations” tab.

The Audit Committee charter requires that each member of the committee meet the independence requirements of Nasdaq, and requires the Audit Committee to have at least one member that qualifies as an “audit committee financial expert.” Currently, Messrs. Geiskopf, Moy, and Cragun (Chairman) serve on the Audit Committee and each meets the independence requirements of Nasdaq. In addition, Mr. Cragun qualifies as an “audit committee financial expert” under applicable SEC regulations.

In addition to the enumerated responsibilities of the Audit Committee in the charter, the primary function of the committee is to assist our Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions.

Compensation Committee

On August 14, 2018, our Board approved and adopted a charter to govern the Compensation Committee, which was amended and restated on June 10, 2021. Currently, Messrs. Geiskopf (Chairman), Cragun, and Moy serve as members of the Compensation Committee and each meets the independence requirements of Nasdaq and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs. The Compensation Committee has the authority to form and delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees or to one or more designated members of the Compensation Committee, as the Compensation Committee may deem appropriate in its sole discretion. For the development of our compensation program, the Compensation Committee retained Compensation Advisory Partners LLC, or CAP, during the year ended December 31, 2023. CAP provided the Committee with advisory services only with respect to executive and Board compensation. CAP reviewed the compensation paid to our executive officers and Board and compared our compensation with certain companies CAP identified as peer companies. The Committee’s recommendation and the Board’s approval of the 2023 compensation program was based on various factors, including, among others, recommendations made by CAP. The Compensation Committee charter may be found online at https://www.verb.tech in the “Governance” section under the “Investor Relations” tab.

Governance and Nominating Committee

On August 14, 2018, our Board approved and adopted a charter to govern the Governance and Nominating Committee, which was amended and restated on June 10, 2021. Currently, Messrs. Geiskopf, Cragun, and Moy (Chairman) serve as members of the Governance and Nominating Committee and each meets the independence requirements of Nasdaq and the SEC. The Governance and Nominating Committee charter requires that each member of the Governance and Nominating Committee meet the independence requirements of Nasdaq and the SEC. In addition to the enumerated responsibilities of the Governance and Nominating Committee in the Governance and Nominating Committee charter, the primary function of the Governance and Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Governance and Nominating Committee may be found online at https://www.verb.tech in the “Governance” section under the “Investor Relations” tab.

Risk and Disclosure Committee

In June 2021, our Board approved and adopted the Risk and Disclosure Committee charter. The charter of the Risk and Disclosure Committee may be found online at https://www.verb.tech in the “Governance” section under the “Investor Relations” tab.

The Risk and Disclosure Committee charter requires that each member of the committee meet the independence requirements of Nasdaq. Currently, Messrs. Geiskopf, Cragun (Chairman), and Moy serve as members of the Risk and Disclosure Committee and each meets the independence requirements of Nasdaq and the SEC. The Risk and Disclosure Committee charter requires that each member of the Risk and Disclosure Committee meet the independence requirements of Nasdaq.

In addition to the enumerated responsibilities of the Risk and Disclosure Committee in the charter, the primary function of the committee is to assist our Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by us.

Nominations Process and Criteria

As of the filing of this Annual Report, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a formal policy with regard to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our requirements, as well as the qualifications of each candidate when it considers a nominee for a position on our Board. Accordingly, we do not currently have any specific or minimum criteria for the election of nominees to our Board and we do not have any specific process or procedure for evaluating such nominees. Our Board assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

Director Independence

Our Board is currently composed of four members. We have determined that the following three directors qualify as independent: James P. Geiskopf, Kenneth S. Cragun, and Edmund C Moy. We determined that Mr. Cutaia, our Chairman of the Board, President, Chief Executive Officer and Secretary, is not independent. We evaluated independence in accordance with the rules of Nasdaq and the SEC. Messrs. Geiskopf, Moy and Cragun also serve on our Audit, Compensation, Governance and Nominating, and Risk and Disclosure Committees. The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Nasdaq Listing Rules.

Stockholder Communications with the Board

Stockholders and other parties interested in communicating directly with our Board, a committee thereof, or any individual director, may do so by sending a written communication to the attention of the intended recipient(s) in care of the Corporate Secretary, Verb Technology Company, Inc., 3024 Sierra Juniper Court, Las Vegas, Nevada 89138. The Corporate Secretary will forward all appropriate communications to the Chairman of our Audit Committee.

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

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. We conducted our first director assessment in December 2021.

In December 2022, the Board implemented individual director assessments. The director assessments involve each director performing a self-assessment, as well as each director individually assessing other members of the Board, taking into account each director’s contributions at Board meetings, service on committees, experience level, and their general ability to contribute to one or more of our major growth areas.

Compensation Committee Interlocks and Insider Participation

As of the date of this Annual Report, no member of the Compensation Committee is serving, and during the past year no member of the Compensation Committee has served, as an officer or employee of the Company or any of its subsidiaries. None of our executive officers currently serves, or during the past year has served, as a member of the board of directors or compensation committee (or other committee serving a similar purpose) of any entity that has an executive officer serving on our Board or Compensation Committee. In addition, none of the Compensation Committee members had any relationship, or participated in any transaction, with our Company during the fiscal year ended December 31, 2023 that requires disclosure under SEC rules. We have entered into indemnification agreements with each of our directors, including each member of the Compensation Committee.

Code of Ethics

In 2014, our Board approved and adopted a code of ethics and business conduct for directors, senior officers, and employees, or code of ethics, that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The code of ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; protection and proper use of our assets; and reporting suspected illegal or unethical behavior. The code of ethics is available on our website at https://www.verb.tech in the “Governance” section under the “Investor Relations” tab.

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

Board Diversity Matrix

In accordance with the rules of the Nasdaq Stock Market, the following table reflects our Board diversity matrix as of March 28, 2024:

Total Number of Directors	4

	Female	Male	Non- Binary	Did Not Disclose Gender

Part I: Gender Identity
Directors	-	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	3	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Involvement in Certain Legal Proceedings

Except as set forth below, during the last ten years, none of our directors and executive officers have been involved in any of the following events:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table and discussion below present compensation information for our executive officers as of December 31, 2023, which we refer to as our “named executive officers” (in thousands):

●	Rory J. Cutaia, our Chairman of the Board, President, Chief Executive Officer, and Secretary; and
●	Bill J. Rivard, our interim Chief Financial Officer and Treasurer; and
●	Salman H. Khan, our former Chief Financial Officer and Treasurer.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)		All Other Compensation ($)	Total ($)
Rory J. Cutaia(3)	2023	459	(5)	-		31	(5)	486	(6)	-	976	(10)
	2022	480	(5)	-	(7)	563	(8)	15	(9)	-	1,058	(10)

Bill J. Rivard(4)	2023	192	(5)	3	(11)	111	(12)	-		-	306
	2022	-		-		-		-		-	-

Salman H. Khan(13)	2023	107	(5)	-		16	(5)	-		-	123
	2022	245	(5)	31	(14)	342	(15)	27	(16)	-	645

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards, refer to Note 2, “Summary of Significant Accounting Policies and Supplemental Disclosures,” in the notes to our audited consolidated financial statements for the year ended December 31, 2023 of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during fiscal years ended December 31, 2023 and 2022 in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023.

(5)	On November 17, 2022, certain executive officers and directors agreed to accept a 25% reduction in cash compensation over a four-month period commencing December 1, 2022 in exchange for equity award grants. The cost reduction plan was extended in March 2023 to April 2023 resulting in the issuance of 27,590, 10,135, and 14,076 restricted stock units to Mr. Cutaia, Mr. Rivard, and Mr. Khan, respectively.

(6)	On June 21, 2023, the Company granted 360,300 incentive stock options and 148,648 non-qualified stock options with a fair value of $0.955 per option.

(7)	Due to the Company’s cost savings plan, Mr. Cutaia was not paid his annual incentive target bonus of $490 for 2022.

(8)	Represents an annual incentive bonus of 10,111 restricted stock units with a fair market value of $47.60 per restricted stock unit. Represents 9,281 restricted stock units with a fair market value of $8.80 per restricted stock unit associated with the 25% reduction in cash compensation.

(9)	Represents the return of 2,949 vested restricted stock units with a fair market value of $6.60 per restricted stock unit that were replaced by a grant of 5,897 stock options with an exercise price of $8.80 per share and a fair market value of $34.

(10)	As of December 31, 2023 and 2022, Mr. Cutaia had accrued but unpaid compensation equal to $648 and $764, respectively.

(11)	Represents a discretionary bonus of $3 paid in December 2023.

(12)	Represents a grant of 136,986 restricted stock units on September 28, 2023 with a fair market value of $0.73 per restricted stock unit.

(13)	Mr. Khan was appointed as Chief Financial Officer and Treasurer on March 30, 2022. In connection with this appointment as the Company’s Chief Financial Officer, the Company has agreed to provide Mr. Khan the following compensation: (1) annual base salary of $250 and (2) 7,516 restricted shares of the Company’s common stock granted, 1,879 of which shall vest on March 30, 2023, 1,879 of which shall vest on March 30, 2024, 1,879 of which shall vest on March 30, 2025, and 1,879 of which shall vest on March 30, 2026. Mr. Khan was also eligible to receive an annual performance bonus of up to 50% of his base salary. Mr. Khan resigned as Chief Financial Officer and Treasurer of the Company effective June 13, 2023.

(14)	Due to the Company’s cost savings plan, Mr. Khan was not paid his annual incentive target bonus of $125 for 2022. A one-time incentive bonus of $31 was paid in 681 shares of common stock with a fair market value of $45.20 per share.

(15)	Represents an annual incentive bonus of 7,516 restricted stock units with a fair market value of $39.92 per restricted stock unit. Represents 4,735 restricted stock units with a fair market value of $8.80 per restricted stock unit associated with the 25% reduction in cash compensation.

(16)	Represents a grant of 2,500 stock options.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Rory J. Cutaia

On December 20, 2019, we entered into an executive employment agreement with Mr. Cutaia. The employment agreement is for a four-year term and can be extended for additional one-year periods. The employment agreement was extended on January 1, 2024 for an additional four-year term. In addition to certain payments due to Mr. Cutaia upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Mr. Cutaia is entitled to an annual base salary of $490, which shall not be subject to reduction during the initial term, but will be subject to annual reviews and increases, if and as approved in the sole discretion of our board of directors, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). In addition, Mr. Cutaia is eligible to receive performance-based cash and/or stock bonuses upon attainment of performance targets established by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). We must make annual equity grants to Mr. Cutaia as determined by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). Finally, Mr. Cutaia is eligible for certain other benefits, such as health, vision, and dental insurance, life insurance, and 401(k) matching.

Mr. Cutaia earned total cash compensation for his services to us in the amount of $459 and $480 for the fiscal years ending December 31, 2023 and 2022, respectively. The lower amount in fiscal 2023 includes a 25% reduction in the cash compensation component over a four-month period starting December 1, 2022.

On June 21, 2023, we granted Mr. Cutaia restricted stock units with an aggregate fair market value of $31, payable in 27,590 shares of our common stock. The restricted stock units vested on the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.11 and was used to calculate fair market value.

On June 21, 2023 we granted Mr. Cutaia stock options with an aggregate fair market value of $486, valued using the Black-Scholes option methodology, payable in 508,948 shares of our common stock. The stock options are subject to a four-year vesting period, with 25% of the award vesting on each of the first, second, third, and fourth anniversaries from the grant date. The fair value per option of $0.955 was valued using the Black-Scholes option methodology.

On January 20, 2022, we granted Mr. Cutaia restricted stock units with an aggregate fair market value of $481, payable in 10,111 shares of our common stock. The restricted stock units are subject to a four-year vesting period, with 25% of the award vesting on each of the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $47.60 and was used to calculate fair market value.

On November 17, 2022, we granted Mr. Cutaia restricted stock units with an aggregate fair market value of $82, payable in 9,281 shares of our common stock. The restricted stock units vested at the end of each month over a four-month period. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $8.80 and was used to calculate fair market value.

On November 17, 2022, Mr. Cutaia returned 2,949 shares that had been issued to him during the year. In exchange for those shares, we granted Mr. Cutaia 5,897 stock options with an exercise price of $8.80 per share. The options vested on grant.

As of December 31, 2023 and 2022, Mr. Cutaia had accrued but unpaid compensation equal to $648 and $764, respectively.

Bill J. Rivard

Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023. Mr. Rivard earned total cash compensation for his services to us in the amount of $195 for the fiscal year ending December 31, 2023.

In fiscal 2023, Mr. Rivard received a one-time incentive bonus of $3 which was paid in cash.

On June 21, 2023, we granted Mr. Rivard restricted stock units with an aggregate fair market value of $11, payable in 10,135 shares of our common stock. The restricted stock units vested on the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.11 and was used to calculate fair market value.

On September 28, 2023, we granted Mr. Rivard restricted stock units with an aggregate fair market value of $100, payable in 136,986 shares of our common stock. The restricted stock units are subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $0.73 and was used to calculate fair market value.

Salman H. Khan

Mr. Khan was appointed as Chief Financial Officer and Treasurer on March 30, 2022. Mr. Khan earned total cash compensation for his services to us in the amount of $107 and $245 for the fiscal years ending December 31, 2023 and 2022, respectively. The lower amount includes a 25% reduction in the cash compensation component over a four-month period starting December 1, 2022. Mr. Khan resigned as Chief Financial Officer and Treasurer of the Company effective June 13, 2023.

On June 21, 2023, we granted Mr. Khan restricted stock units with an aggregate fair market value of $16, payable in 14,076 shares of our common stock. The restricted stock units vested on the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.11 and was used to calculate fair market value.

In fiscal 2022, Mr. Khan received a one-time incentive bonus of $31, which was paid in 681 shares of common stock with a fair market value of $45.20 per share.

On March 30, 2022, we granted Mr. Khan restricted stock units with an aggregate fair market value of $300, payable in 7,516 shares of our common stock. The restricted stock units are subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $39.92 and was used to calculate fair market value.

On May 15, 2022, we granted Mr. Khan 2,500 stock options that vest annually over four years. The options have an exercise price of $12.00 per share and an aggregate fair market value of $27.

On November 17, 2022, we granted Mr. Khan restricted stock units with an aggregate fair market value of $42, payable in 4,735 shares of our common stock. The restricted stock units vested at the end of each month over a four-month period. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $8.80 and was used to calculate fair market value.

2019 Omnibus Incentive Plan

On November 11, 2019, our board of directors approved our 2019 Omnibus Incentive Plan, or Incentive Plan, and on December 20, 2019, our stockholders approved and adopted the Incentive Plan. The material terms of the Incentive Plan are summarized below.

On September 2, 2020, our board of directors approved an additional 200,000 shares of our common stock to be authorized for awards granted under the Incentive Plan, and on October 16, 2020, our stockholders approved the additional 200,000 shares of our common stock to be authorized for awards granted under the Incentive Plan.

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

Term

The Incentive Plan became effective upon approval by our stockholders on December 20, 2019 and will continue in effect from that date until it is terminated in accordance with its terms.

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

Available Shares

On February 17, 2023, our board of directors approved an additional 15,000,000 shares of common stock to be authorized under the Incentive Plan, and on April 10, 2023, our stockholders approved the additional 15,000,000 shares of our common stock to be authorized for awards granted under the Incentive Plan. Shares subject to awards that have been canceled, expired, settled in cash, or not issued or forfeited for any reason (in whole or in part), will not reduce the aggregate number of shares that may be subject to or delivered under awards granted under the Incentive Plan and will be available for future awards granted under the Incentive Plan. As of March 28, 2024, subject to the adjustment provisions included in the Incentive Plan, a total of 12,802,279 shares of our common stock are available for future issuances under the Incentive Plan.

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

Award Limits

Subject to the terms of the Incentive Plan, the aggregate number of shares that may be subject to all incentive stock options granted under the Incentive Plan cannot exceed the total aggregate number of shares that may be subject to or delivered under awards under the Incentive Plan. Notwithstanding any other provisions of the Incentive Plan to the contrary, the aggregate amount of all awards granted to any non-employee director during any single calendar year shall not exceed 200,000 shares.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, certain information concerning outstanding restricted stock awards as of December 31, 2023. Market value was determined using the closing price of our common stock on December 29, 2023, which was $0.17.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market value (in thousands) of shares of units of stock that have not vested ($)	Vest date
Rory J. Cutaia	2,949	1	July 29, 2024(1)
	3,972	1	January 4, 2025(1)
	7,584	1	January 20, 2026(1)

Bill J. Rivard(2)	136,986	23	September 28, 2027(1)

Salman H. Khan(3)	-	-	-

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023.

(3)	Mr. Khan resigned as Chief Financial Officer and Treasurer of the Company effective June 13, 2023.

The following table sets forth, for each Named Executive Officer, certain information concerning outstanding option awards as of December 31, 2023:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option Exercise price ($)	Option expiration date
Rory J. Cutaia	417	-	174.00	January 8, 2024	(2)
	5,897	-	8.80	November 16, 2027	(2)
	-	360,300	1.11	June 20, 2028	(1)
	-	148,648	1.11	June 20, 2028	(1)

Bill J. Rivard(3)	1,875	1,875	72.00	November 16, 2026	(1)

Salman H. Khan(3)	-	-	-	-

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	All options have fully vested.

(3)	Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023.

(4)	Mr. Khan resigned as Chief Financial Officer and Treasurer of the Company effective June 13, 2023.

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

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2023 (in thousands):

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
James P. Geiskopf	175	166	(2)	341

Kenneth S. Cragun	75	78	(3)	153

Edmund C. Moy(5)	-	146	(4)	146

(1)	Rory J. Cutaia, our Chairman of the Board, Chief Executive Officer, President, and Secretary during the fiscal year ending December 31, 2023, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	Represents a grant of stock options on June 21, 2023, totaling 162,883 shares of our common stock valued at $0.955 per option, which was valued using the Black-Scholes option methodology. The stock options expire in five years and vest on the first anniversary of the grant date. On January 20, 2023, a grant of 3,236 stock options, which vested on the grant date, with an exercise price of $9.20 per share were issued to replace forfeited restricted stock units.

(3)	Represents a grant of stock options on June 21, 2023, totaling 81,441 shares of our common stock valued at $0.955 per option, which was valued using the Black-Scholes option methodology. The stock options expire in five years and vest on the first anniversary of the grant date. On January 20, 2023, a grant of 1,618 stock options, which vested on the grant date, with an exercise price of $9.20 per share were issued to replace forfeited restricted stock units.

(4)	Represents a grant of stock options on June 21, 2023, totaling 81,441 shares of our common stock valued at $0.955 per option, which was valued using the Black-Scholes option methodology. The stock options expire in five years and vest on the first anniversary of the grant date. On September 28, 2023, a grant of 102,740 stock options, which vested on the grant date, with an exercise price of $0.73 per share were issued. The value per option of $0.661 was valued using the Black-Scholes option methodology.

(5)	Mr. Moy was elected to serve on the board of directors on October 21, 2022.

Narrative Disclosure to Director Compensation Table

The annual board fee payable in cash for our Lead Director is $175 and for the other independent directors is $75. In addition, we intend to provide a restricted stock unit or stock options based on recommendations from our independent compensation consultant. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

James P. Geiskopf

Mr. Geiskopf earned total cash compensation for his services to us in the amount of $175 and $175 for the fiscal years ending December 31, 2023 and 2022, respectively.

On June 21, 2023, the Company granted Mr. Geiskopf 162,883 stock options, which expire in five years and vest on the first anniversary of the grant date, with an exercise price of $1.11 per share. The fair value per option of $0.955 was calculated using the Black-Scholes option methodology.

On June 21, 2023, we granted Mr. Geiskopf restricted stock units with an aggregate fair market value of $11, payable in 9,854 shares of our common stock. The restricted stock units vested on the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $1.11 and was used to calculate fair market value.

On January 20, 2023, the Company granted Mr. Geiskopf 3,236 stock options, which vested on the grant date, with an exercise price of $9.20 per share and were issued to replace forfeited restricted stock units that were issued on January 20, 2022.

On January 20, 2022, the Company granted Mr. Geiskopf restricted stock units with an aggregate fair market value of $154, payable in 3,236 shares of its common stock. The restricted stock units vest on the first anniversary of the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $47.60 and was used to calculate fair market value.

On November 17, 2022, the Company granted Mr. Geiskopf 3,315 stock options shares of its common stock as part of the Company’s Cost Savings Plan where executive officers and directors agreed to accept a 25% reduction in cash compensation over a four-month period. The restricted stock units vested at the end of each month over a four-month period. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $8.80 and was used to calculate fair market value.

On November 17, 2022, Mr. Geiskopf returned to the Company 2,542 shares of common stock that were previously issued on January 4, 2021 as part of a restricted stock unit grant that had vested. In exchange, Mr. Geiskopf was issued 5,083 stock options with an exercise price of $8.80 per share. The stock options vested on the grant date.

Kenneth S. Cragun

Mr. Cragun earned total cash compensation for his services to us in the amount of $75 and $72 for the fiscal years ending December 31, 2023 and 2022, respectively.

On June 21, 2023, the Company granted Mr. Cragun 81,441 stock options, which expire in five years and vest on the first anniversary of the grant date, with an exercise price of $1.11 per share. The fair value per option of $0.955 was calculated using the Black-Scholes option methodology.

On January 20, 2023, the Company granted Mr. Cragun 1,618 stock options, which vested on grant, with an exercise price of $9.20 per share, to replace forfeited 1,618 restricted stock units that were issued on January 20, 2022.

On January 20, 2022, the Company granted Mr. Cragun restricted stock units totaling $77 payable in 1,618 shares of its common stock. The restricted stock units vest on the first anniversary from the grant date. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $47.60 and was used to calculate fair market value.

On November 17, 2022, the Company granted Mr. Cragun 1,421 stock options as part of the Company’s Cost Savings Plan where executive officers and directors agreed to accept a 25% reduction in cash compensation over a four-month period. The stock options vested at the end of each month over a four-month period. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $8.80.

On November 17, 2022, Mr. Cragun returned to the Company 1,271 shares of common stock that were previously issued on January 4, 2021 as part of a restricted stock unit grant that had vested. In exchange, Mr. Cragun was issued 2,542 stock options with an exercise price of $8.80 per share. The stock options vested on grant date.

Edmund C. Moy

Mr. Moy was elected to the board on October 21, 2022 and earned total cash compensation for his services to us in the amount of $0 and $0 for the fiscal years ending December 31, 2023 and 2022, respectively.

On September 28, 2023, the Company granted Mr. Moy 102,740 stock options, which vested on January 2, 2024, with an exercise price of $0.73 per share. The fair value per option of $0.661 was determined using the Black-Scholes option methodology.

On June 21, 2023, the Company granted Mr. Moy 81,441 stock options, which expire in five years and vest on the first anniversary of the grant date, with an exercise price of $1.11 per share. The fair value per option of $0.955 was determined using the Black-Scholes option methodology.

On November 17, 2022, the Company granted Mr. Moy 1,421 stock options as part of the Company’s Cost Savings Plan where executive officers and directors agreed to accept a 25% reduction in cash compensation over a four-month period. The stock options vested at the end of each month over a four-month period. The price per share as reported by the Nasdaq Capital Market on the day of issuance was $8.80.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of December 31, 2023:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration Date
James P. Geiskopf	5,083	-	8.80	November 16, 2027(1)
	3,236	-	9.20	January 19, 2028(1)
	-	162,883	1.11	June 20, 2028(2)
Kenneth S. Cragun	2,542	-	8.80	November 16, 2027(1)
	1,421	-	8.80	November 16, 2027(1)
	1,618	-	9.20	January 19, 2028(1)
	-	81,441	1.11	June 20, 2028(2)
Edmund C. Moy	1,421	-	8.80	November 16, 2027(1)
	-	81,441	1.11	June 20, 2028(2)
	-	102,740	0.73	September 27, 2028(3)

(1)	All options have fully vested.

(2)	Vesting on the first anniversary of the grant date.

(3)	Vested on January 2, 2024

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2024, certain information with respect to the beneficial ownership of our common stock by (i) each of our current directors and director nominees, (ii) each of our named executive officers, (iii) our directors, director nominees and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our outstanding common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe, based on the information furnished to us, that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock issuable upon conversion of convertible notes, exercise of options or warrants, or settlement of restricted stock units, or that may become issuable within 60 days of March 28, 2024, are considered outstanding and beneficially owned by the person holding the convertible notes, options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Rory J. Cutaia	Common	$182,778	(4)	*	%
Kenneth S. Cragun	Common	9,467	(6)	*
Bill J. Rivard	Common	15,419	(7)	*
Edmund C. Moy	Common	104,161	(8)	*
Salman H. Khan	Common	21,059	(9)	*
All directors and executive officers as a group	Common	$353,918		*	%

*	Less than 1%.

(1)	Messrs. Cutaia, Geiskopf, Cragun, and Moy are current directors. Messrs. Cutaia, Rivard and Khan are our Named Executive Officers and Messrs. Cutaia and Rivard are our only current executive officers.

(2)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is: c/o Verb Technology Company, Inc., 3024 Sierra Juniper Court, Las Vegas, Nevada 89138.

(3)	Percentage of common stock is based on 79,300,788 shares of our common stock outstanding as of March 28, 2024.

(4)	Consists of (i) 169,411 shares of common stock held directly by Mr. Cutaia, (ii) 6,006 shares of common stock held by Cutaia Media Group Holdings, LLC (an entity over which Mr. Cutaia has dispositive and voting authority), (iii) 1,351 shares of common stock held by Mr. Cutaia’s spouse (as to which shares, he disclaims beneficial ownership), (iv) 113 shares of common stock held jointly by Mr. Cutaia and his spouse, and (v) 5,897 shares of common stock underlying stock options exercisable within 60 days of March 28, 2024. This amount excludes 9,991 shares of common stock underlying restricted stock units and 508,948 shares of common stock underlying stock options that will not vest within 60 days of March 28, 2024.

(5)	Consists of (i) 33,640 shares of common stock held directly, (ii) 134 shares of common stock held by Mr. Geiskopf’s children, and (iii) 8,319 shares of common stock underlying stock options exercisable within 60 days of March 28, 2024. This amount excludes 162,883 shares of common stock underlying stock options that will not vest within 60 days of March 28, 2024.

(6)	Consists of (i) 3,886 shares of common stock held directly, and (ii) 5,581 shares of common stock underlying stock options exercisable within 60 days of March 28, 2024. This amount excludes 81,441 shares of common stock underlying stock options that will not vest within 60 days of March 28, 2024.

(7)	Consists of (i) 13,544 shares of common stock held directly and (ii) 1,875 shares of common stock underlying stock options exercisable within 60 days of March 28, 2024. This amount excludes 136,986 shares of common stock underlying restricted stock units that will not vest within 60 days of March 28, 2024.

(8)	Consists of 104,161 shares of common stock underlying stock options exercisable within 60 days of March 28, 2024. This amount excludes 81,441 shares of common stock underlying stock options that will not vest within 60 days of March 28, 2024.

(9)	Consists of 21,059 shares of common stock held directly by Mr. Khan. Mr. Khan resigned as Chief Financial Officer and Treasurer of the Company effective June 13, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding restricted stock awards, options, warrants and rights (a)	Weighted-average exercise price of outstanding restricted stock awards, options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,239,831	$1.09	12,787,279
Equity compensation plans not approved by security holders	417	$174.00	236,326
Total	2,240,248	$1.12	13,023,605

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

Other than the transactions discussed below, and the executive compensation arrangements described in the section titled “Executive Compensation,”  since January 1, 2022, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at the year-end for the fiscal years ended December 31, 2023 and 2022, and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest (any such transaction, a “related party transaction”).

Policies and Procedures for Approval of Related Party Transactions

If we contemplate entering into any transaction with a related party, regardless of the amount involved, the terms of such transaction are required to be presented to our Board for approval in advance of the transaction. Any director, officer or employee who becomes aware of a transaction or relationship that could reasonably be expected to give rise to a conflict of interest is required to disclose the matter promptly to our Board. Our Board must then either approve or reject the transaction and may only approve the transaction if it determines, based on all of the information presented, that the related party transaction is not inconsistent with the best interests of the Company and its stockholders.

Related Party Transactions

Unless otherwise specified, all dollar amounts in this section are in thousands except per share amounts and par values. All historical share and per-share amounts reflected throughout this section have been adjusted to reflect a reverse stock split implemented on April 18, 2023.

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties on December 31, 2023 and 2022 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2022	Amount Outstanding as of December 31, 2023	Interest Paid Since January 1, 2023	Interest Paid Since January 1, 2022
Note 1(1)	December 1, 2015	April 1, 2023	12.0%	$1,249	$879	$-	$154	$154
Note 2(2)	April 4, 2016	June 4, 2021	12.0%	343	48	-	8	8
Total notes payable – related parties					$927	$-	$162	$162

(1)	On December 1, 2015, we issued a convertible note payable to Mr. Cutaia in the principal amount of $1,249 to consolidate all loans and advances made by Mr. Cutaia to us as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and initially matured on February 8, 2021. 30% of the original principal amount of the note, or $375, was converted to common stock in 2018, while the remaining balance of $825 was not initially convertible.

In February 2021, Mr. Cutaia and the Company amended the note to extend the maturity date from February 8, 2021 to February 8, 2023. In exchange for the extension, the Company issued Mr. Cutaia warrants to purchase 3,473 shares of common stock with a grant date fair value of $287. The warrants were fully vested upon issuance, are exercisable at $104.40 per share, and have a term of three years. There were no other changes to the original terms of the note.

On May 19, 2021, our Board approved an amendment to the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $879.

As of December 31, 2023, the outstanding balance of the note was $0.

51

(2)

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

On May 19, 2021, our Board approved an amendment to the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On the same date, $200 of the principal amount of the note was converted into 4,855 shares of common stock at the fixed conversion price. On September 20, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $48.

As of December 31, 2023, the outstanding balance of the note was $0.

Series B Preferred Stock

On February 17, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Rory J. Cutaia, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), to the Purchaser for $5,000.00 in cash. The sale closed on February 17, 2023. On April 20, 2023, the Company redeemed the Series B Preferred Stock for $5,000 in cash.

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

Our Board is currently composed of four members. We have determined that the following three directors qualify as independent: James P. Geiskopf, Kenneth S. Cragun, and Edmund C Moy. We determined that Mr. Cutaia, our Chairman of the Board, President, Chief Executive Officer and Secretary, is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for the year ended December 31, 2023 and 2022 for professional services rendered by our independent registered public accounting firms, Grassi & Co., CPAs, P.C. (“Grassi”) and Weinberg & Company, P.A. (“Weinberg”) (in thousands):

Fees	2023		2022
	Grassi	Weinberg	Grassi	Weinberg
Audit Fees	$257	$168	$-	$213
Audit-Related Fees	31	59	-	24
Tax Fees	51	5	-	52
All Other Fees	-	1	-	5
Total Fees	$339	$233	$-	$294

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit Fees – These are fees performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to form an opinion on our financial statements.
●	Audit-Related Fees – These are fees for expenses by the independent auditors that are associated with the audit, but don’t fall within the above-described category. Fees for auditor consents for registration filings are included within this category.
●	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax group, except those services related to the audit of our financial statements.
●	All Other Fees – These are fees for other permissible work, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, and for other permissible work performed that does not meet the above-described categories.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures to oversee the external audit process and pre-approves all services provided by our independent registered public accounting firm. Prior to the addition of Mr. Cragun as a member of the Audit Committee, the entire Board, consisting of Mr. Cutaia and Mr. Geiskopf acted as our Audit Committee and were responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our Board or Audit Committee, as applicable, before the respective services were rendered.

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Verb Technology Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Verb Technology Company, Inc. (the “Company”) as of December 31, 2022, the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We served as the Company’s auditor from 2017 to 2023.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Verb Technology Company, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Verb Technology Company, Inc. (the “Company”) as of December 31, 2023, the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Capitalized Software Development Costs

Critical Audit Matter Description

As of December 31, 2023, the Company’s capitalized software development costs, net aggregated $4.0M.

The principal consideration for our determination that this was a critical audit matter is that capitalized software development costs, net are material to the financial statements and auditing the valuation of this asset involved a high degree of subjective and complex auditor judgment.

How the Critical Audit Matter was addressed in the Audit.

Our audit procedures related to the evaluation of the capitalized software development costs included the following, among others:

a)	We obtained an understanding of controls over the Company’s accounting and disclosures for capitalized software development cost.
b)	We also obtained an understanding of the company’s history and development of the capitalized software through inquiries with management and review of relevant agreements and other source documentation.
c)	With respect to the Company’s valuation of capitalized software development costs:

i.	We evaluated the methodology used by management to identify and assess potential impairment indicators against the criteria outlined in ASC 360-10-35-21.
ii.	We assessed the qualifications and expertise of management in evaluating the impairment indicators and the prospects of the business utilizing the capitalized software.
iii.	We obtained and evaluated the reasonableness of management’s undiscounted cash flow forecast related to supporting its valuation assertion with respect to the capitalized software development cost. Specifically, we tested the mathematical accuracy of the forecast and evaluated the reasonableness of key assumptions in the cash flow forecast.
iv.	We evaluated the reasonableness of management’s assertion by reviewing evidence of the software’s continued use and functionality, activity, and related agreements with suppliers and partners of the Company. Additionally, we reviewed both internal and external data related to user engagement in the context of the software’s continued use.

d)	We assessed the sufficiency of disclosures with respect to capitalized software development costs.

Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, NY

April 1, 2024

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2023	2022
ASSETS

Current assets
Cash	$4,353	$2,429
Assets held for sale - current	-	1,323
Prepaid expenses and other current assets	331	306
Total current assets	4,684	4,058

Assets held for sale – non-current	-	10,467
Capitalized software development costs, net	3,990	6,176
ERC receivable	1,528	1,528
Property and equipment, net	43	533
Operating lease right-of-use assets	218	1,354
Intangible assets, net	117	83
Other non-current assets	259	293

Total assets	$10,839	$24,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,408	$3,975
Liabilities related to assets held for sale	-	2,483
Liabilities of discontinued operations	-	1,641
Accrued expenses	2,324	526
Accrued payroll	420	528
Accrued officers’ compensation	648	764
Notes payable – related party, current	-	765
Notes payable, current	1,787	3,704
Convertible notes payable, current	-	1,334
Accrued interest	533	233
Operating lease liabilities, current	67	355
Derivative liability	1	222

Total current liabilities	7,188	16,530

Long-term liabilities
Notes payable, non-current	362	1,215
Operating lease liabilities, non-current	164	1,581
Total liabilities	7,714	19,326

Commitments and contingencies (Note 16)

Stockholders’ equity
Series C Preferred Stock, $0.0001 par value, 5,000 shares authorized, 3,000 and 0 shares issued and outstanding as of December 31, 2023 and 2022	2,980	-
Class A units, 3 shares issued and authorized as of December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 21,231,355 and 2,918,017 shares issued and outstanding as of December 31, 2023 and 2022	2	1

Additional paid-in capital	175,765	158,629
Accumulated deficit	(175,622)	(153,464)

Total stockholders’ equity	3,125	5,166

Total liabilities and stockholders’ equity	$10,839	$24,492

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Revenue	$63	$8

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	19	3
Depreciation and amortization	2,331	1,108
General and administrative	11,508	17,771
Total costs and expenses	13,858	18,882

Operating loss from continuing operations	(13,795)	(18,874)

Other income (expense), net
Interest expense	(1,193)	(1,410)
Financing costs	(1,239)	-
Other income, net	1,162	1,393
Change in fair value of derivative liability	221	2,933
Total other income (expense), net	(1,049)	2,916

Net loss from continuing operations	(14,844)	(15,958)

Loss from discontinued operations, net of tax	(7,150)	(21,479)

Net loss	(21,994)	(37,437)

Deemed dividend due to warrant reset	(164)	(246)

Net loss to common stockholders	$(22,158)	$(37,683)

Loss per share from continuing operations– basic and diluted	$(2.21)	$(6.68)
Loss per share from discontinued operations– basic and diluted	$(1.05)	$(8.85)
Weighted average number of common shares outstanding – basic and diluted	6,798,972	2,427,044

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the year ended December 31, 2023:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	-	$-	3	$-	-	$-	2,918,017	$1	$158,629	$(153,464)	$5,166
Issuance of common stock in connection with public offerings, net	-	-	-	-	-	-	10,372,793	1	9,109	-	9,110
Sale of preferred stock	3,000	2,980	-	-	-	-	-	-	(180)	-	2,800
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	202,567	-	2,400	-	2,400
Deemed dividend due to warrant reset	-	-	-	-	-	-	-	-	164	(164)	-
Issuance of shares for fractional adjustments related to reverse stock split	-	-	-	-	-	-	31,195	-	-	-	-
Fair value of common shares issued for services	-	-	-	-	-	-	128,204	-	200	-	200
Fair value of common shares issued to settle accrued expenses							276,676	-	346	-	346
Fair value of common shares issued as payment on notes payable							7,301,903	-	5,097	-	5,097
Net loss	-	-	-	-	-	-	-	-	-	(21,994)	(21,994)
Balance as of December 31, 2023	3,000	$2,980	3	$-	-	$-	21,231,355	$2	$175,765	$(175,622)	$3,125

For the year ended December 31, 2022:

	Preferred Stock		Class A Units		Class B Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	-	$-	3	$-	-	$-	1,823,574	$1	$129,348	$(116,027)	$13,322
Issuance of common stock in connection with public offering, net	-	-	-	-	-	-	980,300	-	24,056	-	24,056
Issuance of common stock for commitment fee related to equity line of credit agreement	-	-	-	-	-	-	15,182	-	-	-	-
Issuance of common stock upon exercise of options	-	-	-	-	-	-	8,318	-	377	-	377
Fair value of common shares issued to settle accrued expenses	-	-	-	-	-	-	13,061	-	465	-	465
Fair value of common shares issued for services	-	-	-	-	-	-	54,168	-	1,561	-	1,561
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	-	-	33,986	-	2,783	-	2,783
Fair value of common shares returned and replaced with stock options							(10,572)		39		39
Net loss	-	-	-	-	-	-	-	-	-	(37,437)	(37,437)
Balance as of December 31, 2022	-	$-	3	$-	-	$-	2,918,017	$1	$158,629	$(153,464)	$5,166

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022

Operating Activities:
Net loss	$(21,994)	$(37,437)
Loss from discontinued operations, net of tax	7,150	21,479
Adjustments to reconcile net loss used in operating activities, net of discontinued operations:
Depreciation and amortization	2,331	1,108
Share-based compensation	2,503	4,455
Amortization of debt discount	310	341
Amortization of debt issuance costs	241	487
Non-cash finance costs	1,239	-
Gain on lease termination	(263)	-
Loss on disposal of property and equipment	-	14
Change in fair value of derivative liability	(221)	(2,933)
Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other current assets	85	(220)
ERC receivable	-	(1,528)
Operating lease right-of-use assets	195	342
Other assets	13	-
Accounts payable, accrued expenses, and accrued interest	(251)	983
Deferred incentive compensation	-	(377)
Operating lease liabilities	(80)	(397)
Net cash used in operating activities attributable to continuing operations	(8,742)	(13,683)
Net cash used in operating activities attributable to discontinued operations	(1,855)	(5,723)

Investing Activities:
Capitalized software development costs	(239)	(4,645)
Purchases of property and equipment	(32)	(20)
Purchases of intangible assets	(35)	(82)
Net cash used in investing activities attributable to continuing operations	(306)	(4,747)
Net cash provided by (used in) investing activities attributable to discontinued operations	4,750	(1)

Financing Activities:
Proceeds from sale of common stock	9,215	24,056
Proceeds from sale of Series C Preferred Stock	2,980	-
Proceeds from notes payable	1,000	5,020
Proceeds from convertible notes payable	-	6,000
Payment of convertible note payable – related party	(765)	-
Payment of notes payable	(388)	-
Payment of convertible notes payable	(1,350)	(4,950)
Proceeds from option exercise	-	377
Payment for debt issuance costs	-	(780)
Net cash provided by financing activities attributable to continuing operations	10,692	29,723
Net cash used in financing activities attributable to discontinued operations	(2,615)	(4,077)

Net change in cash	1,924	1,492

Cash - beginning of period	2,429	937

Cash - end of period	$4,353	$2,429

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Through June 13, 2023, the Company was a Software-as-a-Service (“SaaS”) applications platform developer that offers three platforms, each designed for a specific target customer. Its SaaS platform for the direct sales industry is comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis. Available in both mobile and desktop versions, its base SaaS product is verbCRM, a Customer Relationship Management (“CRM”) application, to which the Company’s clients can add a choice of enhanced, fully integrated application modules that include verbLEARN, our gamified Learning Management System application; verbLIVE, a Live Stream interactive eCommerce application; and verbPULSE, a business/augmented intelligence notification and sales coach application. verbTEAMS is a standalone, self-onboarding, video-based CRM and content management application for life sciences companies, professional sports teams, small businesses, and solopreneurs, with seamless one-button synchronization with Salesforce, that also comes bundled with verbLIVE. MARKET.live is the Company’s multi-vendor, multi-presenter, livestream social shopping platform, that combines ecommerce and entertainment.

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2023, the Company incurred a net loss from continuing operations of $14,844 and used cash in continuing operations of $8,742. As of December 31, 2023, the Company had cash of $4,353 yet the aforementioned factors raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements were issued.

Equity financing during the year ended December 31, 2023:

On January 24, 2023, the Company issued 901,275 shares of the Company’s common stock which resulted in proceeds of $6,578, net of offering costs of $622.

During September 2023, the Company restarted its’ at-the-market (“ATM”) issuance sales agreements with Truist Securities, Inc. (“Truist”) pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-252167). For the year ended December 31, 2023, the Company has issued 8,784,214 shares of the Company’s common stock since the restart of this agreement, resulting in net proceeds of $2,523, net of offering costs of $43. The agreement with Truist was terminated on December 15, 2023.

During December 2023, the Company entered into an agreement with Ascendiant Capital Markets LLC (“Ascendiant Sales Agreement”) to sell shares of its common stock pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the year ended December 31, 2023, the Company has issued 687,304 shares of the Company’s common stock under the Ascendiant Sales Agreement, resulting in net proceeds of $114. See Note 17 – Subsequent Events.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company sold and Streeterville purchased 3,000 shares of the Company’s newly designated non-convertible Series C Preferred Stock (the “Series C Shares”) for a total purchase price of $3,000. The Shares have a 10% stated annual dividend, no voting rights and has a face value of $1,300 per share. The sale of the Series C Shares was consummated on December 29, 2023.

Debt financing during the year ended December 31, 2023:

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

On May 16, 2023, the Company received a redemption notice under the terms of the November Note Purchase Agreement for $300. The Company missed two payments resulting in a Payment Failure Balance Increase of 10% on the outstanding principal balance per occurrence pursuant to the terms of the agreement totaling $1,205. These costs have been recorded as finance costs in the Company’s consolidated statement of operations for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company paid $375 in cash and $5,097 in shares of its common stock. As of December 31, 2023 and December 31, 2022, the outstanding balance of the November Notes amounted to $1,692 and $5,544, respectively. Subsequent to December 31, 2023, the Company issued 11,484,403 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,720 on the outstanding balance of the November Notes. On March 18, 2024, the Company paid the November Notes in full.

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville pursuant to which Streeterville purchased a promissory note (the “Note”) in the aggregate principal amount of $1,005 (the “Note Offering”). The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance.

On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest of related party notes payable amounting to $879.

Equity financing subsequent to December 31, 2023:

The Company issued 19,183,258 shares of its common stock pursuant to the Ascendiant Sales Agreement and received $5,956 of net proceeds resulting from ATM issuances.

Purusuant to a Regulation A offering, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 27,397,258 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.24 per share for gross proceeds to the Company of $6,575.

The shares that were issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

As of March 28, 2024, the Company had cash of approximately $14,200 and approximately $1,200 of outstanding notes payable principal balance and accrued interest with minimum monthly payments of $120 beginning in April 2024 related to the Note which has a maturity date of April 11, 2025. As a result of the aforementioned equity financing that occurred subsequent to December 31, 2023, management has alleviated substantial doubt about the Company’s ability to continue as a going concern.

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

Accordingly, the Company’s consolidated financial statements are being presented pursuant to ASC 360-10-45-9 which requires that a disposal group be classified as held for sale in the period in which all of the held for sale criteria are met. Accordingly, the Company’s consolidated balance sheet at December 31, 2022 has been reclassified to reflect held for sale accounting. In addition to held for sale accounting, the Company has also met the criterion pursuant to ASC 205-20, Discontinued Operations, as a strategic shift from operating and managing a SaaS business to operating and managing a live streaming shopping platform has occurred because of the sale. The Company’s consolidated results of operations and statements of cash flows have been reclassified to reflect the presentation of discontinued operations. See Note 5 for details of the assets and liabilities related to the SaaS sale and discontinued operations.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation within the consolidated balance sheets and consolidated statements of cash flows for the years ended December 31, 2023 and 2022.

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

Significant estimates include assumptions made in analysis of assumptions made in purchase price allocations, impairment testing of long-term assets, realization of deferred tax assets, determining fair value of derivative liabilities, and valuation of equity instruments issued for services. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue through June 13, 2023 of the year ended December 31, 2023 were derived primarily from providing application services through the SaaS application, digital marketing and sales support services. During that period, the Company also derived revenue from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. As a result of the sale of the SaaS business, revenue that was recorded historically from the SaaS business has been reclassified as part of discontinued operations. See Note 5 for revenue disclosures related to the SaaS business.

A description of our principal revenue generating activities is as follows:

MARKET.live generates revenue through several sources as follows:

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

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform and customer service support.

The Company’s revenue is mainly commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the years ended December 31, 2023 and 2022, were substantially all generated from clients and customers located within the United States of America.

Cost of Revenue

Cost of revenue primarily consists of the purchase price of consumer products, packaging supplies, and customer shipping and handling expenses.

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

The Company did not record any impairment charges related to indefinite lived intangible assets for the year ended December 31, 2023.

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

Leases

The Company leases certain corporate office space under lease agreements with monthly payments over a period of 36 months. The Company determines whether a contract contains a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2023, and 2022, the Company has not established a liability for uncertain tax positions.

Reclassification for Discontinued Operations

Pursuant to ASC 740, Income Taxes, the 2022 tax footnote disclosure has been reclassified to reflect the presentation of continuing and discontinued operations separately for the Company’s composition of its deferred tax balances and the rate reconciliation table. See Note 15 – Income Taxes.

Adjustment

During the preparation of the Company’s 2023 consolidated financial statements, the Company identified an adjustment with respect to its 2022 income tax accounting footnote. Accordingly, we have adjusted the 2022 income tax footnote (See Note 15 – Income Taxes) for the increases to both the deferred tax asset and associated valuation allowance by approximately $5.5 million. The adjustment had no impact to the Company’s consolidated balance sheet, statement of operations, or its statement of cash flows.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as part of stockholders’ equity. Accordingly, the Series C Preferred Stock offering on December 29, 2023 is classified as part of stockholders’ equity as of December 31, 2023.

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

Share-Based Compensation

The Company issues stock options, warrants, shares of common stock and restricted stock units as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of its common stock and is recognized as expense over the service period. Forfeitures are accounted for as they occur. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for services.

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

As of December 31, 2023, and 2022, the Company had total outstanding options of 2,086,882 and 139,054, respectively, outstanding warrants of 919,664 and 952,638, respectively, outstanding restricted stock units of 153,366 and 89,898, respectively, the Notes that are convertible into 0 and 11,329 shares at $120.00 per share, respectively, and convertible notes issued to a related party that are convertible into 0 and 20,784 shares at $41.20 per share, respectively, which were all excluded from the computation of net loss per share because they are anti-dilutive due to the Company’s net loss position during the reported periods.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10%	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 20% of its purchases individually and in the aggregate	One vendor that accounted for 22% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$399	$359
Cash paid for income taxes	$2	$1

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Fair value of common shares issued to settle accounts payable and accrued expenses	346	465
Fair value of common shares issued as payment on notes payable	5,097	-
Derecognition of operating lease right-of-use asset	1,186	-
Derecognition of operating lease liabilities	1,870	-
Derecognition of other assets and liabilities related to lease termination	421	-
Recognition of operating lease right-of-use asset and related lease liability	245	-
Fair value of common stock received in exchange for employee’s payroll taxes	-	12
Accrued capitalized software development costs	-	215
Discount recognized from convertible notes payable	-	300
Discount recognized from notes payable	-	450
Unpaid offering costs related to common stock offerings	105	-
Unpaid offering costs related to preferred stock offering	180	-
Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Discount recognized from advances on future receipts	558	997
Derecognition of operating lease right-of-use assets	-	543
Derecognition of operating lease liabilities	-	521
Recognition of operating lease right-of-use asset and related lease liability	$-	$212

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

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 and $7,108 of internal and external development costs as of December 31, 2023 and 2022, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement. In addition, as of December 31, 2023 and 2022, the Company had paid or accrued $605 and $604, respectively, of other capitalized software development costs.

For the years ended December 31, 2023 and 2022, the Company amortized $2,209 and $932, respectively.

Capitalized software development costs, net consisted of the following:

	As of December 31,
	2023	2022

Beginning balance	$6,176	$4,348

Additions	23	2,760
Amortization	(2,209)	(932)
Ending balance	$3,990	$6,176

The expected future amortization expense for capitalized software development costs as of December 31, 2023, is as follows:

Year ending	Amortization
2024	$998
2025	998
2026	997
2027	997
Total amortization	$3,990

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022

Computers	$51	$46
Furniture and fixtures	-	57
Machinery and equipment	51	50
Leasehold improvements	15	1,024
Total property and equipment	117	1,177
Accumulated depreciation	(74)	(644)
Total property and equipment, net	$43	$533

Depreciation expense amounted to $122 and $176 for the years ended December 31, 2023 and 2022, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE

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

The assets and liabilities held for sale were as follows as of December 31, 2022:

December 31, 2022
Assets:
Accounts receivable, net	$1,024
Prepaids and other current assets	299
Goodwill	9,581
Other long-lived assets	886
Assets held for sale	$11,790
Liabilities:
Accounts payable	$663
Contract liabilities	1,340
Accrued liabilities	480
Liabilities related to assets held for sale	$2,483

The following information presents the net revenues and net loss of the SaaS business for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Net revenues	$3,814	$9,427

Net loss	$(7,150)	$(21,479)

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

On July 3, 2023, the Company entered into a lease termination agreement with its landlord related to the office lease in Newport Beach, California. Pursuant to terms of the lease termination agreement, the Company vacated the property by August 15, 2023. A gain on lease termination of $263 was recorded within other income (expense), net in the consolidated statement of operations for the year ended December 31, 2023.

On August 8, 2023, the Company entered into a studio office lease agreement for its office in California. The agreement requires the Company to pay $8 per month for a term through September 30, 2026. In accordance with ASC 842, the Company recognized a right-of-use asset and the related lease liability of $245.

On November 1, 2023, the Company entered into a corporate office sublease agreement with Mr. Cutaia for its executive office in Las Vegas, Nevada. The lease is cancellable by either party with 30 days advance written notice and the monthly rent amount is five hundred dollars due at the beginning of the month.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2023	2022
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$264	$376

Other information
Cash paid for amounts included in the measurement of lease liabilities	$143	$447
Weighted average remaining lease term – operating leases (in years)	2.75	4.42
Weighted average discount rate – operating leases	9.0%	4.0%

	As of December 31,
	2023	2022
Operating leases
ROU assets	$218	$1,354

Short-term operating lease liabilities	$67	$355
Long-term operating lease liabilities	164	1,581
Total operating lease liabilities	$231	$1,936

Year ending	Operating Leases
2024	$92
2025	96
2026	75
2027	-
2028 and thereafter	-
Total lease payments	263
Less: Imputed interest/present value discount	(32)
Present value of lease liabilities	$231

7. ACCRUED OFFICERS’ COMPENSATION

Accrued officers’ compensation consists primarily of unpaid compensation for the Company’s Chief Executive Officer, who is also the owner of approximately 0.9% of the Company’s outstanding shares of common stock as of December 31, 2023.

As of December 31, 2023, and 2022, accrued officers’ compensation amounted to $648 and $764, respectively.

8. ADVANCES ON FUTURE RECEIPTS

As a result of the sale, the Company has eliminated any amounts related to advances on future receipts as part of its presentation of continuing operations. The Company has the following advances on future receipts as of December 31, 2023:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2023	Balance at December 31, 2022

Note 1	August 25, 2022	May 11, 2023	26%	$3,400	$-	$1,782
Note 2	October 25, 2022	April 26, 2023	30%	322	-	207
Note 3	February 16, 2023	December 14, 2023	35%	2,108	-	-
Total				$5,830	-	1,989
Debt discount					-	(311)
Debt issuance costs					-	(37)
Net					$-	$1,641

Note 1

On August 25, 2022, the Company received secured advances from an unaffiliated third party totaling $2,500 for the purchase of future receipts/revenues of $3,400, resulting in a debt discount of $900. The Company also paid $100 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $1,782 and the unamortized balance of the debt discount and debt issuance costs were $267 and $30, respectively. During the year ended December 31, 2023, the Company paid $643 and amortized $155 and $17 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $112 and $13, respectively, were written off as part of the accounting for loss from discontinued operations.

Note 2

On October 25, 2022, the Company received secured advances from an unaffiliated third party totaling $225 for the purchase of future receipts/revenues of $322, resulting in a debt discount of $97. The Company also paid $16 of debt issuance costs. The debt discount and debt issuance costs were being amortized over the term of the secured advance using the effective interest rate method. As of December 31, 2022, the outstanding balance of the note was $207 and the unamortized balance of the debt discount and debt issuance costs were $44 and $7, respectively. During the year ended December 31, 2023, the Company paid $86 and amortized $28 and $4 of the debt discount and debt issuance costs, respectively. On February 16, 2023, the Company agreed to combine the unpaid balance with a new advance, see Note 3 below. The unamortized amounts of debt discount and debt issuance costs of $16 and $3, respectively, were written off as part of the accounting for loss from discontinued operations.

Note 3

On February 16, 2023, the Company modified and combined the unpaid balances of the previous two advances (see Notes 1 and 2 above) with a new advance from the same third party totaling $1,550 for the purchase of future receipts/revenues of $2,108, resulting in a debt discount of $558. The Company received $290 and paid $87 of debt issuance costs upon closing and an additional $3 on June 13, 2023. The debt discount and debt issuance costs are being amortized over the term of the secured advance using the effective interest rate method. During the year ended December 31, 2023, the Company paid $2,086 and amortized $558 and $90 of the debt discount and debt issuance costs, respectively. On November 6, 2023, the Company repaid in full all the advances on future receipts.

9. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company has the following outstanding notes payable as of December 31, 2023 and 2022:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2023	Balance at December 31, 2022
Related party convertible note payable (A)	December 1, 2015	April 1, 2023	12.0%	$1,249	$-	$725
Related party convertible note payable (B)	April 4, 2016	June 4, 2021	12.0%	343	-	40
Note payable (C)	May 15, 2020	May 15, 2050	3.75%	$150	137	150
Convertible Notes Due 2023 (D)	January 12, 2022	January 12, 2023	6.0%	6,300	-	1,350
Promissory note payable (E)	November 7, 2022	May 7, 2024	9.0%	5,470	1,179	5,470
Promissory note payable (F)	October 11, 2023	April 11, 2025	9.0%	1,005	1,005	-
Debt discount					(99)	(408)
Debt issuance costs					(73)	(309)
Total notes payable					2,149	7,018
Non-current					(362)	(1,215)
Current					$1,787	$5,803

(A)	On December 1, 2015, the Company issued a convertible note payable to Mr. Cutaia, the Company’s Chief Executive Officer and a director, to consolidate all loans and advances made by Mr. Cutaia to the Company as of that date. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $879. As of December 31, 2023, and 2022, the outstanding balance under the note was $0 and $811, respectively.

(B)	On April 4, 2016, the Company issued a convertible note payable to Mr. Cutaia, in the amount of $343, to consolidate all advances made by Mr. Cutaia to the Company during the period December 2015 through March 2016. On May 19, 2021, the Company amended the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $41.20, which was the closing price of the common stock on the amendment date. On September 20, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $48. As of December 31, 2023 and 2022, the outstanding balance under the note was $0 and $45, respectively.

(C)	On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. As of December 31, 2023, and 2022, the outstanding balance under the note was $137 and $150, respectively.

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

In connection with the January Note Offering, the Company paid $461 of debt issuance costs. The debt issuance costs and the debt discount of $300 are being amortized over the term of the Notes using the effective interest rate method. As of December 31, 2022, the amount of unamortized debt discount and debt issuance costs was $6 and $10, respectively. During the year ended December 31, 2023, the Company amortized the remaining amount of debt discount and debt issuance costs.

As of December 31, 2023 and 2022, the outstanding balance of the Notes amounted to $0 and $1,350, respectively. During the year ended December 31, 2022, the Company repaid $4,950 in principal payments and $357 of accrued interest to January Note Holders pursuant to the terms of the Notes.

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

During the year ended December 31, 2023, the Company paid $375 in cash and $5,097 in shares; amortized $304 of debt discount and $226 of debt issuance costs. As of December 31, 2023, the amount of unamortized debt discount and debt issuance costs was $99 and $73, respectively.

As of December 31, 2023, the outstanding balance of the November Notes amounted to $1,692 which includes accrued interest of $513. See Note 17, Subsequent Events.

(F)

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville pursuant to which Streeterville purchased the Note in the aggregate principal amount of $1,005. The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance.

As of December 31, 2023, the outstanding balance of the Note amounted to $1,025, which includes accrued interest of $20.

The following table provides a breakdown of interest expense for the periods presented:

	Years Ended December 31,
	2023	2022

Interest expense – amortization of debt discount	$310	$341
Interest expense – amortization of debt issuance costs	241	487
Interest expense – other	642	582

Total interest expense	$1,193	$1,410

Total interest expense for notes payable to related parties (see Notes A and B above) was $72 and $91 for the years ended December 31, 2023 and 2022, respectively. The Company paid $162 and $0 in interest to related parties for the years ended December 31, 2023 and 2022, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following assumptions:

	As of December 31,
	2023	2022
Stock Price	$0.17	$6.40
Exercise Price	$8.00	$13.60
Expected Life	1.08	1.98
Volatility	202%	107%
Dividend Yield	0%	0%
Risk-Free Interest Rate	4.79%	4.41%
Total Fair Value	$1	$222

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

During the year ended December 31, 2023, the Company recorded other income of $221 to account for the decrease in the fair value of these derivative liabilities. As of December 31, 2023, the balance of derivative liabilities was $1.

During the year ended December 31, 2022, the Company recorded other income of $2,933 to account for the decrease in the fair value of derivative liabilities. As of December 31, 2022, the balance of derivative liabilities was $222.

The details of derivative liability transactions for the year ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Beginning balance	$222	$3,155
Change in fair value	(221)	(2,933)
Ending balance	$1	$222

11. CAPITAL STOCK

Common Stock

The Company’s common stock activity for the year ended December 31, 2023 was as follows:

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

Shares Issued as Part of ATM Agreements

During the year ended December 31, 2023, the Company sold 9,471,518 shares and received net proceeds of $2,637 net of offering costs of $43, resulting from all ATM sales.

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

In December 2023, the Company terminated the November 2021 ATM agreement and entered into a new issuance sales agreement (the “December 2023 ATM”) with Ascendiant Captial Markets LLC, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-264038) that was declared effective in April 2022. See Note 17 – Subsequent Events.

Shares Issued for Services

During the year ended December 31, 2023, the Company issued 156,426 shares of common stock to officers, directors and employees associated with the vesting of restricted stock units.

During the year ended December 31, 2023, the Company issued 1,925 shares of common stock to employees associated with a special incentive program. The shares of common stock were valued based on the closing price of the Company’s common stock on the date of issuance. The aggregate fair value of $11 was recorded as share-based compensation expense on the date of issuance.

During the year ended December 31, 2023, the Company issued 44,216 shares of common stock to Mr. Cutaia associated with the vesting of restricted stock units.

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

Shares Issued for Settlements of Accrued Expenses

During the year ended December 31, 2023, the Company issued 93,190 shares of common stock to settle accrued expenses. The fair market value of the shares issued was based on the closing price of the Company’s common stock on the dates of each settlement, which amounted to $146.

Shares Issued for Settlement of Litigation

On September 19, 2023, the Company issued 183,486 shares to certain other investors to settle litigation, see Note 13. The fair market value of the shares issued was based on the closing price of the Company’s common stock on the date of the settlement, which amounted to $200. A loss of $(200) was recorded within other income (expense), net in the consolidated statement of operations for the year ended December 31, 2023. In exchange for the shares, 32,140 warrants were cancelled as part of the settlement agreement.

Shares Issued as Payment on Notes Payable

During the year ended December 31, 2023, the Company issued 7,301,903 shares to Streeterville in exchange for a reduction on the Company’s note payable outstanding balance with Streeterville amounting to $5,097 (See Note 9).

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

The Company’s common stock activity for the year ended December 31, 2022 was as follows:

Shares Issued as Part of Equity Line of Credit

On January 12, 2022, the Company entered into a common stock purchase agreement (the “January Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $50,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock, par value $0.0001 per share (the “common stock”) from time to time during the term of the agreement, subject to certain limitations and conditions. During the year ended December 31, 2022, the Company issued 277,417 shares of common stock pursuant to the January Purchase Agreement, which resulted in proceeds of $9,836, net of offering costs of $197. In addition, the Company issued 15,182 shares of common stock as a commitment fee in connection with the consummation of the transactions contemplated by the January Purchase Agreement. The Company terminated the equity line of credit agreement on January 26, 2023.

Shares Issued as Part of Registered Direct Offering

On April 20, 2022, the Company entered into a securities purchase agreement, which provides for the sale and issuance by the Company of an aggregate of (i) 366,667 shares of common stock, and (ii) warrants to purchase 366,667 shares of the common stock at an exercise price of $30.00 per share, for aggregate gross proceeds of $11,000 before deducting placement agent commissions and other offering expenses (the “April Registered Direct Offering”). As a result of this transaction, certain of the Company’s Series A warrants which previously had exercise prices ranging from $44.00 to $84.00 per share had the exercise prices reduced to $30.00 per share. On April 20, 2022, the Company issued 366,667 shares of common stock as part of the April Registered Direct Offering, which resulted in proceeds of $10,242, net of offering costs of $758. The Company used a portion of the proceeds from the April Registered Direct Offering to repay $1,650 in principal amount of the January Note Purchase Agreement dated January 12, 2022.

Shares Issued as Part of Public Offering

On October 25, 2022, the Company entered into a securities purchase agreement (the “October Purchase Agreement”), which provides for the sale and issuance by the Company of an aggregate of (i) 312,500 shares of common stock, at a purchase price of $12.80 per share, and (ii) warrants to purchase 312,500 shares of the common stock at an exercise price of $13.60 per share, for aggregate gross proceeds of $4,000 before deducting placement agent commissions and other offering expenses (the “October Registered Direct Offering”). As a result of this transaction, certain warrants which previously had an exercise price of $30.00 per share, had the exercise price reduced to $13.60 per share. Further, in connection with the October Purchase Agreement, the Company is restricted from (i) issuing or filing any registration statement to offer the sale of any common stock or securities convertible into or exercisable for shares of common stock until 75 days after the date thereof; and (ii) entering into an agreement to effect any issuance of common stock involving a Variable Rate Transaction (as defined therein) during the term of the agreement, subject to certain exceptions set forth therein. On October 25, 2022, the Company issued 312,500 shares of common stock pursuant to the October Purchase Agreement, which resulted in proceeds of $3,601, net of offering costs of $399.

Shares Issued as Part of ATM Agreement

During the year ended December 31, 2022, the Company issued 23,716 shares of common stock pursuant to an at-the-market issuance sales agreement, which resulted in proceeds of $377, net of offering costs of $28.

Shares Issued for Services

During the year ended December 31, 2022, the Company issued 54,168 shares of common stock to certain employees and vendors for services rendered and to be rendered with an aggregate grant date fair value of $1,561. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

Shares Issued to Settle Accrued Expenses

On February 14, 2022, the Company issued 5,679 shares of common stock to the Company’s former Chief Financial Officer as part of a separation agreement, with an aggregate grant date fair value of $277 based on the closing price of the Company’s common stock on the date of issuance.

On May 19, 2022, the Company issued 4,735 shares of common stock to the Company’s Chief Executive Officer in lieu of the cash payment of a bonus accrued in a prior year, with an aggregate grant date fair value of $100 based on the closing price of the Company’s common stock on the date of issuance.

During the year ended December 31, 2022, the Company issued 2,647 shares of common stock with a fair value of $88 to other employees and former employees to settle certain unpaid amounts due them.

Shares Issued for Vested Restricted Stock Units

During the year ended December 31, 2022, the Company issued 11,892, 12,906, and 9,188 shares of common stock to certain officers, employees and directors, respectively, associated with the vesting of restricted stock units. These issuances include 14,959 shares of common stock issued as part of the Cost Savings Plan.

Shares Returned and Replaced

On November 17, 2022, certain officers and directors returned 10,572 shares of common stock that had previously been issued during the year in exchange for stock options in the Company. The aggregate fair value of this exchange was $39.

Preferred Stock

The Company’s preferred stock activity for the year ended December 31, 2023 was as follows:

Series B

On February 17, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Rory J. Cutaia, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), to the Purchaser for $5 in cash. The sale closed on February 17, 2023. On April 20, 2023, the Company redeemed the Series B Preferred Stock for $5 in cash.

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

Series C

On December 28, 2023,the Company filed a certificate of designation of preferences and rights (the “Certificate of Designation”) of Series C Preferred Stock (the “Series C Preferred Stock”), with the Secretary of State of Nevada, designating 5,000 shares of preferred stock, par value $0.0001 of the Company, as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated face value of $1,300.00 (“Stated Value”). The Series C Preferred Stock is not convertible into common shares of capital stock of the Company and as such is non-dilutive to current stockholders.

Each share of Series C Preferred Stock shall accrue a rate of return on the Stated Value at the rate of 10% per year, compounded annually to the extent not paid as set forth in the Certificate of Designation, and to be determined pro rata for any factional year periods (the “Preferred Return”). The Preferred Return shall accrue on each share of Series C Preferred Stock from the date of its issuance, and shall be payable or otherwise settled as set forth in the Certificate of Designation.

Commencing on the 1 year anniversary of the issuance date of each share of Series C Preferred Stock, each such share of Series C Preferred Stock shall accrue an automatic quarterly dividend, based on three quarters of 91 days each and the last quarter of 92 days (or 93 days for leap years), which shall be calculated on the Stated Value of such share of Series C Preferred Stock, and which shall be payable in additional shares of Series C Preferred Stock, based on the Stated Value, or in cash as set forth in the Certificate of Designation (each, as applicable, the “Quarterly Dividend”). For the period beginning on the 1 year anniversary of the issuance date of a share of Series C Preferred Stock to the 2 year anniversary of the issuance date of a share of Series C Preferred Stock, the Quarterly Dividend shall be 2.5% per quarter, and for all periods following the 2 year anniversary of the issuance date of a share of Series C Preferred Stock, the Quarterly Dividend shall be 5% per quarter.

Subject to the terms and conditions set forth in the Certificate of Designation, at any time the Company may elect, in the sole discretion of the Board of Directors, to redeem all, but not less than all, of the Series C Preferred Stock then issued and outstanding from all of the Series C Preferred Stock Holders (a “Corporation Optional Redemption”) by paying to the applicable Series C Preferred Stock Holders an amount in cash equal to the Series C Preferred Liquidation Amount (as defined in the Certificate of Designation) then applicable to such shares of Series C Preferred Stock being redeemed in the Corporation Optional Conversion (the “Redemption Price”).

The Series C Preferred Stock confers no voting rights on holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series C Preferred Stock or as otherwise required by applicable law.

On December 29, 2023, the Company entered into a Securities Purchase Agreement with Streeterville, pursuant to which the Company sold and Streeterville purchased 3,000 shares of the Company’s newly designated non-convertible Series C Preferred Stock (the “Series C Shares”) for a total purchase price of $3,000. The Shares have a 10% stated annual dividend, no voting rights and has a face value of $1,300 per share. The sale of the Series C Shares was consummated on December 29, 2023.

12. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the years ended December 31, 2023 and 2022 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2022	45,546	$56.56
Granted	93,191	22.40
Vested/ deemed vested	(33,987)	37.46
Forfeited and other	(14,852)	52.51
Non-vested at December 31, 2022	89,898	$29.04
Granted	284,761	0.93
Vested/deemed vested	(200,642)	5.97
Forfeited and other	(20,651)	40.49
Non-vested at December 31, 2023	153,366	$5.88

On June 21, 2023, a total of 145,268 shares of restricted stock with a grant date fair value of $161 was granted pursuant to the Cost Savings Plan that was extended through April 30, 2023. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and vested on the grant date. The total shares issued for these vested restricted stock units include 51,801 granted to officers and 9,854 granted to directors.

On September 28, 2023, the Company granted 136,986 restricted stock units to its interim Chief Financial Officer. The restricted stock units vest annually through September 2027. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $100, which is being amortized as share-based compensation expense over the vesting term.

The total fair value of restricted stock units that vested or deemed vested during the year ended December 31, 2023 was $1,197. The share-based compensation expense recognized relating to the vesting of restricted stock units for the years ended December 31, 2023 and 2022 amounted to $1,103 and 1,245, respectively. As of December 31, 2023, the amount of unvested compensation related to issuances of restricted stock units was $585 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

During the year ended December 31, 2022, the Company granted 93,191 restricted stock units to certain officers, employees and directors. The restricted stock units vest on various dates from January 2023 through March 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had an aggregate grant date fair value of $2,088, which is being amortized as share-based compensation expense over the respective vesting terms.

On November 17, 2022, the board of directors approved the Cost Savings Plan in which certain directors and senior level management agreed to accept a 25% reduction in cash compensation over a four-month period commencing December 1, 2022 in exchange for shares of common stock. The shares were granted pursuant to agreements entered into effective November 17, 2022. The shares vest monthly, at the end of each month, over the four-month period, ending on March 31, 2023. On November 17, 2022, a total of 59,835 shares of restricted stock with a grant date fair value of $527 was granted pursuant to the Cost Savings Plan. The total shares issued for vested restricted stock units include 14,015 granted to officers and 3,315 granted to directors.

13. STOCK OPTIONS

A summary of option activity for the years ended December 31, 2023 and 2022 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2022	135,106	$68.99	2.24	$107
Granted	94,374	33.14	-	-
Forfeited and other	(82,108)	66.48	-	-
Exercised	(8,318)	45.35	-	-
Outstanding at December 31, 2022	139,054	52.11	3.37	-
Granted	2,058,425	0.95	-	-
Forfeited	(110,597)	60.48	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	2,086,882	$1.20	4.60	$-

Vested December 31, 2023	320,372	$2.20		$-

Exercisable at December 31, 2023	320,372	$2.20		$-

As of December 31, 2023, the intrinsic value of the outstanding options was $0.

During the year ended December 31, 2023, the Company granted stock options to board members to purchase a total of 8,090 stock options as replacement awards related to forfeited restricted stock units. The options have an average exercise price of $9.20 per share, expire in five years, and vested on the grant date. The total fair value of these options at grant date was $66 using the Black-Scholes Option Pricing model.

On June 21, 2023, the Company granted stock options to board members to purchase a total of 997,595 stock options. The options have an average exercise price of $1.11 per share, expire in five years, and vest one year from the grant date. The total grant date fair value of these options was $953 based on the Black-Scholes option pricing model. On September 28, 2023, the Company granted stock options to a board member to purchase a total of 102,740 stock options. The options have an average exercise price of $0.73 per share, expire in five years, and vested on the grant date. The total grant date fair value of these options was $68 based on the Black-Scholes option pricing model.

On September 28, 2023, the Company granted stock options to employees to purchase a total of 920,000 stock options. The options have an average exercise price of $0.73 per share, expire in five years, and vest annually over 4 years. The total grant date fair value of these options was $608 based on the Black-Scholes option pricing model.

The share-based compensation expense recognized relating to the vesting of stock options for the years ended December 31, 2023 and 2022 amounted to $1,289 and $1,652, respectively. As of December 31, 2023, the total unrecognized share-based compensation expense was $1,470, which is expected to be recognized as part of operating expense through September 2027.

During the year ended December 31, 2022, the Company granted stock options to certain employees and consultants to purchase a total of 94,374 shares of common stock for services rendered or to be rendered. The options have an average exercise price of $33.20 per share, terms between one and five years, and vest between zero and four years from the respective grant dates. The total grant date fair value of these options was approximately $2,778 using the Black-Scholes option pricing model. The stock option grants include 5,896 for its Chief Executive Officer and 12,707 for directors associated with the return of previously issued stock in exchange for stock options. 5,682 stock options were granted to directors as part of the Cost Savings Plan.

During the year ended December 31, 2022, a total of 8,318 stock options were exercised. As a result of the exercise of the option, the Company issued 8,318 shares of common stock and received cash of $377.

The grant date fair value of option awards is estimated using the Black-Scholes option pricing model based on the following assumptions:

Years Ended December 31,
	2023	2022

Risk free interest rate	3.56% - 4.62%	1.24% - 4.27%
Average expected term	5 years	5 years
Expected volatility	127 – 145%	141 - 150%
Expected dividend yield	-	-

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

14. STOCK WARRANTS

A summary of warrant activity for the years ended December 31, 2023 and 2022 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at January 1, 2022	274,638	$106.80	2.38	$507
Granted	679,167	13.60	4.82	-
Forfeited	(1,167)	13.60	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2022	952,638	37.60	3.56	-
Granted	-	-	-	-
Forfeited	(32,974)	8.14	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	919,664	$33.76	3.10	$-

As of December 31, 2023, the intrinsic value of the outstanding warrants was $0.

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

On September 19, 2023, the Company issued 183,486 shares of its common stock to certain other investors to settle litigation, see Note 16. In exchange for the shares, 32,140 warrants were cancelled as part of the settlement agreement.

In connection with the April Registered Direct Offering on April 20, 2022, the Company issued 366,667 warrants to purchase common stock with a vesting period of six months and an exercise price of $30.00. As a result, 92,621 warrants, with exercise prices ranging from $44.00 to $84.00 per share, had the exercise prices reduced to $30.00 per share. The change in fair value of such warrants as a result of the new exercise price is approximately $200 and the Company accounted for this change as part of the change in fair value of derivative liability (see Note 10).

Further, as a result of the October Purchase Agreement, certain warrants which previously had an exercise price of $30.00 per share had the exercise price reduced to $13.60 per share, which resulted in the Company recognizing a deemed dividend of $246.

15. INCOME TAXES

As of December 31, 2023 and 2022, the total current state tax expense is $2 and $1, respectively. There are no current federal taxes payable and no federal or state deferred taxes.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes attributable to continuing operations were as follows:

	Years Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	2.2%	2.3%
Non-deductible items	(1.0)%	(1.1)%
Change in valuation allowance	(20.5)%	(22.2)%
Prior year true up	(1.7)%	0.0%
Effective income tax rate	0.0%	0.0%

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes attributable to discontinued operations were as follows:

	Years Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	2.2%	2.3%
Goodwill and intangible assets	16.7%	(13.0)%
Change in valuation allowance	(39.9)%	(10.3)%
Prior year true up	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities related to continuing operations are as follows:

	Years Ended December 31,
	2023	2022
Net operating loss carry-forwards	$30,863	$23,651
Share based compensation	1,385	1,019
Long-lived assets	115	663
Section 174 R&D amortization	1,837	-
Other temporary differences	426	198
Less: Valuation allowance	(34,626)	(25,531)
Deferred tax assets, net	$-	$-

Significant components of the Company’s deferred tax assets and liabilities related to discontinued operations are as follows:

	Years Ended December 31,
	2023	2022
Net operating loss carry-forwards	$-	$-
Share based compensation	-	-
Long-lived assets	-	3,309
Section 174 R&D amortization	-	-
Other temporary differences	-	91
Less: Valuation allowance	-	(3,400)
Deferred tax assets, net	$-	$-

ASC 740 requires that the tax benefit of net operating loss carry-forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, recorded a 100% valuation allowance against all deferred tax assets as of December 31, 2023 amounting to $34.6 million.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits for the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had federal net operating loss carry-forwards of approximately $127.5 million and $92.6 million, respectively, and state net operating loss carry-forwards of approximately $83.3 million and $67.9 million, respectively, which may be available to offset future taxable income for tax purposes. As of December 31, 2023, approximately $12.5 million of federal net operating loss carry-forwards begin to expire in 2034. While the remaining amount of approximately $115.0 million does not expire, the Tax Cuts and Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2017 to 80% of taxable income. As of December 31, 2023, approximately $31.7 million of state net operating loss carry-forwards begin to expire in 2031.

Net operating loss carryforwards may be limited upon the ownership change under IRS Section 382. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry-forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2023 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2023, tax years 2019 through 2022 remain open for IRS audit. The Company has not received any notice of audit from the IRS or state authorities for any of the open tax years.

16. COMMITMENTS AND CONTINGENCIES

Litigation

a. Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023 after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. As of this date, that motion has yet to be decided. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. As of this date, the appeal has yet to be heard. The Company has accrued the liability at December 31, 2023 and believe the accrual is adequate pending the outcome of the appeal process.

b. Legal Malpractice Action

The Company was involved in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed its complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company was seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputed owing this amount to BH. On March 1, 2023, BH and the Company entered into an out of court settlement and the Company agreed to pay $25 on execution of the settlement agreement and $6.25 per month over a period of 12 months with a total settlement amount of $100. The remaining unpaid settlement amount of $31 was accrued by the Company as of December 31, 2023.

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

Board of Directors

The Company has committed an aggregate of $250 in board fees to its three board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

On November 17, 2022, the board of directors approved a cost savings plan to improve the Company’s liquidity and preserve cash for operations. In connection with the cost savings plan, the board agreed to accept a 25% reduction in cash compensation over a four-month period. In consideration of the reduction in cash compensation, the board will be compensated with equity award grants.

Total board fees expensed and paid in 2023 totaled $312.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 1, 2024, the date these consolidated financial statements were issued. There were no material events or transactions that require disclosure in the financial statements other than the items discussed below.

Equity financing

ATM Offering

Subsequent to December 31, 2023, the Company issued 19,183,258 shares of its common stock and received $5,956 of net proceeds resulting from ATM issuances. On March 19, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $960 to $6,260. On March 29, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $6,260 to $9,010.

Regulation A Public Offering

Subsequent to December 31, 2023, the Company issued 27,397,258 shares of its common stock and received $6,575 of net proceeds resulting from a Form 1-A public offering of its common stock pursuant to Regulation A.

Debt financing

Issuance of common shares as payment on notes payable

Subsequent to December 31, 2023, the Company issued 11,484,403 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,720 on the outstanding balance of the November Notes. On March 18, 2024, the Company paid the November Notes in full.

Issuances of Common Stock

Subsequent to December 31, 2023, the Company issued 4,514 shares of common stock to Mr. Cutaia associated with the vesting of restricted stock units.

Employment Agreement Extension

Subsequent to December 31, 2023, the Company extended Mr. Cutaia’s employment agreement for 4 years.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Amended and Restated Bylaws of Verb Technology Company, Inc.	8-K	001-38834	3.12	11/01/2019

3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.11	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018	S-1	333-226840	4.28	08/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.13	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019	10-Q	001-38334	3.12	08/14/2019

3.14	Certificate of Designation of Series B Preferred Stock, dated February 17, 2023	8-K	001-38834	3.1	02/24/2023

3.15	Certificate of Amendment to the Articles of Incorporation dated April 17, 2023	8-K	001-38834	3.1	04/18/2023

3.16	Certificate of Designation of Series C Preferred Stock	8-K	001-38834	3.1	01/04/2024

4.1	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.2	Form of Investor Common Stock Purchase Warrant	S-1/A	333-226840	4.34	04/02/2019

4.3	Form of Underwriter’s Common Stock Purchase Warrant	S-1/A	333-226840	4.35	04/02/2019

4.4	Form of Common Stock Purchase Warrant in favor of A.G.P./Alliance Global Partners	S-1/A	333-226840	4.36	04/02/2019

4.5	Form of Common Stock Purchase Warrant	10-Q	001-38834	4.37	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.6	Verb Technology Company, Inc. 2019 Omnibus Incentive Plan	S-8	333-235684	4.13	12/23/2019

4.7	Form of Common Stock Purchase Warrant (granted by the Company in February 2020 and March 2020)	8-K	001-38834	4.38	02/25/2020

4.8	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Capital Investment Group LLC	S-3	333-243438	4.18	08/10/2020

4.9	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Master Fund Ltd.	S-3	333-243438	4.19	08/10/2020

4.10	Common Stock Purchase Warrant dated August 6, 2020 in favor of Kingsbrook Opportunities Master Fund LP	S-3	333-243438	4.20	08/10/2020

4.11	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.21	08/10/2020

4.12	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.22	08/10/2020

4.13	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-38834	4.17	06/04/2020

4.14	Form of Common Stock Purchase Warrant	8-K	001-38834	4.1	4/22/2022

4.15	Form of Common Stock Purchase Warrant	8-K	001-38834	4.1	10/25/2022

10.1#	2014 Stock Option Plan	8-K	001-38834	10.1	10/22/2014

10.2#	Executive Employment Agreement dated December 20, 2019 by and between the Company and Rory J. Cutaia	10-K	001-38834	10.2	05/14/2020

10.3	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.1	11/14/2018

10.4	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.2	11/14/2018

10.5	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.3	11/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.6	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com, Inc.	10-K	001-38834	10.43	02/07/2019

10.7	Lease Agreement dated February 5, 2019 by and between the Company and NPBeach Marina LLC	S-1/A	333-226840	10.45	02/19/2019

10.8	Warrant Agent Agreement dated April 4, 2019 by and between the Company and VStock Transfer, LLC	8-K	001-38834	10.1	04/05/2019

10.9	First Amendment to Lease dated June 2, 2019 by and between the Company and NPBeach Marina LLC	10-Q	001-38834	10.54	08/14/2019

10.10	Extension Letter from the Company to NPBeach Marina LLC dated March 26, 2019	10-Q	001-38834	10.55	08/14/2019

10.11	Securities Purchase Agreement dated August 14, 2019 between the Company and certain purchasers identified therein	10-Q	001-38834	10.56	08/14/2019

10.12	Form of Omnibus Waiver and Acknowledgment Agreement, entered into as of February 7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58	02/25/2020

10.13	Form of alternative Omnibus Waiver And Acknowledgement Agreement, entered into as of February7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58a	02/25/2020

10.14#	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors	10-K/A	001-38834	10.43	06/04/2020

10.15	Membership Interest Purchase Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Ascend Certification, LLC, the sellers party thereto and Steve Deverall, as the seller representative	8-K	001-38834	10.1	09/10/2020

10.16	Exchange Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Verb Technology Company, Inc. and the holders of Class B Units party thereto	8-K	001-38834	10.4	09/10/2020

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.17	Form of Contribution and Exchange Agreement, dated September 4, 2020, by and between Verb Acquisition Co., LLC and the investors party thereto	8-K	001-38834	10.5	09/10/2020

10.18	Amended and Restated Operating Agreement of Verb Acquisition Co., LLC, dated September 4, 2020, by and among Verb Acquisition Co., LLC and the members party thereto	8-K	001-38834	10.6	09/10/2020

10.19	At-the-Market Issuance Sales Agreement, dated November 16, 2021, between the Company and Truist Securities, Inc.	8-K	001-38834	1.1	11/16/2021

10.20	Common Stock Purchase Agreement, dated January 12, 2022, between the Company and Tumim Stone Capital LLC	8-K	001-38834	10.1	1/13/2022

10.21	Securities Purchase Agreement, dated January 12, 2022, amongst the Company and certain institutional investors identified therein	8-K	001-38834	10.2	1/13/2022

10.22	Form of Securities Purchase Agreement	8-K	001-38834	10.1	4/22/2022

10.23	Form of Securities Purchase Agreement	8-K	001-38834	10.1	10/28/2022

10.24	Note Purchase Agreement, dated November 7, 2022, between Verb Technology Company, Inc. and Streeterville Capital, LLC	10-Q	001-38834	10.1	11/14/22

10.25	Promissory Note, dated November 7, 2022, issued by Verb Technology Company, Inc.	10-Q	001-38834	10.2	11/14/22

10.26	Underwriting Agreement, dated January 24, 2023, by and between the Company and Aegis Capital Corp	8.K	001-38834	1.1	01/26/2023

10.27	Subscription and Investment Representation Agreement, dated February 17, 2023, by and between the Company and purchaser signatory thereto	8-K	001-38834	10.1	02/17/2023

10.28#	2019 Stock Incentive Plan (amended September 2, 2020 and ratified by Stockholders October 16, 2020)	DEF 14A	001-38834		09/11/2020

10.29#	Amendment to 2019 Stock Incentive Compensation Plan	DEF 14A	001-38834		2/28/2023

10.30	Asset Purchase Agreement dated June 13, 2023, between Verb Technology Company, Inc. and SW Direct Sales, LLC.	8-K	001-38834	10.1	06/20/2023

10.31	Note Purchase Agreement dated October 11, 2023, between Verb Technology Company, Inc. and Streeterville Capital, LLC	8-K	001-38834	10.1	10/17/2023

10.32	Promissory Note dated October 11, 2023, issued by Verb Technology Company, Inc.	8-K	001-38834	10.2	10/17/2023

10.33	ATM Sales Agreement by and between Verb Technology Company, Inc. and Ascendiant Capital Markets, LLC, dated December 15, 2023	8-K	001-38834	1.1	12/15/2023

10.34	Securities Purchase Agreement, dated December 29, 2023, by and between the Company and Streeterville Capital, LLC	8-K	001-38834	10.1	01/04/2024

10.35	Form of Subscription Agreement	1-A	024-12400	4.1	02/14/2024

10.36	Amendment to At-The-Market Issuance Sales Agreement, dated March 19, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	03/19/2024

10.37	Amendment to At-The-Market Issuance Sales Agreement, dated March 29, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	03/29/2024

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation	8-K	001-38834	14.1	10/22/2014

21.1	Subsidiaries of the Registrant	10-K	001-38834	21.1	05/14/2020

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

97*	Clawback Policy, effective November 15, 2023					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

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
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

By:	/s/ Bill J. Rivard
Bill J. Rivard
Chief Financial Officer and Treasurer

Date:	April 1, 2024

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	April 1, 2024

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	April 1, 2024

By:	/s/ Edmund C. Moy
Edmund Moy
Director

Date:	April 1, 2024

