Form 10-Q
period 2024-03-31
Verb Technology Company, Inc.
filed 2024-05-10
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(855) 250-2300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value Common Stock Purchase Warrants	VERB VERBW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC(1)

(1)	The Company’s unexercised publicly-traded warrants under the symbol VERBW expired pursuant to their original terms and as such Nasdaq suspended trading on all outstanding warrants at the close of business on April 5, 2024 and the trading symbol VERBW has been delisted from Nasdaq.

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

As of May 9, 2024, there were 104,587,364 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

● our ability to attract and retain qualified management personnel;

● our susceptibility to security breaches and other disruptions;

● our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market; and

● the impact of, and our ability to operate our business and effectively manage our growth under evolving and uncertain global economic, political, and social trends, including legislation banning or otherwise hampering our strategic relationships such as TikTok, inflation, rising interest rates, and recessionary concerns.

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS

Current assets
Cash	$14,182	$4,353
Prepaid expenses and other current assets	313	331
Total current assets	14,495	4,684

Capitalized software development costs, net	3,741	3,990
ERC receivable	1,528	1,528
Property and equipment, net	60	43
Operating lease right-of-use assets	208	218
Intangible assets, net	135	117
Other assets	259	259

Total assets	$20,426	$10,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,083	$1,408
Accrued expenses	2,593	2,324
Accrued payroll	376	420
Accrued officers’ salary	901	648
Notes payable, current	1,024	1,787
Accrued interest	44	533
Operating lease liabilities, current	70	67
Preferred dividend payable	75	-
Derivative liability	2	1

Total current liabilities	6,168	7,188

Long-term liabilities
Notes payable, non-current	113	362
Operating lease liabilities, non-current	144	164
Total liabilities	6,425	7,714

Commitments and contingencies (Note 12)

Stockholders’ equity
Series C Preferred Stock, $0.0001 par value, 5,000 shares authorized, 3,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2,980	2,980
Class A units, 3 shares issued and authorized as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 79,300,788 and 21,231,355 shares issued and outstanding as of March 31, 2024 and December 31, 2023	8	2
Additional paid-in capital	190,155	175,765
Accumulated deficit	(179,142)	(175,622)

Total stockholders’ equity	14,001	3,125

Total liabilities and stockholders’ equity	$20,426	$10,839

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$7	$2

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5	1
Depreciation and amortization	256	583
General and administrative	2,963	3,545
Total costs and expenses	3,224	4,129

Operating loss from continuing operations	(3,217)	(4,127)

Other income (expense), net
Interest expense	(225)	(470)
Other income (expense), net	(2)	(51)
Change in fair value of derivative liability	(1)	8
Total other income (expense), net	(228)	(513)

Net loss from continuing operations	(3,445)	(4,640)

Loss from discontinued operations, net of tax	-	(874)

Net loss	(3,445)	(5,514)

Series C Preferred Stock dividend payable	(75)	-
Deemed dividend due to warrant reset	-	(164)

Net loss to common stockholders	$(3,520)	$(5,678)

Loss per share from continuing operations– basic and diluted	$(0.11)	$(1.35)
Loss per share from discontinued operations– basic and diluted	$0.00	$(0.24)
Weighted average number of common shares outstanding – basic and diluted	31,144,130	3,577,792

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2024

	Preferred Stock		Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	3,000	$2,980	3	$-	21,231,355	$2	$175,765	$(175,622)	$3,125
Sale of common stock from public offerings	-	-	-	-	46,580,516	5	12,343	-	12,348
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	4,514	-	328	-	328
Fair value of common shares issued as payment on notes payable	-	-	-	-	11,484,403	1	1,719	-	1,720
Series C Preferred Stock dividends payable	-	-	-	-	-	-	-	(75)	(75)
Net loss	-	-	-	-	-	-	-	(3,445)	(3,445)
Balance at March 31, 2024	3,000	$2,980	3	$-	79,300,788	$8	$190,155	$(179,142)	$14,001

For the three months ended March 31, 2023

	Preferred Stock		Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	3	$-	2,918,017	$1	$158,629	$(153,464)	$5,166
Sale of common stock from public offering	-	-	-	-	901,275	-	6,578	-	6,578
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	49,596	-	903	-	903
Deemed dividend due to warrant reset	-	-	-	-	-	-	164	(164)	-
Issuance of shares for fractional adjustments related to Reverse Stock Split	-	-	-	-	31,195	-	-	-	-
Net loss	-	-	-	-	-	-	-	(5,514)	(5,514)
Balance at March 31, 2023	-	$-	3	$-	3,900,083	$1	$166,274	$(159,142)	$7,133

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Operating Activities:
Net loss	$(3,445)	$(5,514)
Loss from discontinued operations, net of tax	-	874
Adjustments to reconcile net loss used in operating activities, net of discontinued operations:
Depreciation and amortization	256	583
Share-based compensation	378	971
Amortization of debt discount	99	86
Amortization of debt issuance costs	73	69
Change in fair value of derivative liability	1	(8)
Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other current assets	(33)	(10)
Operating lease right-of-use assets	10	67
Accounts payable, accrued expenses, and accrued interest	469	210
Operating lease liabilities	(17)	(93)
Net cash used in operating activities attributable to continuing operations	(2,209)	(2,765)
Net cash used in operating activities attributable to discontinued operations	-	(153)

Investing Activities:
Capitalized software development costs	-	(126)
Purchases of property and equipment	(23)	(5)
Purchases of intangible assets	(18)	-
Net cash used in investing activities attributable to continuing operations	(41)	(131)
Net cash provided by (used in) investing activities attributable to discontinued operations	-	-

Financing Activities:
Proceeds from sale of common stock offerings	12,369	6,578
Payments for accrued offering costs related to common stock offerings	(105)	-
Proceeds from (payments for) sale of preferred stock offerings	(180)	5
Payment of notes payable	(5)	-
Payment for convertible notes payable	-	(1,350)
Net cash provided by financing activities attributable to continuing operations	12,079	5,233
Net cash used in financing activities attributable to discontinued operations	-	(823)

Net change in cash	9,829	1,361

Cash - beginning of period	4,353	2,429
Cash - end of period	$14,182	$3,790

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

On October 18, 2021, the Company established verbMarketplace, LLC dba MARKET.live, a Nevada limited liability company. verbMarketplace LLC is a wholly owned subsidiary of the Company established for the MARKET.live platform.

Through June 13, 2023, the Company was a Software-as-a-Service (“SaaS”) applications platform developer that offered a SaaS platform for the direct sales industry comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis, (the “SaaS Assets”).

On June 13, 2023, the Company disposed of all of its operating SaaS Assets pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction. Additional payments of $1,750 will be paid by the buyer if certain profitability and revenue targets are met within the next two years as set forth more particularly in the asset purchase agreement. The sale of the SaaS Assets was undertaken to allow the Company to focus its resources on MARKET.live, the Company’s multi-vendor, multi-presenter, livestream social shopping platform, that combines ecommerce and entertainment. The Company expects that its burgeoning MARKET.live business unit will, over time, create greater shareholder value than could have been created through the continued operation of its SaaS Assets.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of March 31, 2024, the Company had cash of $14,182.

Equity financing:

During December 2023, the Company entered into an agreement with Ascendiant Capital Markets LLC (“Ascendiant Sales Agreement”) to sell shares of its common stock pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the three months ended March 31, 2024, the Company has issued 19,183,258 shares of the Company’s common stock pursuant to the Ascendiant Sales Agreement and received net proceeds of $5,882, net of offering costs of $74.

Subsequent to March 31, 2024, the Company issued 12,898,434 shares of its common stock pursuant to the Ascendiant Sales Agreement and received $2,667 of net proceeds. See Note 13 – Subsequent Events.

Pursuant to a Regulation A offering, the Company entered into subscription agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors 27,397,258 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.24 per share for net proceeds to the Company of $6,466, net of offering costs of $109.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date.

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

Accordingly, the Company’s consolidated financial statements are being presented pursuant to ASC 360-10-45-9 which requires that a disposal group be classified as held for sale in the period in which all of the held for sale criteria are met. In addition to held for sale accounting, the Company had also met the criterion pursuant to ASC 205-20, Discontinued Operations, as a strategic shift from operating and managing a SaaS business to operating and managing a live streaming shopping platform has occurred because of the sale. The Company’s consolidated results of operations and statements of cash flows have been reclassified to reflect the presentation of discontinued operations. See Note 5 for details of the assets and liabilities related to the SaaS sale and discontinued operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue through June 13, 2023 was derived primarily from providing application services through the SaaS application, digital marketing and sales support services. During that period, the Company also derived revenue from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. As a result of the sale of the SaaS business, revenue that was recorded historically from the SaaS business has been reclassified as part of discontinued operations. See Note 5 for revenue disclosures related to the SaaS business.

A description of our principal revenue generating activities is as follows:

MARKET.live generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop Ship and Creator programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs and its Creator program.

d.	The Company’s TikTok Shop store and affiliate program.

e.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

f.	The Company’s recently announced partnership with TikTok Shop. Pursuant to the terms of the partnership, MARKET.live has become a service provider for TikTok Shop and is officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to MARKET.live for a menu of paid services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok Shop store, hosting training sessions and webinars for prospective TikTok Shop sellers, MARKET.live studio space rental in both the West Coast and East Coast MARKET.live studios, content creation and production services, and TikTok Shop maintenance, including enhancements to existing TikTok Shop seller stores. The partnership also contemplates TikTok Shop sponsored studio rentals, as well as a paid-for “day pass” for use of MARKET.live studio services by TikTok creators, influencers and affiliates. It is expected that MARKET.live will generate revenue through fees, including monthly recurring fees, paid directly to MARKET.live by the brands, retailers, influencers and affiliates referred to MARKET.live by TikTok. In addition, it is contemplated that MARKET.live will receive a percentage of monthly revenue generated through the TikTok Shop stores MARKET.live establishes for the brands, retailers, influencers and affiliates that TikTok Shop refers to MARKET.live.

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

The Company’s revenue is comprised of commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform as well as from services it provides as referenced above in sub-paragraph (f) of the Revenue Recognition section concerning the TikTok Shop partnership. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances, and its services.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three months ended March 31, 2024 and 2023, were substantially all generated from clients and customers located within the United States of America.

Cost of Revenue

Cost of revenue primarily consists of processing fees associated with the MARKET.live platform.

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

Amortization expense related to capitalized software development costs is recorded in depreciation and amortization in the condensed consolidated statements of operations.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as part of stockholders’ equity. Accordingly, the Series C Preferred Stock offering on December 29, 2023 is classified as part of stockholders’ equity as of March 31, 2024 and December 31, 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying amount of notes payable approximates the fair value due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities.

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

As of March 31, 2024, and 2023, the Company had total outstanding options of 2,071,465 and 131,074, respectively, and warrants of 916,191 and 951,804, respectively, and outstanding restricted stock awards of 148,852 and 25,297, respectively, and convertible notes issued to a related party that were convertible into 0 and 21,319 shares at $41.20 per share, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

At the close of business on April 5, 2024, the Company’s unexercised publicly traded warrants under the symbol VERBW expired pursuant to their original terms and as such Nasdaq suspended trading the 175,823 remaining warrants and the trading symbol VERBW was delisted from Nasdaq.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10%	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 19% of its purchases individually and in the aggregate	One vendor that accounted for 22% of its purchases individually and in the aggregate

During the three months ended March 31, 2024 and 2023, we had no customers that accounted for 10% of our revenues individually and in the aggregate.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2024	2023

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$227
Cash paid for income taxes	$-	$1

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Unpaid offering costs related to common stock offerings	$21	$-
Fair value of common shares issued as payment on notes payable	1,720	-
Accrued software development costs	-	113
Accrued share-based compensation	-	50
Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Discount recognized from advances on future receipts	$-	$558

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

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 of internal and external development costs as of March 31, 2024 and December 31, 2023, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the three months ended March 31, 2024 and 2023, the Company amortized $249 and $538, respectively.

Capitalized software development costs, net consisted of the following:

	March 31, 2024	December 31, 2023

Beginning balance	$3,990	$6,176

Additions	-	23
Amortization	(249)	(2,209)
Ending balance	$3,741	$3,990

The expected future amortization expense for capitalized software development costs as of March 31, 2024, is as follows:

Year ending	Amortization
2024 remaining	$749
2025	998
2026	997
2027	997
2028 and thereafter	-
Total amortization	$3,741

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

4. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$33	$86

Other information
Cash paid for amounts included in the measurement of lease liabilities	$23	$113
Weighted average remaining lease term – operating leases (in years)	2.50	4.17
Weighted average discount rate – operating leases	9.0%	4.0%

	March 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	$208	$218

Short-term operating lease liabilities	$70	$67
Long-term operating lease liabilities	144	164
Total operating lease liabilities	$214	$231

Year ending	Operating Leases
2024 remaining	$69
2025	96
2026	75
2027	-
2028 and thereafter	-
Total lease payments	240
Less: Imputed interest/present value discount	(26)
Present value of lease liabilities	$214

5. DISCONTINUED OPERATIONS

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

The following information presents the net revenues and net loss of the SaaS business for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Net revenues	$-	$2,213

Net loss	$-	$(874)

6. NOTES PAYABLE

The Company has the following outstanding notes payable as of March 31, 2024 and December 31, 2023:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2024	Balance at December 31, 2023
Note payable (A)	May 15, 2020	May 15, 2050	3.75%	$150	$132	$137
Promissory note payable (B)	November 7, 2022	May 7, 2024	9.0%	5,470	-	1,179
Promissory note payable (C)	October 11, 2023	April 11, 2025	9.0%	1,005	1,005	1,005
Debt discount					-	(99)
Debt issuance costs					-	(73)
Total notes payable					1,137	2,149
Non-current					(113)	(362)
Current					$1,024	$1,787

(A)

On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. As of March 31, 2024 and December 31, 2023, the outstanding principal and accrued interest balance due under the note was $133 and $137, respectively.

(B)

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

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 were being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2023, the amount of unamortized debt discount and debt issuance costs was $99 and $73, respectively. During the three months ended March 31, 2024, the Company amortized the remaining amount of $99 of debt discount and $73 of debt issuance costs.

During the three months ended March 31, 2024, the Company issued 11,484,403 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,720 on the outstanding balance of the November Notes. The shares issued for the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. As a result, there was no gain or loss on the transaction.

On March 18, 2024, the Company paid the November Notes in full.

(C)

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville pursuant to which Streeterville purchased the Note in the aggregate principal amount of $1,005. The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance.

As of March 31, 2024, the outstanding balance of the Note amounted to $1,049, which includes accrued interest of $44.

Subsequent to March 31, 2024, the Company issued 7,630,271 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note. The shares issued for the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. As a result, there was no gain or loss on the transaction.

On May 3, 2024, the Note was repaid in full.

The following table provides a breakdown of interest expense:

	Three Months Ended March 31,
	2024	2023

Interest expense – amortization of debt discount	$99	$86
Interest expense – amortization of debt issuance costs	73	69
Interest expense – other	53	315

Total interest expense	$225	$470

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	March 31, 2024	December 31, 2023
Stock Price	$0.27	$0.17
Exercise Price	$8.00	$8.00
Expected Life	0.83	1.08
Volatility	242%	202%
Dividend Yield	0%	0%
Risk-Free Interest Rate	5.12%	4.79%
Total Fair Value	$2	$1

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

During the three months ended March 31, 2024, the Company recorded expense of $1 to account for the changes in the fair value of these derivative liabilities during the period. At March 31, 2024, the fair value of the derivative liability amounted to $2.

During the three months ended March 31, 2023, the Company recorded income of $8 to account for the changes in the fair value of these derivative liabilities during the period.

8. COMMON STOCK

The Company’s common stock activity for the three months ended March 31, 2024 is as follows:

Common Stock

Shares Issued as Part of ATM Offerings

During the three months ended March 31, 2024, the Company issued 19,183,258 shares of its common stock and received net proceeds of $5,882, net of offering costs of $74, resulting from ATM issuances. On March 19, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $960 to $6,260. On March 29, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $6,260 to $9,010. See Note 13 - Subsequent Events.

Regulation A Public Offering

During the three months ended March 31, 2024, the Company issued 27,397,258 shares of its common stock and received net proceeds of $6,466, net of offering costs of $109, resulting from a Form 1-A public offering of its common stock pursuant to Regulation A.

Shares Issued as Payment on Notes Payable

During the three months ended March 31, 2024, the Company issued 11,484,403 shares of its common stock to Streeterville in exchange for a reduction of $1,720 on the outstanding balance of the November Notes.

Shares Issued for Services

During the three months ended March 31, 2024, the Company issued 4,514 shares of common stock to Rory Cutaia, CEO, associated with the vesting of Restricted Stock Units.

Preferred Stock

The Company’s preferred stock activity for the three months ended March 31, 2024 was as follows:

Series C

On December 28, 2023, the Company filed a certificate of designation of preferences and rights (the “Certificate of Designation”) of Series C Preferred Stock (the “Series C Preferred Stock”), with the Secretary of State of Nevada, designating 5,000 shares of preferred stock, par value $0.0001 of the Company, as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated face value of $1,300.00 (“Stated Value”). The Series C Preferred Stock is not convertible into common shares of capital stock of the Company and as such is non-dilutive to current stockholders.

Each share of Series C Preferred Stock shall accrue a rate of return on the Stated Value at the rate of 10% per year, compounded annually to the extent not paid as set forth in the Certificate of Designation, and to be determined pro rata for any factional year periods (the “Preferred Return”). The Preferred Return shall accrue on each share of Series C Preferred Stock from the date of its issuance and shall be payable or otherwise settled as set forth in the Certificate of Designation.

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

On December 29, 2023, the Company entered into a Securities Purchase Agreement with Streeterville, pursuant to which the Company sold and Streeterville purchased 3,000 shares of the Company’s newly designated non-convertible Series C Preferred Stock (the “Series C Shares”) for a total purchase price of $3,000. The Shares have a 10% stated annual dividend, no voting rights and has a face value of $1,300 per share. The sale of the Series C Shares was consummated on December 29, 2023. The Company has accrued $75 in preferred stock dividends payable as of March 31, 2024. See Note 13 – Subsequent Events.

9. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the three months ended March 31, 2024 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2024	153,366	$5.88
Granted	-	-
Vested/deemed vested	(4,514)	56.40
Forfeited	-	-
Non-vested at March 31, 2024	148,852	$4.35

The total fair value of restricted stock units that vested or deemed vested during the three months ended March 31, 2024 was $255. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three months ended March 31, 2024 amounted to $105. As of March 31, 2024, the amount of unvested compensation related to issuances of restricted stock units was $480 which will be recognized as an expense in future periods as the shares vest.

10. STOCK OPTIONS

A summary of option activity for the three months ended March 31, 2024 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2024	2,086,882	$1.20	4.60	$-
Granted	-	-	-	-
Forfeited	(15,417)	5.42	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2024	2,071,465	$1.17	4.34	$-

Vested March 31, 2024	422,695	$1.67	-	$-

Exercisable at March 31, 2024	422,695	$1.67	-	$-

At March 31, 2024, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three months ended March 31, 2024 amounted to $223. As of March 31, 2024, the total unrecognized share-based compensation expense was $1,247, which is expected to be recognized as part of operating expense through September 2027.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.62%	1.24% - 4.27%
Average expected term	5 years	5 years
Expected volatility	270.57%	155.85%
Expected dividend yield	-	-

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

11. STOCK WARRANTS

The Company has the following warrants outstanding as of March 31, 2024, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2024	919,664	$33.76	3.10	$-
Granted	-	-	-	-
Forfeited	(3,473)	104.40	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2024, all vested	916,191	$33.50	2.85	$-

At March 31, 2024 the intrinsic value of the outstanding warrants was $0.

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

At the close of business on April 5, 2024, the Company’s unexercised publicly traded warrants under the symbol VERBW expired pursuant to their original terms and as such Nasdaq suspended trading the 175,823 remaining warrants and the trading symbol VERBW was delisted from Nasdaq.

12. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. As of this date, that motion has yet to be decided. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. As of this date, the appeal has yet to be heard. The Company has accrued the liability at March 31, 2024 and believes the accrual is adequate pending the outcome of the appeal process.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $590 in board fees to its three independent board members over the term of their appointment for services to be rendered. This amount includes a one-time performance-based bonus payment to a board member that is non-recurring. The Company’s CEO does not receive compensation for serving on the Board of Directors.

Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

Total board fees expensed during the three months ended March 31, 2024 was $313.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2024, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Equity financing

ATM Offering

Subsequent to March 31, 2024, the Company issued 12,898,434 shares of its common stock and received $2,667 of net proceeds resulting from issuances under its At-the-Market Issuance Sales Agreement.

On May 10, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $9,010 to $12,765.

Debt financing

Issuance of common shares as payment on notes payable

Subsequent to March 31, 2024, the Company issued 7,630,271 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note. On May 3, 2024, the Note was repaid in full.

Publicly-traded warrants

At the close of business on April 5, 2024, the Company’s unexercised publicly traded warrants under the symbol VERBW expired pursuant to their original terms and as such Nasdaq suspended trading the 175,823 remaining warrants and the trading symbol VERBW was delisted from Nasdaq.

Series C Preferred Shares Redeemed in Exchange for Common Shares

On December 29, 2023, the Company issued 3,000 Series C Preferred Shares to an institutional investor pursuant to a securities purchase agreement and certificate of designation previously filed. The Series C Preferred Shares carried a 10% annual dividend. On May 9, 2024, the Company redeemed 505 Series C Preferred Shares in exchange for 4,757,246 common shares in order to reduce the amount of dividend to be accrued. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month periods ended March 31, 2024 and 2023 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries, Verb Direct, LLC, or Verb Direct, Verb Acquisition Co., Inc., or Solofire, and verbMarketplace, LLC, dba MARKET.live, on a consolidated basis, unless otherwise specified.

Overview

Through June 13, 2023, we operated three distinct lines of business through separate wholly owned subsidiaries. Verb Direct, LLC, a sales Software-as-a-Service (“SaaS”) platform for the direct sales industry; Verb Acquisition Co., LLC, which was a sales SaaS platform for the Life Sciences industry and sports teams (collectively the ‘SaaS Assets”); and verbMarketplace, LLC dba MARKET.live, which is a multi-vendor, multi-presenter, livestream social shopping platform that combines ecommerce and entertainment.

We determined that by focusing all of our resources solely on the development and operation of MARKET.live, our livestream shopping platform, over time we expect to generate greater shareholder value than we could through the continued operation of our SaaS Assets. Accordingly, after an extensive, thorough seven-month process to identify a buyer willing to pay the highest price on the most favorable terms for the SaaS Assets, managed by a prominent M&A advisory firm, on June 13, 2023 we disposed of all of the operating SaaS Assets pursuant to an asset purchase agreement in consideration of the sum of $6.5 million, $4.75 million of which was paid in cash by the buyer at the closing of the transaction.

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

November 2, 2023 Notice

On November 2, 2023, the Company received a letter from The NASDAQ Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2) because the closing bid price per share for the Company’s common stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). The Company was given until April 30, 2024, to regain compliance with the Bid Price Rule.

May 1, 2024 Notice

On May 1, 2024, the Company received notice from Nasdaq that the Company has been granted an additional 180-day grace period, or until October 28, 2024, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least 10 consecutive business days on or prior to October 28, 2024. If the Company fails to regain compliance during the additional compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

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

ATM Offerings

On December 15, 2023, the Company entered into an At-the-Market Issuance Sales Agreement (the “Ascendiant Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $960 thousand, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-264038), as supplemented by a prospectus supplement. On March 19, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $960 thousand to approximately $6.3 million. On March 29, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from approximately $6.3 million to approximately $9.0 million. From December 15, 2023 to April 11, 2024, the Company issued 32,768,996 shares of its common stock and received $8.7 million of aggregate net proceeds in “at the market” offerings under the Ascendiant Sales Agreement.

Public Offering of Common Stock – Regulation A

During the three months ended March 31, 2024, the Company entered into subscription agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors 27,397,258 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.24 per share for gross proceeds to the Company of $6.6 million.

The Shares to be issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

Debt Financing

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville Capital, LLC, pursuant to which the Company sold a promissory note in the aggregate principal amount of $1.0 million (the “Note”). The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance. In connection with the sale of the Note, verbMarketplace, LLC, a wholly owned subsidiary of the Company, entered into a Guaranty, dated October 11, 2023, pursuant to which it guaranteed the obligations of the Company under the Note in exchange for receiving a portion of the proceeds.

Subsequent to March 31, 2024, the Company issued 7,630,271 shares of its common stock in exchange for a reduction of $1.1 million on the outstanding balance of the Note. On May 3, 2024, the Company repaid the Note in full.

Issuance of common shares as payment on notes payable

During the three months ended March 31, 2024, the Company issued 11,484,403 shares of its common stock in exchange for a reduction of $1.7 million on the outstanding balance of the November Notes. On March 18, 2024, the November Notes were paid in full.

Results of Operations

Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

The following is a comparison of our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change

Revenue	$7	$2	$5

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5	1	4
Depreciation and amortization	256	583	(327)
General and administrative	2,963	3,545	(582)
Total costs and expenses	3,224	4,129	(905)

Operating loss from continuing operations	(3,217)	(4,127)	910

Other income (expense), net
Interest expense	(225)	(470)	245
Other income (expense), net	(2)	(51)	49
Change in fair value of derivative liability	(1)	8	(9)
Total other income (expense), net	(228)	(513)	285

Net loss from continuing operations	$(3,445)	$(4,640)	$1,195

Revenue

Our primary focus is on the growth of our MARKET.live business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expenses were $0.3 million for the three months ended March 31, 2024, as compared to $0.6 million for the three months ended March 31, 2023.

General and administrative expenses including stock compensation expense were $3.0 million for the three months ended March 31, 2024, as compared to $3.6 million for the three months ended March 31, 2023. The decrease of $0.6 million or 16%, in general and administrative expenses including stock compensation expense is primarily due to decreased personnel expense associated with headcount reduction.

Other Expense, net

Other expense, net, for the three months ended March 31, 2024 was $0.2 million, which was primarily attributable to interest expense.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, interest expense, financing costs, change in fair value of derivative liability, other (income) expense, loss from discontinued operations, net of tax, and other non-recurring charges.

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

	Three Months Ended March 31,
(in thousands)	2024	2023

Net loss	$(3,445)	$(5,514)

Adjustments
Depreciation and amortization	256	583
Share-based compensation	378	971
Interest expense	225	470
Change in fair value of derivative liability	1	(8)
Other (income) expense, net	2	51
Loss from discontinued operations, net of tax	-	874
Other costs (a)	84	185

Total EBITDA adjustments	946	3,126
Modified EBITDA	$(2,499)	$(2,388)

(a) Represents a litigation accrual in 2024 and severance costs in 2023.

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

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had cash of $14.2 million.

The following is a summary of our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities – continuing operations	$(2,209)	$(2,765)
Cash used in operating activities – discontinued operations	-	(153)
Cash used in investing activities – continuing operations	(41)	(131)
Cash provided by financing activities – continuing operations	12,079	5,233
Cash used in financing activities – discontinued operations	-	(823)
Increase in cash	$9,829	$1,361

Cash Flows – Operating

For the three months ended March 31, 2024, our cash used in operating activities from continuing operations amounted to $2.2 million, compared to cash used for the three months ended March 31, 2023 of $2.8 million. We generated $0.6 million additional cash from operations primarily due to cost savings in personnel expenses resulting from headcount reduction.

Cash Flows – Investing

For the three months ended March 31, 2024, our cash flows used in investing activities amounted to $41 thousand, primarily due to our investment in long-lived assets.

Cash Flows – Financing

Our cash provided by financing activities for the three months ended March 31, 2024 amounted to $12.1 million, which represented $12.3 million of net proceeds from the issuance of shares of our common stock, offset primarily by $0.2 million in offering costs paid in January 2024 related to our preferred stock offering in December 2023.

Notes Payable

We have the following outstanding notes payable as of March 31, 2024 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2024
Note payable (A)	May 15, 2020	May 15, 2050	3.75%	$150	$132
Promissory note payable (B)	October 11, 2023	April 11, 2025	9.0%	1,005	1,005
Total notes payable					1,137
Non-current					(113)
Current					$1,024

(A)	On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $0.15 million. Installment payments, including principal and interest, began October 26, 2022. As of March 31, 2024, the outstanding balance of the note amounted to $0.13 million.

(B)

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville pursuant to which Streeterville purchased the Note in the aggregate principal amount of $1.0 million. The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is April 11, 2025.

At March 31, 2024, the outstanding balance of the Note amounted to $1.0 million.

Subsequent to March 31, 2024, the Company issued 7,630,271 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1.1 million on the outstanding balance of the Note. On May 3, 2024, the Note was repaid in full.

As a result of this payment, with the exception of a low interest SBA loan of $132, the Company is now debt-free.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include assumptions made for assumptions made in valuing assets acquired in business combinations, impairment testing of long-lived assets, the valuation allowance for deferred tax assets, assumptions used in valuing derivative liabilities, assumptions used in valuing share-based compensation, and accruals for contingent liabilities. Amounts could materially change in the future.

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

A description of our principal revenue generating activities is as follows:

MARKET.live generates revenue through several sources as follows:

a.	All sales run through our ecommerce facility on MARKET.live from which we deduct a platform fee that ranges from 10% to 20% of gross sales, with an average of approximately 15%, depending upon the pricing package the vendors select as well as the product category and profit margins associated with such categories. The revenue is derived from sales generated during livestream events, from sales realized through views of previously recorded live events available in each vendor’s store, as well as from sales of product and merchandise displayed in the vendors’ online stores, all of which are shoppable 24/7.

b.	Produced events. MARKET.live offers fee-based services that range from full production of livestream events, to providing professional hosts and event consulting.

c.	Drop Ship and Creator programs. MARKET.live is expected to generate recurring fee revenue from soon to be launched new drop ship programs for entrepreneurs and its Creator program.

d.	The Company’s TikTok Shop store and affiliate program.

e.	The MARKET.live site is designed to incorporate sponsorships and other advertising based on typical industry rates.

f.	The Company’s recently announced partnership with TikTok Shop. Pursuant to the terms of the partnership, MARKET.live has become a service provider for TikTok Shop and is officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to MARKET.live for a menu of paid services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok Shop store, hosting training sessions and webinars for prospective TikTok Shop sellers, MARKET.live studio space rental in both the West Coast and East Coast MARKET.live studios, content creation and production services, and TikTok Shop maintenance, including enhancements to existing TikTok Shop seller stores. The partnership also contemplates TikTok Shop sponsored studio rentals, as well as a paid-for “day pass” for use of MARKET.live studio services by TikTok creators, influencers and affiliates. It is expected that MARKET.live will generate revenue through fees, including monthly recurring fees, paid directly to MARKET.live by the brands, retailers, influencers and affiliates referred to MARKET.live by TikTok. In addition, it is contemplated that MARKET.live will receive a percentage of monthly revenue generated through the TikTok Shop stores MARKET.live establishes for the brands, retailers, influencers and affiliates that TikTok Shop refers to MARKET.live.

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

The Company’s revenue is comprised of commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform as well as from services it provides as referenced above in sub-paragraph (f) of the Revenue Recognition section concerning the TikTok Shop partnership. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances, and its services.

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

We use Level 2 inputs for our valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. Our derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the results of operations as adjustments to fair value of derivatives.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 12 - Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2023 Form 10-K filed on April 1, 2024. The risk factors identified in our 2023 Form 10-K have not changed in any material respect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VERB TECHNOLOGY COMPANY, INC.

Date: May 10, 2024	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

