Form 10-Q
period 2024-06-30
Verb Technology Company, Inc.
filed 2024-08-14
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 9, 2024, there were 145,597,352 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2024 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

The foregoing list may not include all of the factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS

Current assets
Cash	$17,197	$4,353
Prepaid expenses and other current assets	375	331
Total current assets	17,572	4,684

Capitalized software development costs, net	3,491	3,990
ERC receivable	2,263	1,528
Property and equipment, net	102	43
Operating lease right-of-use assets	190	218
Intangible assets, net	155	117
Other non-current assets	259	259

Total assets	$24,032	$10,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,124	$1,408
Accrued expenses	2,180	2,324
Accrued payroll	355	420
Accrued officers’ compensation	-	648
Notes payable, current	16	1,787
Accrued interest	-	533
Operating lease liabilities, current	72	67
Preferred dividend payable	141	-
Derivative liability	-	1

Total current liabilities	3,888	7,188

Long-term liabilities
Notes payable, non-current	112	362
Operating lease liabilities, non-current	123	164
Total liabilities	4,123	7,714

Commitments and contingencies (Note 12)

Stockholders’ equity
Series C Preferred Stock, $0.0001 par value, 5,000 shares authorized, 2,495 and 3,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2,324	2,980
Class A units, 3 shares issued and authorized as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 128,205,818 and 21,231,355 shares issued and outstanding as of June 30, 2024 and December 31, 2023	13	2
Additional paid-in capital	198,511	175,765
Accumulated deficit	(180,939)	(175,622)

Total stockholders’ equity	19,909	3,125

Total liabilities and stockholders’ equity	$24,032	$10,839

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$37	$3	$44	$5

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	31	1	36	2
Depreciation and amortization	269	583	525	1,166
General and administrative	2,142	2,685	5,105	6,230
Total costs and expenses	2,442	3,269	5,666	7,398

Operating loss from continuing operations	(2,405)	(3,266)	(5,622)	(7,393)

Other income (expense)
Interest income	168	-	168	-
Interest expense	(10)	(299)	(235)	(770)
Financing costs	(90)	(1,239)	(90)	(1,239)
Other income, net	604	830	602	780
Change in fair value of derivative liability	2	198	1	206
Total other income (expense), net	674	(510)	446	(1,023)

Net loss from continuing operations	(1,731)	(3,776)	(5,176)	(8,416)

Loss from discontinued operations, net of tax	-	(6,080)	-	(6,954)

Net loss	(1,731)	(9,856)	(5,176)	(15,370)

Series C Preferred Stock dividend payable	(66)	-	(141)	-
Deemed dividend due to warrant reset	-	-	-	(164)

Net loss to common stockholders	$(1,797)	$(9,856)	$(5,317)	$(15,534)
Loss per share from continuing operations - basic and diluted	$(0.02)	$(0.94)	$(0.08)	$(2.26)
Loss per share from discontinued operations - basic and diluted	$0.00	$(1.51)	$0.00	$(1.83)
Weighted average number of common shares outstanding - basic and diluted	107,254,283	4,022,947	69,199,206	3,801,599

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2024

	Preferred Stock		Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	3,000	$2,980	3	$-	21,231,355	$2	$175,765	$(175,622)	$3,125
Sale of common stock from public offerings	-	-	-	-	83,097,404	9	18,587	-	18,596
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	5,139	-	638	-	638
Fair value of common shares issued as payment on notes payable	-	-	-	-	19,114,674	2	2,865	-	2,867
Series C Preferred Shares redeemed in exchange for common shares	(505)	(656)	-	-	4,757,246	-	656	-	-
Series C Preferred Stock dividend payable	-	-	-	-	-	-	-	(141)	(141)
Net loss	-	-	-	-	-	-	-	(5,176)	(5,176)
Balance at June 30, 2024	2,495	$2,324	3	$-	128,205,818	$13	$198,511	$(180,939)	$19,909

For the six months ended June 30, 2023

	Preferred Stock		Class A Units		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	3	$-	2,918,017	$1	$158,629	$(153,464)	$5,166
Sale of common stock from public offering	-	-	-	-	901,275	-	6,578	-	6,578
Fair value of vested restricted stock awards, stock options and warrants	-	-	-	-	197,414	-	1,362	-	1,362
Deemed dividend due to warrant reset	-	-	-	-	-	-	164	(164)	-
Issuance of shares for fractional adjustments related to Reverse Stock Split	-	-	-	-	31,195	-	-	-	-
Fair value of common shares issued to settle accrued expenses	-	-	-	-	93,190	-	146	-	146
Fair value of common shares issued as payment on notes payable	-	-	-	-	176,470	-	300	-	300
Net loss	-	-	-	-	-	-	-	(15,370)	(15,370)
Balance at June 30, 2023	-	$-	3	$-	4,317,561	$1	$167,179	$(168,998)	$(1,818)

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023

Operating Activities:
Net loss	$(5,176)	$(15,370)
Loss from discontinued operations, net of tax	-	6,954
Adjustments to reconcile net loss used in operating activities, net of discontinued operations:
Depreciation and amortization	525	1,166
Share-based compensation	738	1,402
Amortization of debt discount	99	163
Amortization of debt issuance costs	73	127
Change in fair value of derivative liability	(1)	(206)
Finance costs	90	1,239
Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other current assets	(60)	66
Operating lease right-of-use assets	28	134
ERC receivable	(735)	-
Accounts payable, accrued expenses, and accrued interest	(796)	(285)
Operating lease liabilities	(35)	(75)
Net cash used in operating activities attributable to continuing operations	(5,250)	(4,685)
Net cash used in operating activities attributable to discontinued operations	-	(1,855)

Investing Activities:
Capitalized software development costs	-	(239)
Purchases of property and equipment	(77)	(5)
Purchases of intangible assets	(46)	-
Net cash used in investing activities attributable to continuing operations	(123)	(244)
Net cash provided by investing activities attributable to discontinued operations	-	4,750

Financing Activities:
Proceeds from sale of common stock offerings	18,596	6,578
Payments for accrued offering costs related to common stock offerings	(105)	-
Payments for accrued offering costs related to preferred stock offering	(180)	-
Payment of notes payable	(9)	(375)
Payments for deferred offering costs	(85)	-
Payment of convertible notes payable	-	(1,350)
Net cash provided by financing activities attributable to continuing operations	18,217	4,853
Net cash used in financing activities attributable to discontinued operations	-	(1,722)

Net change in cash	12,844	1,097

Cash - beginning of period	4,353	2,429
Cash - end of period	$17,197	$3,526

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023

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

As of June 30, 2024, the Company had cash of $17,197.

Equity financing:

During December 2023, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant Sales Agreement”) to sell shares of its common stock pursuant to a prospectus supplement to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the six months ended June 30, 2024, the Company has issued 55,700,146 shares of the Company’s common stock pursuant to the Ascendiant Sales Agreement and received net proceeds of $12,130, net of offering costs of $136.

Pursuant to a Regulation A offering of Form 1-A, the Company entered into subscription agreements with certain accredited investors, pursuant to which the Company issued and sold to the investors 27,397,258 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.24 per share for net proceeds to the Company of $6,466, net of offering costs of $109.

The shares that were offered and sold at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

The Company filed a second Form 1-A on May 30, 2024, which was qualified on June 11, 2024. The Company has not sold any securities pursuant to this second Form 1-A.

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three and six months ended June 30, 2024 and 2023, were substantially all generated from clients and customers located within the United States of America.

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as part of stockholders’ equity. Accordingly, the Series C Preferred Stock offering on December 29, 2023 is classified as part of stockholders’ equity as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, and 2023, the Company had total outstanding options of 2,038,965 and 1,099,523, respectively, and warrants of 740,368 and 951,804, respectively, and outstanding restricted stock awards of 148,227 and 21,535, respectively, and convertible notes issued to a related party that were convertible into 0 and 21,874 shares at $41.20 per share, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues	One customer that accounted for 52% of revenues	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 18% of its purchases individually and in the aggregate	One vendor that accounted for 32% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2024	2023

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$234
Cash paid for income taxes	$1	$2

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Fair value of common shares issued as payment on notes payable	$2,777	$300
Fair value of common shares issued to redeem Series C preferred shares	656	-
Fair value of common shares issued to settle accrued expenses	-	146
Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Discount recognized from advances on future receipts	$-	$558

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 of internal and external development costs as of June 30, 2024 and December 31, 2023, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the three and six months ended June 30, 2024 and 2023, the Company amortized $250 and $539, respectively and $499 and $1,077, respectively.

Capitalized software development costs, net consisted of the following:

	June 30, 2024	December 31, 2023

Beginning balance	$3,990	$6,176

Additions	-	23
Amortization	(499)	(2,209)
Ending balance	$3,491	$3,990

The expected future amortization expense for capitalized software development costs as of June 30, 2024, is as follows:

Year ending	Amortization
2024 remaining	$499
2025	998
2026	997
2027	997
2028 and thereafter	-
Total amortization	$3,491

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

4. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30,
	2024	2023
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$65	$170

Other information
Cash paid for amounts included in the measurement of lease liabilities	$45	$113
Weighted average remaining lease term – operating leases (in years)	2.25	3.92
Weighted average discount rate – operating leases	9.0%	4.0%

	June 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$190	$218

Short-term operating lease liabilities	$72	$67
Long-term operating lease liabilities	123	164
Total operating lease liabilities	$195	$231

Year ending	Operating Leases
2024 remaining	$46
2025	96
2026	75
2027	-
2028 and thereafter	-
Total lease payments	217
Less: Imputed interest/present value discount	(22)
Present value of lease liabilities	$195

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

The following information presents the net revenues and net loss of the SaaS business for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

Net revenues	$-	$1,601

Net loss	$-	$(6,080)

	Six Months Ended June 30,
	2024	2023

Net revenues	$-	$3,814

Net loss	$-	$(6,954)

6. NOTES PAYABLE

The Company has the following outstanding notes payable as of June 30, 2024 and December 31, 2023:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2024	Balance at December 31, 2023
Note payable (A)	May 15, 2020	May 15, 2050	3.75%	$150	$128	$137
Promissory note payable (B)	November 7, 2022	May 7, 2024	9.0%	5,470	-	1,179
Promissory note payable (C)	October 11, 2023	April 11, 2025	9.0%	1,005	-	1,005
Debt discount					-	(99)
Debt issuance costs					-	(73)
Total notes payable					128	2,149
Non-current					(112)	(362)
Current					$16	$1,787

(A)	On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. As of June 30, 2024 and December 31, 2023, the outstanding principal and accrued interest balance due under the note was $128 and $137, respectively.

(B)	On November 7, 2022, the Company entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor (the “November Note Holder”) providing for the sale and issuance of an unsecured, non-convertible promissory note in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000 (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires the Company to use up to 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a $2,000 cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, the Company is not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations of the Company under the November Note in exchange for receiving a portion of the loan proceeds.

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 were being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2023, the amount of unamortized debt discount and debt issuance costs was $99 and $73, respectively. During the six months ended June 30, 2024, the Company amortized the remaining amount of $99 of debt discount and $73 of debt issuance costs.

During the six months ended June 30, 2024, the Company issued 11,484,403 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,720 on the outstanding balance of the November Notes. The shares issued for the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. As a result, there was no gain or loss on the transaction.

On March 18, 2024, the Company paid the November Notes in full.

(C)

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville pursuant to which Streeterville purchased the Note in the aggregate principal amount of $1,005. The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance.

During the six months ended June 30, 2024, the Company issued 7,630,271 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note. The shares issued under the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. The shares issued for the final share exchange agreement on May 3, 2024 were valued at a 10% discount resulting in a loss on this particular transaction of $90. This amount has been recorded as a finance cost in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2024.

On May 3, 2024, the Note was repaid in full.

The following table provides a breakdown of interest expense:

	Three Months Ended June 30,
	2024	2023

Interest expense – amortization of debt discount	$-	$77
Interest expense – amortization of debt issuance costs	-	57
Interest expense – other	10	165

Total interest expense	$10	$299

	Six Months Ended June 30,
	2024	2023

Interest expense – amortization of debt discount	$99	$163
Interest expense – amortization of debt issuance costs	73	127
Interest expense	63	480

Total interest expense	$235	$770

Total interest expense for notes payable to related parties was $0 and $46 for the six months ended June 30, 2024 and 2023, respectively. The Company paid no interest to related parties for the six months ended June 30, 2024 and 2023, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	June 30, 2024	December 31, 2023
Stock Price	$0.12	$0.17
Exercise Price	$8.00	$8.00
Expected Life	0.61	1.08
Volatility	160%	202%
Dividend Yield	0%	0%
Risk-Free Interest Rate	5.19%	4.79%
Total Fair Value	$-	$1

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

During the six months ended June 30, 2024, the Company recorded income of $1 to account for the changes in the fair value of these derivative liabilities during the period. At June 30, 2024, the fair value of the derivative liability was $0.

During the six months ended June 30, 2023, the Company recorded income of $206 to account for the changes in the fair value of these derivative liabilities during the period.

8. CAPITAL STOCK

Common Stock

The Company’s common stock activity for the six months ended June 30, 2024 is as follows:

Shares Issued as Part of ATM Offerings

During the six months ended June 30, 2024, the Company issued 55,700,146 shares of its common stock and received net proceeds of $12,130, net of offering costs of $136, resulting from ATM issuances. On March 19, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $960 to $6,260. On March 29, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $6,260 to $9,010. On May 10, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $9,010 to $12,765.

Regulation A Public Offering

During the six months ended June 30, 2024, the Company issued 27,397,258 shares of its common stock and received net proceeds of $6,466, net of offering costs of $109, resulting from a Form 1-A public offering of its common stock pursuant to Regulation A.

Shares Issued as Payment on Notes Payable

During the six months ended June 30, 2024, the Company issued 11,484,403 shares of its common stock to Streeterville in exchange for a reduction of $1,720 on the outstanding balance of the November Notes.

During the six months ended June 30, 2024, the Company issued 7,630,271 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note.

Shares Issued for Services

During the six months ended June 30, 2024, the Company issued 4,514 shares of common stock to its CEO, Rory Cutaia, associated with the vesting of Restricted Stock Units.

Series C Preferred Shares Redeemed in Exchange for Common Shares

On May 9, 2024, the Company redeemed 505 Series C Preferred Shares in exchange for 4,757,246 common shares in order to reduce the amount of dividend to be accrued. See Note 13 – Subsequent Events.

Preferred Stock

The Company’s preferred stock activity for the six months ended June 30, 2024 was as follows:

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

Each share of Series C Preferred Stock shall accrue a rate of return on the Stated Value at the rate of 10% per year, compounded annually to the extent not paid as set forth in the Certificate of Designation, and to be determined pro rata for any fractional year periods (the “Preferred Return”). The Preferred Return shall accrue on each share of Series C Preferred Stock from the date of its issuance and shall be payable or otherwise settled as set forth in the Certificate of Designation.

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

On May 9, 2024, the Company redeemed 505 Series C Preferred Shares in exchange for 4,757,246 common shares in order to reduce the amount of dividend to be accrued. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company. See Note 13 – Subsequent Events.

The Company has accrued $141 in preferred stock dividend payable as of June 30, 2024.

9. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the six months ended June 30, 2024 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2024	153,366	$5.88
Granted	-	-
Vested/deemed vested	(5,139)	52.60
Forfeited	-	-
Non-vested at June 30, 2024	148,227	$4.26

The total fair value of restricted stock units that vested or deemed vested during the six months ended June 30, 2024 was $270. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three and six months ended June 30, 2024 amounted to $104 and $209, respectively. As of June 30, 2024, the amount of unvested compensation related to issuances of restricted stock units was $376 which will be recognized as an expense in future periods as the shares vest.

10. STOCK OPTIONS

A summary of option activity for the six months ended June 30, 2024 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2024	2,086,882	$1.20	4.60	$-
Granted	-	-	-	-
Forfeited	(47,917)	2.24	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2024	2,038,965	$1.18	4.04	$-

Vested June 30, 2024	1,033,579	$1.34	-	$-

Exercisable at June 30, 2024	1,033,579	$1.34	-	$-

At June 30, 2024, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three and six months ended June 30, 2024 amounted to $206 and $429. As of June 30, 2024, the total unrecognized share-based compensation expense was $1,023, which is expected to be recognized as part of operating expense through September 2027.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.62%	3.95%
Average expected term	5 years	5 years
Expected volatility	270.57%	127.5%
Expected dividend yield	-	-

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

11. STOCK WARRANTS

The Company has the following warrants outstanding as of June 30, 2024, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2024	919,664	$33.76	3.10	$-
Granted	-	-	-	-
Forfeited	(179,296)	138.20	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2024, all vested	740,368	$8.47	3.29	$-

At June 30, 2024 the intrinsic value of the outstanding warrants was $0.

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

12. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. As of this date, that motion has yet to be decided. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. As of this date, the appeal has yet to be heard. The Company has accrued the liability at June 30, 2024 and believes the accrual is adequate pending the outcome of the appeal process.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $598 in board fees to its three independent board members over the term of their appointment for services to be rendered. This amount includes a one-time performance-based bonus payment to a board member that is non-recurring. The Company’s CEO does not receive compensation for serving on the Board of Directors.

Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

Total board fees expensed during the six months ended June 30, 2024 was $403.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2024, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Series C Preferred Shares Redeemed in Exchange for Common Shares

On December 29, 2023, the Company issued 3,000 Series C Preferred Shares to an institutional investor pursuant to a securities purchase agreement and certificate of designation previously filed. The Series C Preferred Shares carried a 10% annual dividend.

Subsequent to June 30, 2024, the Company redeemed 1,300 Series C Preferred Shares in exchange for 17,391,534 common shares in order to reduce the amount of dividend to be accrued. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company.

Nasdaq Delisting Notice

On August 6, 2024, the Company received notice from the Staff indicating that the bid price for the Company’s common stock had closed below $0.10 per share for the 10-consecutive trading day period ended August 5, 2024 and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stock Rule”) and its securities are subject to delisting from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

On August 12, 2024, the Company timely requested a hearing before the Panel, which such request automatically stays any further action by Nasdaq at least until the hearing is held and the expiration of any extension period that may be granted by the Panel. The Company’s common stock will continue to trade on Nasdaq under the symbol “VERB” pending completion of the hearing process. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able meet the continued listing requirements during any compliance period that may be granted by the Panel.

On August 2, 2024, the Company filed a preliminary proxy statement on Schedule 14A in connection with the Company’s annual meeting of stockholders scheduled for September 26, 2024. On August 6, 2024, the Company filed an amended proxy statement on Schedule PRER14A. In the event the Company does not regain compliance with the Bid Price Rule on or before September 26, 2024, then at the annual meeting, the Company intends to seek the approval of its stockholders to implement a reverse stock split in the range within a range of one-for-five (1-for-5) to a maximum of a one-for-two hundred (1-for-200). Upon receipt of the requisite approval of its stockholders, the Company intends to expeditiously implement the reverse stock split to regain compliance with Nasdaq’s bid price requirement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three- and six-month periods ended June 30, 2024 and 2023 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

August 6, 2024 Notice

On August 6, 2024, the Company received notice from the Staff indicating that the bid price for the Company’s common stock had closed below $0.10 per share for the 10-consecutive trading day period ended August 5, 2024 and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stock Rule”) and its securities are subject to delisting from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

On August 12, 2024, the Company timely requested a hearing before the Panel, which such request automatically stays any further action by Nasdaq at least until the hearing is held and the expiration of any extension period that may be granted by the Panel. The Company’s common stock will continue to trade on Nasdaq under the symbol “VERB” pending completion of the hearing process. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able meet the continued listing requirements during any compliance period that may be granted by the Panel.

On August 2, 2024, the Company filed a preliminary proxy statement on Schedule 14A in connection with the Company’s annual meeting of stockholders scheduled for September 26, 2024. On August 6, 2024, the Company filed an amended proxy statement on Schedule PRER14A. In the event the Company does not regain compliance with the Bid Price Rule on or before September 26, 2024, then at the annual meeting, the Company intends to seek the approval of its stockholders to implement a reverse stock split in the range within a range of one-for-five (1-for-5) to a maximum of a one-for-two hundred (1-for-200). Upon receipt of the requisite approval of its stockholders, the Company intends to expeditiously implement the reverse stock split to regain compliance with Nasdaq’s bid price requirement.

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

On July 17, 2024, the Company redeemed 350 Series C Preferred Shares in exchange for 4,446,042 common shares in order to further reduce the amount of dividend to be accrued. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company.

On July 25, 2024, the Company redeemed 950 Series C Preferred Shares in exchange for 12,945,492 common shares in order to further reduce the amount of dividend to be accrued. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company.

The Company has accrued $0.14 million in preferred stock dividend payable as of June 30, 2024.

ATM Offerings

On December 15, 2023, the Company entered into an At-the-Market Issuance Sales Agreement (the “Ascendiant Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $960 thousand, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-264038), as supplemented by a prospectus supplement. On March 19, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from $960 thousand to approximately $6.3 million. On March 29, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from approximately $6.3 million to approximately $9.0 million. On May 10, 2024, the Ascendiant Sales Agreement was amended to increase the amount available from approximately $9.0 million to approximately $12.8 million. From December 15, 2023 to May 30, 2024, the Company issued 56,387,450 shares of its common stock and received $12.4 million of aggregate net proceeds in “at the market” offerings under the Ascendiant Sales Agreement.

Public Offering of Common Stock – Regulation A

During the six months ended June 30, 2024, the Company entered into subscription agreements with certain accredited investors, pursuant to which the Company issued and sold to the investors 27,397,258 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.24 per share for gross proceeds to the Company of $6.6 million.

The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

The Company filed a second Form 1-A on May 30, 2024, which was qualified on June 11, 2024. The Company has not sold any securities pursuant to this second Form 1-A.

Issuance of common shares as payment on notes payable

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

During the six months ended June 30, 2024, the Company issued 7,630,271 shares of its common stock in exchange for a reduction of $1.1 million on the outstanding balance of the Note. On May 3, 2024, the Company repaid the Note in full.

During the six months ended June 30, 2024, the Company issued 11,484,403 shares of its common stock in exchange for a reduction of $1.7 million on the outstanding balance of the November Notes. On March 18, 2024, the Company repaid the November Notes in full.

Results of Operations

Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

The following is a comparison of our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change

Revenue	$37	$3	$34

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	31	1	30
Depreciation and amortization	269	583	(314)
General and administrative	2,142	2,685	(543)
Total costs and expenses	2,442	3,269	(827)

Operating loss from continuing operations	(2,405)	(3,266)	861

Other income (expense), net
Interest income	168	-	168
Interest expense	(10)	(299)	289
Financing costs	(90)	(1,239)	1,149
Other income (expense), net	604	830	(226)
Change in fair value of derivative liability	2	198	(196)
Total other income (expense), net	674	(510)	1,184

Net loss from continuing operations	$(1,731)	$(3,776)	$2,045

Revenue

Our primary focus is on the growth of our MARKET.live business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expenses were $0.3 million for the three months ended June 30, 2024, as compared to $0.6 million for the three months ended June 30, 2023.

General and administrative expenses including stock compensation expense were $2.1 million for the three months ended June 30, 2024, as compared to $2.7 million for the three months ended June 30, 2023. The decrease of $0.6 million or 20%, in general and administrative expenses including stock compensation expense is primarily due to decreased personnel expense associated with headcount reduction as compared to the prior year comparable period.

Other Income (Expense), net

Other income, net, for the three months ended June 30, 2024 was $0.7 million, which was primarily attributable to interest income, net of $0.2 million, and other income, net of $0.6 million both offset by financing costs incurred of $0.1 million.

Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

The following is a comparison of our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change

Revenue	$44	$5	$39

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	36	2	34
Depreciation and amortization	525	1,166	(641)
General and administrative	5,105	6,230	(1,125)
Total costs and expenses	5,666	7,398	(1,732)

Operating loss from continuing operations	(5,622)	(7,393)	1,771

Other income (expense), net
Interest income	168	-	168
Interest expense	(235)	(770)	535
Financing costs	(90)	(1,239)	1,149
Other income (expense), net	602	780	(178)
Change in fair value of derivative liability	1	206	(205)
Total other income (expense), net	446	(1,023)	1,469

Net loss from continuing operations	$(5,176)	$(8,416)	$3,240

Revenue

Our primary focus is on the growth of our MARKET.live business. Currently, the business is generating minimal revenues.

Operating Expenses

Depreciation and amortization expenses were $0.5 million for the six months ended June 30, 2024, as compared to $1.2 million for the six months ended June 30, 2023.

General and administrative expenses including stock compensation expense were $5.1 million for the six months ended June 30, 2024, as compared to $6.2 million for the six months ended June 30, 2023. The decrease of $1.1 million or 18%, in general and administrative expenses including stock compensation expense is primarily due to decreased personnel expense associated with headcount reduction as compared to the prior year comparable period.

Other Income (Expense), net

Other income, net, for the six months ended June 30, 2024 was $0.4 million, which was primarily attributable to other income, net of $0.6 million offset by interest expense, net of $0.1 million and financing costs incurred of $0.1 million.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, interest (income) expense, financing costs, change in fair value of derivative liability, other (income) expense, loss from discontinued operations, net of tax, and other non-recurring charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net loss	$(1,731)	$(9,856)	$(5,176)	$(15,370)

Adjustments:
Depreciation and amortization	269	583	525	1,166
Share-based compensation	360	430	738	1,402
Other (income) expense, net	(604)	(830)	(602)	(780)
Financing costs	90	1,239	90	1,239
Interest income	(168)	-	(168)	-
Interest expense	10	299	235	770
Change in fair value of derivative liability	(2)	(198)	(1)	(206)
Loss from discontinued operations, net of tax	-	6,080	-	6,954
Other non-recurring costs (a)	13	-	97	185

Total EBITDA adjustments	(32)	7,603	914	10,730
Modified EBITDA	$(1,763)	$(2,253)	$(4,262)	$(4,640)

(a) Represents litigation and severance costs.

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

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had cash of $17.2 million.

The following is a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities – continuing operations	$(5,250)	$(4,685)
Cash used in operating activities – discontinued operations	-	(1,855)
Cash used in investing activities – continuing operations	(123)	(244)
Cash provided by investing activities – discontinued operations	-	4,750
Cash provided by financing activities – continuing operations	18,217	4,853
Cash used in financing activities – discontinued operations	-	(1,722)
Increase in cash	$12,844	$1,097

Cash Flows – Operating

For the six months ended June 30, 2024, our cash used in operating activities from continuing operations amounted to $5.3 million, compared to cash used in operating activities from continuing operations for the six months ended June 30, 2023 of $4.7 million.

Cash Flows – Investing

For the six months ended June 30, 2024, our cash flows used in investing activities amounted to $0.1 million, primarily due to our investment in long-lived assets.

Cash Flows – Financing

For the six months ended June 30, 2024, our cash flows provided by financing activities amounted to $18.2 million, which represented $18.6 million of net proceeds from the issuance of shares of our common stock, offset primarily by $0.2 million in offering costs paid in January 2024 related to our preferred stock offering in December 2023 and other offering costs paid of $0.2 million related to our common stock offerings.

Notes Payable

We have the following outstanding note payable as of June 30, 2024 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2024
Note payable (A)	May 15, 2020	May 15, 2050	3.75%	$150	$128
Non-current					(112)
Current					$16

(A)	On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $0.15 million. Monthly payments, including principal and interest, began October 26, 2022. As of June 30, 2024, the outstanding balance of the note amounted to $0.13 million.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VERB TECHNOLOGY COMPANY, INC.

Date: August 14, 2024	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

