Form 10-Q
period 2024-09-30
Verb Technology Company, Inc.
filed 2024-11-05
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 993,071 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS

Current assets
Cash	$10,515	$4,353
Short-term investments	5,077	-
Prepaid expenses and other current assets	233	331
Total current assets	15,825	4,684

Capitalized software development costs, net	3,242	3,990
ERC receivable	2,263	1,528
Property and equipment, net	192	43
Operating lease right-of-use assets	172	218
Intangible assets, net	184	117
Other assets	259	259

Total assets	$22,137	$10,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$956	$1,408
Accrued expenses	2,252	2,324
Accrued payroll	360	420
Accrued officers’ compensation	-	648
Notes payable, current	20	1,787
Accrued interest	-	533
Operating lease liabilities, current	75	67
Preferred dividend payable	240	-
Derivative liability	-	1

Total current liabilities	3,903	7,188

Long-term liabilities
Notes payable, non-current	103	362
Operating lease liabilities, non-current	102	164
Total liabilities	4,108	7,714

Commitments and contingencies (Note 13)

Stockholders’ equity
Series C Preferred Stock, $0.0001 par value, 5,000 shares authorized, 895 and 3,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	895	2,980
Common stock, $0.0001 par value, 400,000,000 shares authorized, 763,230 and 106,157 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1

Additional paid-in capital	200,788	175,766
Accumulated deficit	(183,655)	(175,622)

Total stockholders’ equity	18,029	3,125

Total liabilities and stockholders’ equity	$22,137	$10,839

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$128	$29	$172	$34

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	54	5	90	7
Depreciation and amortization	273	564	798	1,730
General and administrative	2,113	2,850	7,218	9,080
Total costs and expenses	2,440	3,419	8,106	10,817

Operating loss from continuing operations	(2,312)	(3,390)	(7,934)	(10,783)

Other income (expense)
Interest income	193	-	361	-
Unrealized gain on short-term investments	109	-	109	-
Interest expense	(1)	(219)	(236)	(989)
Financing costs	-	-	(90)	(1,239)
Other income, net	46	64	648	844
Change in fair value of derivative liability	-	4	1	210
Total other income (expense), net	347	(151)	793	(1,174)

Net loss from continuing operations	(1,965)	(3,541)	(7,141)	(11,957)

Loss from discontinued operations, net of tax	-	(168)	-	(7,122)

Net loss	(1,965)	(3,709)	(7,141)	(19,079)

Series C Preferred Stock dividend payable	(99)	-	(240)	-
Deemed dividend due to redemption of Series C Preferred Stock	(652)		(652)
Deemed dividend due to warrant reset	-	-	-	(164)

Net loss to common stockholders	$(2,716)	$(3,709)	$(8,033)	$(19,243)
Loss per share from continuing operations - basic and diluted	$(3.82)	$(130.64)	$(17.16)	$(516.80)
Loss per share from discontinued operations - basic and diluted	$0.00	$(6.20)	$0.00	$(303.66)
Weighted average number of common shares outstanding - basic and diluted	710,106	27,104	468,252	23,454

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2024

	Preferred Stock				Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	3,000	$2,980	106,157	$1	$175,766	$(175,622)	$3,125
Sale of common stock from public offerings	-	-	415,487	-	18,596	-	18,596
Fair value of vested restricted stock awards, stock options and warrants	-	-	197	-	822	-	822
Fair value of common shares issued as payment on notes payable	-	-	95,573	-	2,867	-	2,867
Series C Preferred Shares redeemed in exchange for common shares	(2,105)	(2,085)	145,816	-	2,737	(652)	-
Series C Preferred Stock dividend payable	-	-	-	-	-	(240)	(240)
Net loss	-	-	-	-	-	(7,141)	(7,141)
Balance at September 30, 2024	895	$895	763,230	$1	$200,788	$(183,655)	$18,029

For the nine months ended September 30, 2023

	Preferred Stock				Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	-	$-	14,590	$1	$158,629	$(153,464)	$5,166

Sale of common stock from public offering	-	-	5,033	-	6,628	-	6,628
Fair value of vested restricted stock awards, stock options and warrants	-	-	1,002	-	1,932	-	1,932
Deemed dividend due to warrant reset	-	-	-	-	164	(164)	-
Issuance of shares for fractional adjustments related to Reverse Stock Split	-	-	156	-	-	-	-
Fair value of common shares issued for services	-	-	641	-	200	-	200
Fair value of common shares issued to settle accrued expenses and litigation	-	-	1,383	-	346	-	346
Fair value of common shares issued as payment on notes payable	-	-	16,539	-	4,092	-	4,092
Net loss	-	-	-	-	-	(19,079)	(19,079)
Balance at September 30, 2023	-	$-	39,344	$1	$171,991	$(172,707)	$(715)

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023

Operating Activities:
Net loss	$(7,141)	$(19,079)
Loss from discontinued operations, net of tax	-	7,122
Adjustments to reconcile net loss used in operating activities, net of discontinued operations:
Depreciation and amortization	798	1,730
Share-based compensation	958	1,985
Amortization of debt discount	99	238
Amortization of debt issuance costs	73	182
Change in fair value of derivative liability	(1)	(210)
Finance costs	90	1,239
Unrealized gain on short-term investments	(109)	-
Gain on lease termination	-	(263)
Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other current assets	(39)	52
Operating lease right-of-use assets	46	170
Other assets	-	13
ERC receivable	(735)	-
Accounts payable, accrued expenses, and accrued interest	(887)	265
Operating lease liabilities	(53)	(63)
Net cash used in operating activities attributable to continuing operations	(6,901)	(6,619)
Net cash used in operating activities attributable to discontinued operations	-	(1,855)

Investing Activities:
Capitalized software development costs	-	(239)
Purchases of short-term investments	(5,103)	-
Proceeds from sales of short-term investments	135	-
Purchases of property and equipment	(182)	(22)
Purchases of intangible assets	(84)	(14)
Net cash used in investing activities attributable to continuing operations	(5,234)	(275)
Net cash provided by investing activities attributable to discontinued operations	-	4,750

Financing Activities:
Proceeds from sale of common stock offerings	18,596	6,628
Payments for accrued offering costs related to common stock offerings	(105)	-
Payments for accrued offering costs related to preferred stock offering	(180)	-
Payment of convertible note payable – related party	-	(40)
Payment of notes payable	(14)	(383)
Payment of convertible notes payable	-	(1,350)
Net cash provided by financing activities attributable to continuing operations	18,297	4,855
Net cash used in financing activities attributable to discontinued operations	-	(2,367)

Net change in cash	6,162	(1,511)

Cash - beginning of period	4,353	2,429
Cash - end of period	$10,515	$918

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Our business is currently comprised of three distinct, yet complimentary business units, all three of which are currently operating and generating revenue, and one of which is currently operating in “stealth mode” as we continue to refine the user experience for that business unit as we continue to ramp sales. The first business unit is MARKET.live focused on interactive video-based social commerce. Our MARKET.live platform is a multi-vendor, livestream social shopping destination leveraging the convergence of ecommerce and entertainment. Brands, retailers and creators that join MARKET.live have the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, YouTube, LinkedIn, Facebook, Instagram, Twitch, as well as on MARKET.live, reaching exponentially larger audiences. The Company’s recent technological integrations with META, created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram. We recently announced a technology integration with Pinterest and we will continue to expand the universe of social platforms our clients can access through our platform.

Last year we completed development work on a new MARKET.live capability that facilitated a deeper integration into the TikTok Shop social media platform, designed to expose MARKET.live shoppable programming to tens of millions of potential viewers/purchasers. This capability allows shoppers watching a MARKET.live stream on TikTok to stay on that site and check out through that site, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase on MARKET.live. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Earlier this year, we announced an expanded strategic relationship with TikTok evidenced by a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to MARKET.live for a menu of MARKET.live contract-based recurring fee revenue services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, full creative services including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. The same services are currently provided to consumer brands that contact us directly or through several brand agencies with which we maintain affiliate relationships.

The second business unit is GO FUND YOURSELF!, a revolutionary interactive social crowd funding platform for public and private companies seeking broad-based exposure across numerous social media channels for their crowd-funded Regulation CF and Regulation A offerings. The platform combines a ground-breaking interactive TV show with MARKET.live’s back-end capabilities allowing viewers to tap on their screen to facilitate an investment, in real time, as they watch companies presenting before the show’s panel of “Titans”. Presenting companies that sell consumer products are able to offer their products directly to viewers during the show in real time through shoppable onscreen icons. The Go Fund Yourself business unit generates revenue from cash fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold.

Historically, and continuing up through June 13, 2023, the Company was a Software-as-a-Service (“SaaS”) applications platform developer that offered a SaaS platform for the direct sales industry comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis, (the “SaaS Assets”).

On June 13, 2023, the Company disposed of all of its operating SaaS Assets pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction (the “Sale of the SaaS Assets”). Additional payments of $1,750 will be paid to us by the buyer if certain profitability and revenue targets are met within the two-year period following the closing as set forth more particularly in the asset purchase agreement. The sale of the SaaS Assets was undertaken to allow us to focus our resources on MARKET.live, and the business verticals that platform could support. We expect our burgeoning MARKET.live business unit will, over time, create greater shareholder value than we could have been created through the continued operation of our SaaS Assets.

As of September 30, 2024, the Company had cash of $10,515 and short-term investments of $5,077.

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

On October 8, 2024, we implemented a 1-for-200 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). Our Common Stock commenced trading on a post Reverse Stock Split basis on October 9, 2024. As a result of the Reverse Stock Split, every two hundred (200) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of two hundred and the exercise price of such securities increased by a factor of two hundred, as of October 8, 2024. All historical share and per-share amounts reflected throughout our condensed consolidated financial statements and other financial information in this Quarterly Report have been adjusted to reflect the Reverse Stock Split. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

As discussed above, among the terms of the Sale of the SaaS Assets was that additional payments of $1,750 will be paid to us by the buyer if certain profitability and revenue targets are met within the two-year period following the closing. The contingent payments were not recorded at the closing date of the sale and will be recognized as the cash is received and the contingency resolved pursuant to ASC 450-30.

Accordingly, the Company’s consolidated financial statements are being presented pursuant to ASC 360-10-45-9 which requires that a disposal group be classified as held for sale in the period in which all of the held for sale criteria are met. In addition to held for sale accounting, the Company had also met the criterion pursuant to ASC 205-20, Discontinued Operations, as a strategic shift from operating and managing a SaaS business to operating and managing a live streaming shopping platform has occurred because of the sale. The Company’s consolidated results of operations and statements of cash flows have been reclassified to reflect the presentation of discontinued operations. See Note 6 for details of the assets and liabilities related to the SaaS sale and discontinued operations.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Acquisition Co., LLC , and verbMarketplace, LLC. All intercompany accounts have been eliminated in the consolidation.

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

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s condensed consolidated balance sheet at September 30, 2024. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

The Company’s investments in trading securities are classified as current based on the intent of management, the nature of the investments and their availability for use in current operations. See Note 3 – Investments and Fair Value Measurements for further details of the Company’s investments at September 30, 2024.

Segment Information

Effective July 1, 2024, the Company operates as two reportable segments, MARKET.live and Go Fund Yourself. We identify our segments in accordance with ASC 280, Segment Reporting, and in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance. See Note 14 for disclosures of Segment Information.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue through June 13, 2023 was derived primarily from providing application services through the SaaS application, digital marketing and sales support services. During that period, the Company also derived revenue from the sale of customized print products and training materials, branded apparel, and digital tools, as demanded by its customers. As a result of the sale of the SaaS business, revenue that was recorded historically from the SaaS business has been reclassified as part of discontinued operations. See Note 6 for revenue disclosures related to the SaaS business.

MARKET.live revenue is derived from contract-based recurring fee revenue services that include, among other things, assistance in onboarding clients to TikTok Shop and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, full creative services including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. Clients are referred to us through our existing partnership with TikTok Shop as well as from several brand agencies with which we maintain affiliate relationships.

GO FUND YOURSELF! derives revenue from cash fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold.

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

Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three and nine months ended September 30, 2024 and 2023, were substantially all generated from clients and customers located within the United States of America.

Cost of Revenue

Cost of revenue primarily consists of processing fees and independent contractors associated with the MARKET.live platform and independent contractors for shows related to Go Fund Yourself.

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

Due to changes in management’s assessment of its capitalized software development asset, the Company revised the asset’s remaining useful life effective January 1, 2024 and will amortize the asset on a straight-line basis over a period of four years. Software maintenance activities or minor upgrades are recorded as expense in the period performed.

Amortization expense related to capitalized software development costs is recorded in depreciation and amortization in the condensed consolidated statements of operations.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as part of stockholders’ equity. Accordingly, the Series C Preferred Stock offering on December 29, 2023 is classified as part of stockholders’ equity as of September 30, 2024 and December 31, 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying amount of notes payable approximates the fair value due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities, see Note 3 for Investments and Fair Value Measurements and Note 8 for Derivative Liability.

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

As of September 30, 2024, and 2023, the Company had total outstanding options of 9,038 and 10,284, respectively, and warrants of 3,545 and 4,598, respectively, and outstanding restricted stock awards of 556 and 778, respectively, and convertible notes issued to a related party that were convertible into 0 and 106 shares at $8,240.00 per share, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

At the close of business on April 5, 2024, the Company’s unexercised publicly traded warrants under the symbol VERBW expired pursuant to their original terms and as such Nasdaq suspended trading the 879 remaining warrants and the trading symbol VERBW was delisted from Nasdaq.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues	Two customers accounted for 41% of revenues	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor accounted for 18% of its purchases individually and in the aggregate	One vendor accounted for 28% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$242
Cash paid for income taxes	$1	$2

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Fair value of common shares issued as payment on notes payable	$2,777	$4,092
Fair value of common shares issued to redeem Series C preferred shares	2,737	-
Fair value of common shares issued to settle accrued expenses	-	346
Derecognition of operating lease right-of-use assets	-	1,186
Derecognition of operating lease liabilities	-	1,870
Derecognition of other assets and liabilities related to lease termination	-	421
Recognition of operating lease right-of-use asset and related lease liability	-	245
Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Discount recognized from advances on future receipts	$-	$558

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

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company invests its surplus funds in excess of operational and capital requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns while maintaining a high degree of liquidity.

A summary of our short-term investments as of September 30, 2024 and December 31, 2023, are as follows (in thousands):

	September 30, 2024	December 31, 2023

U.S. treasury securities	$3,873	$-
Marketable debt securities	1,204	-
Short-term investments	$5,077	$-

Marketable securities

Marketable securities as of September 30, 2024 consisted of the following:

(in thousands)	Cost of Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable debt securities
U.S. treasury securities	$3,789	$84	$-	$3,873
Corporate bonds	1,179	25	-	1,204
Total marketable debt securities	$4,968	$109	$-	$5,077

Fair Value Measurements

Our financial instruments include cash, prepaid expenses, accounts payable, and accrued liabilities. The fair value of cash, prepaid expenses, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature, which are all considered Level 1. The fair value of long-term debt approximates its carrying value.

Our financial instruments measured at fair value on a recurring basis consisted of U.S. treasury securities, corporate bonds and derivatives (see Note 8). U.S. treasury securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. Corporate bonds are valued based on quoted prices in markets that are less active and are generally classified within Level 2 of the fair value hierarchy. We did not hold Level 1 or Level 2 financial instruments as of December 31, 2023.

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of September 30, 2024, and December 31, 2023.

Financial instruments measured at fair value on a recurring basis as of September 30, 2024 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable debt securities
U.S. treasury securities	$3,873	$-	$-	$3,873
Corporate bonds	-	1,204	-	1,204
Total marketable debt securities	$3,873	$1,204	$-	$5,077

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 of internal and external development costs as of September 30, 2024 and December 31, 2023, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the three and nine months ended September 30, 2024 and 2023, the Company amortized $249 and $538, respectively and $748 and $1,615, respectively.

Capitalized software development costs, net consisted of the following:

	September 30, 2024	December 31, 2023

Beginning balance	$3,990	$6,176

Additions	-	23
Amortization	(748)	(2,209)
Ending balance	$3,242	$3,990

The expected future amortization expense for capitalized software development costs as of September 30, 2024, is as follows:

Year ending	Amortization
2024 remaining	$250
2025	998
2026	997
2027	997
2028 and thereafter	-
Total amortization	$3,242

5. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30,
	2024	2023
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$102	$227

Other information
Cash paid for amounts included in the measurement of lease liabilities	$68	$121
Weighted average remaining lease term – operating leases (in years)	2.00	3.00
Weighted average discount rate – operating leases	9.0%	9.0%

	September 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$172	$218

Short-term operating lease liabilities	$75	$67
Long-term operating lease liabilities	102	164
Total operating lease liabilities	$177	$231

Year ending	Operating Leases
2024 remaining	$24
2025	96
2026	75
2027	-
2028 and thereafter	-
Total lease payments	195
Less: Imputed interest/present value discount	(18)
Present value of lease liabilities	$177

6. DISCONTINUED OPERATIONS

On June 13, 2023, the Company entered into a definitive agreement to sell all of its SaaS operating assets and liabilities for $6,500, including $4,750 of cash due upon closing. The operations of the SaaS business have been presented within discontinued operations. Upon completion of the sale of assets, in which the buyer assumed all liabilities related to the SaaS business, the Company recorded an impairment of $5,441 within loss from discontinued operations as the carrying amount of the net assets exceeded the sale price, less selling costs.

The following information presents the net revenues and net loss of the SaaS business for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

Net revenues	$-	$-

Net loss	$-	$(168)

	Nine Months Ended September 30,
	2024	2023

Net revenues	$-	$3,814

Net loss	$-	$(7,122)

7. NOTES PAYABLE

The Company has the following outstanding notes payable as of September 30, 2024 and December 31, 2023:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2024	Balance at December 31, 2023
Note payable (A)	May 15, 2020	May 15, 2050	3.75%	$150	$123	$137
Promissory note payable (B)	November 7, 2022	May 7, 2024	9.0%	5,470	-	1,179
Promissory note payable (C)	October 11, 2023	April 11, 2025	9.0%	1,005	-	1,005
Debt discount					-	(99)
Debt issuance costs					-	(73)
Total notes payable					123	2,149
Non-current					(103)	(362)
Current					$20	$1,787

(A)	On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Installment payments, including principal and interest, began on October 26, 2022. As of September 30, 2024 and December 31, 2023, the outstanding principal and accrued interest balance due under the note was $123 and $137, respectively.

(B)	On November 7, 2022, the Company entered into a note purchase agreement (the “November Note Purchase Agreement”) and promissory note with an institutional investor (the “November Note Holder”) providing for the sale and issuance of an unsecured, non-convertible promissory note in the original principal amount of $5,470, which has an original issue discount of $470, resulting in gross proceeds to the Company of approximately $5,000 (the “November Note,” and such financing, the “November Note Offering”). The November Note matures eighteen months following the date of issuance. Commencing six months from the date of issuance, the Company is required to make monthly cash redemption payments in an amount not to exceed $600. The November Note may be repaid in whole or in part prior to the maturity date for a 10% premium. The November Note requires the Company to use up to 20% of the gross proceeds raised from future equity or debt financings, or the sale of any subsidiary or material asset, to prepay the November Note, subject to a $2,000 cap on the aggregate prepayment amount. Until all obligations under the November Note have been paid in full, the Company is not permitted to grant a security interest in any of its assets, or to issue securities convertible into shares of common stock, subject in each case to certain exceptions. verbMarketplace, LLC entered into a guaranty, dated November 7, 2022, in connection with the November Note Offering, pursuant to which it guaranteed the obligations of the Company under the November Note in exchange for receiving a portion of the loan proceeds.

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 were being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2023, the amount of unamortized debt discount and debt issuance costs was $99 and $73, respectively. During the nine months ended September 30, 2024, the Company amortized the remaining amount of $99 of debt discount and $73 of debt issuance costs.

During the nine months ended September 30, 2024, the Company issued 57,422 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,720 on the outstanding balance of the November Notes. The shares issued for the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. As a result, there was no gain or loss on the transaction.

On March 18, 2024, the Company paid the November Notes in full.

(C)

On October 11, 2023, the Company entered into a note purchase agreement with an institutional investor pursuant to which the investor purchased the Note in the aggregate principal amount of $1,005. The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance.

During the nine months ended September 30, 2024, the Company issued 38,151 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note. The shares issued under the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. The shares issued for the final share exchange agreement on May 3, 2024 were valued at a 10% discount resulting in a loss on this particular transaction of $90. This amount has been recorded as a finance cost in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2024.

On May 3, 2024, the Note was repaid in full.

The following table provides a breakdown of interest expense:

	Three Months Ended September 30,
	2024	2023

Interest expense – amortization of debt discount	$-	$75
Interest expense – amortization of debt issuance costs	-	55
Interest expense – other	1	89

Total interest expense	$1	$219

Total interest expense for notes payable to related parties was $0 and $23 for the three months ended September 30, 2024 and 2023, respectively. The Company paid $0 and $8 in interest to related parties for the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,
	2024	2023

Interest expense – amortization of debt discount	$99	$238
Interest expense – amortization of debt issuance costs	73	182
Interest expense	64	569

Total interest expense	$236	$989

Total interest expense for notes payable to related parties was $0 and $69 for the nine months ended September 30, 2024 and 2023, respectively. The Company paid $0 and $8 in interest to related parties for the nine months ended September 30, 2024 and 2023, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following average assumptions:

	September 30, 2024	December 31, 2023
Stock Price	$9.60	$34.00
Exercise Price	$1,600.00	$1,600.00
Expected Life	0.39	1.08
Volatility	106%	202%
Dividend Yield	0%	0%
Risk-Free Interest Rate	4.65%	4.79%
Total Fair Value	$-	$1

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

During the nine months ended September 30, 2024 and 2023, the Company recorded income of $1 and $210, respectively, to account for the changes in the fair value of these derivative liabilities during the period. At September 30, 2024, the fair value of the derivative liability was $0.

9. CAPITAL STOCK

Common Stock

The Company’s common stock activity for the nine months ended September 30, 2024 is as follows:

Shares Issued as Part of ATM Offerings

During December 2023, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant Sales Agreement”) to sell shares of its common stock pursuant to a prospectus supplement to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the nine months ended September 30, 2024, the Company has issued 278,501 shares of the Company’s common stock pursuant to the Ascendiant Sales Agreement and received net proceeds of $12,130, net of offering costs of $136.

Regulation A Public Offering

During the nine months ended September 30, 2024, the Company issued 136,986 shares of its common stock and received net proceeds of $6,466, net of offering costs of $109, resulting from a Form 1-A public offering of its common stock pursuant to Regulation A.

The shares that were offered and sold at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

The Company filed a second Form 1-A on May 30, 2024, which was qualified on June 11, 2024. The Company did not sell any securities pursuant to the second Form 1-A. The second Form 1-A was withdrawn on September 3, 2024.

Shares Issued as Payment on Notes Payable

During the nine months ended September 30, 2024, the Company issued 57,422 shares of its common stock to Streeterville in exchange for a reduction of $1,720 on the outstanding balance of the November Notes.

During the nine months ended September 30, 2024, the Company issued 38,151 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note.

Shares Issued for Services

During the nine months ended September 30, 2024, the Company issued 23 shares of common stock to its CEO, Rory Cutaia, associated with the vesting of Restricted Stock Units.

During the nine months ended September 30, 2024, the Company issued 171 shares of common stock to its Interim Chief Financial Officer associated with the vesting of Restricted Stock Units.

Series C Preferred Shares Redeemed in Exchange for Common Shares

During the nine months ended September 30, 2024, the Company redeemed 2,105 Series C Preferred Shares in exchange for 145,816 common shares in order to reduce the amount of dividend to be accrued. The Company recorded a deemed dividend of $652 to Series C Preferred Shareholders during the nine months ended September 30, 2024.

See Note 15 – Subsequent Events.

Preferred Stock

The Company’s preferred stock activity for the nine months ended September 30, 2024 was as follows:

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

During the nine months ended September 30, 2024, the Company redeemed 2,105 Series C Preferred Shares in exchange for 145,816 common shares in order to reduce the amount of dividend to be accrued. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company. The Company recorded a deemed dividend of $652 to Series C Preferred Shareholders to account for the difference between the initial investment of $1,000 per Series C Preferred Share and the Stated Value of $1,300 per Series C Preferred Share, the Redemption Price.

During the nine months ended September 30, 2024, the Company accrued $240 in preferred stock dividend payable.

See Note 15 – Subsequent Events.

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the nine months ended September 30, 2024 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2024	767	$1,176.00
Granted	-	-
Vested/deemed vested	(197)	1,499.74
Forfeited	(14)	8,480.00
Non-vested at September 30, 2024	556	$867.17

The total fair value of restricted stock units that vested or deemed vested during the nine months ended September 30, 2024 was $295. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three and nine months ended September 30, 2024 amounted to $84 and $293, respectively. As of September 30, 2024, the amount of unvested compensation related to issuances of restricted stock units was $292 which will be recognized as an expense in future periods as the shares vest.

11. STOCK OPTIONS

A summary of option activity for the nine months ended September 30, 2024 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2024	10,435	$240.14	4.60	$-
Granted	-	-	-	-
Forfeited	(1,397)	306.75	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2024	9,038	$229.83	3.85	$-

Vested September 30, 2024	4,900	$243.74	3.85	$-

Exercisable at September 30, 2024	4,900	$243.74	3.85	$-

At September 30, 2024, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three and nine months ended September 30, 2024 amounted to $100 and $529. As of September 30, 2024, the total unrecognized share-based compensation expense was $904, which is expected to be recognized as part of operating expense through September 2027.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.62%	4.29%
Average expected term	5 years	5 years
Expected volatility	139.2%	136.2%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

The Company has the following warrants outstanding as of September 30, 2024, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2024	4,598	$6,752.00	3.10	$-
Granted	-	-	-	-
Forfeited	(1,053)	24,098.44	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2024, all vested	3,545	$1,769.64	3.18	$-

At September 30, 2024 the intrinsic value of the outstanding warrants was $0.

On January 24, 2023, the Company entered into an underwriting agreement with Aegis relating to the January 2023 offering, issuance and sale of 4,506 shares of the Company’s common stock at a public offering price of $1,600.00 per share. As a result of this transaction, certain warrants which previously had an exercise price of $2,720.00 per share, had the exercise price reduced to $1,600.00 per share, which resulted in the Company recognizing a deemed dividend of $164.

At the close of business on April 5, 2024, the Company’s unexercised publicly traded warrants under the symbol VERBW expired pursuant to their original terms and as such Nasdaq suspended trading the 879 remaining warrants and the trading symbol VERBW was delisted from Nasdaq.

13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel only approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. As of this date, the appeal has yet to be heard. In the interim, the Company bonded the judgement preventing any enforcement or collection of the judgement while the appeal is pending. The Company has accrued the liability at September 30, 2024 and believes the accrual is adequate pending the outcome of the appeal process.

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

Total board fees expensed during the nine months ended September 30, 2024 was $501.

14. SEGMENT REPORTING

The Company currently operates two reportable segments, MARKET.live and Go Fund Yourself. The Company also operates a third business unit, currently operating in stealth mode, which for the period ending September 30, 2024, the Company does not deem to be a reportable segment.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses (in thousands):

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Reportable Segments				Reportable Segments
(in thousands)	MARKET.live	Go Fund Yourself	Corporate	Consolidated	MARKET.live	Go Fund Yourself	Corporate	Consolidated

Revenues	$103	$25	$-	$128	$29	$-	$-	$29

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	35	19	-	54	5	-	-	5
Depreciation and amortization	250	3	20	273	539	-	25	564
General and administrative	847	204	1,062	2,113	636	-	2,214	2,850

Total costs and expenses	1,132	226	1,082	2,440	1,180	-	2,239	3,419
Operating loss	$(1,029)	$(201)	$(1,082)	$(2,312)	$(1,151)	$-	$(2,239)	$(3,390)

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
	Reportable Segments				Reportable Segments
(in thousands)	MARKET.live	Go Fund Yourself	Corporate	Consolidated	MARKET.live	Go Fund Yourself	Corporate	Consolidated

Revenues	$147	$25	$-	$172	$34	$-	$-	$34

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	71	19	-	90	7	-	-	7
Depreciation and amortization	749	3	46	798	1,616	-	114	1,730
General and administrative	2,865	222	4,131	7,218	1,963	-	7,117	9,080

Total costs and expenses	3,685	244	4,177	8,106	3,586	-	7,231	10,817
Operating loss	$(3,538)	$(219)	$(4,177)	$(7,934)	$(3,552)	$-	$(7,231)	$(10,783)

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 5, 2024, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Series C Preferred Shares Redeemed in Exchange for Common Shares

On December 29, 2023, the Company issued 3,000 Series C Preferred Shares to an institutional investor pursuant to a securities purchase agreement and certificate of designation previously filed. The Series C Preferred Shares carried a 10% annual dividend.

Subsequent to September 30, 2024, the Company redeemed 895 Series C Preferred Shares in exchange for 196,856 common shares to fully redeem the Series C Preferred Shares that were outstanding. On October 14, 2024, the Company redeemed 187 Series C Preferred Shares in exchange for 32,913 common shares to fully repay the amount accrued for preferred dividends. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company.

Nasdaq Compliance and Reverse Stock Split

On August 2, 2024, the Company filed a preliminary proxy statement on Schedule 14A in connection with the Company’s annual meeting of stockholders scheduled for September 26, 2024 (the “September 26, 2024 annual meeting”). On August 6, 2024, the Company filed an amended proxy statement on Schedule PRER14A indicating that in the event the Company does not regain compliance with the Bid Price Rule on or before September 26, 2024, then at the annual meeting, the Company intends to seek the approval of its stockholders to implement a reverse stock split in the range within a range of one-for-five (1-for-5) to a maximum of a one-for-two hundred (1-for-200).

On August 6, 2024, the Company received notice from the Staff indicating that the bid price for the Company’s common stock had closed below $0.10 per share for the 10-consecutive trading day period ended August 5, 2024 and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stock Rule”) and its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

On August 12, 2024, the Company timely requested a hearing before the Panel, which request automatically stayed any further action by Nasdaq until the hearing was held and the expiration of any extension period that may have been granted by the Panel. The Company’s common stock continued to trade on Nasdaq under the symbol “VERB” pending completion of the hearing process.

On August 28, 2024, the Panel determined to grant the Company a temporary exception until October 21, 2024, to effect a reverse stock split of its common stock and thereafter regain compliance with The Nasdaq Stock Market LLC’s Listing Rule 5550(a)(2). On October 2, 2024, the Panel amended the exception granted to the Company to provide that the Company has until October 22, 2024, to effect a reverse stock split to regain compliance with Nasdaq Listing Rule 5550(a)(2).

At the September 26, 2024 annual meeting, the Company’s stockholders voted to approve a reverse stock split within a range of one-for-five (1-for-5) to a maximum of a one-for-two hundred (1-for-200). Given the then price of the Company’s shares and the limited time frames established by the Panel, on October 8, 2024 the Board implemented a 1 for 200 reverse stock split (the “Reverse Stock Split”) and on October 9, 2034 the Company’s shares began trading on post-split basis.

On October 23, 2024, after the elapse of ten trading days, the Company received a letter from the Nasdaq Stock Market stating that the Company had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Stock Market, as set forth in Nasdaq Listing Rule 5550(a)(2). As is customary, the Company will be subject to a mandatory panel monitor for a period of one year from October 23, 2024. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds the Company is again out of compliance with the minimum bid price requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), then the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Nasdaq Panel or a newly convened hearing panel if the initial Panel is unavailable.

Corporate Action, Change of Control, and Extraordinary Performance Agreements

As of the date of this Form 10-Q, the Company’s shares have traded and are continuing to trade at a price that results in a market cap that is significantly less than the Company’s current net cash position. Accordingly, the Company’s Board of Directors has determined that the Company is vulnerable to hostile takeover action and that any such action at this time is not in the best interests of its stockholders. The Company does not currently have any poison pill type provisions and due to previous reverse stock splits and other capital markets activities, the Company’s management and board members currently own an insignificant number of shares and as such would be ineffective in voting such shares to thwart any hostile takeover actions. Until such time as the Board determines whether it is necessary or advisable to adopt a poison pill provision or other anti-takeover measure, on October 31, 2024 the Board determined to approve the entry into Corporate Action, Change of Control, and Extraordinary Performance Agreements (the “Agreement”) with Rory J. Cutaia, Founder, Chairman and CEO of the Company, and James Geiskopf, Lead Director, (the “Awardees”) pursuant to which the Company will issue fully vested restricted stock units (“RSU”) subject to certain triggering events (the “Triggering Events”), as described below. Each RSU represents the right to be issued one share of common stock (the shares upon vesting, are subject to the restrictions as set forth in the Agreement, under the Company’s 2019 Omnibus Incentive Plan, or the RSU award agreement).

The Triggering Events include, among other things, the following:

1.	Acceleration Upon a Corporate Transaction or Change of Control

a.

“Corporate Transaction” means any person or Group (as defined in the Agreement) acquires an ownership of Shares (or other voting securities of the Company then outstanding) of the Company possessing thirteen percent (13%) or more of the total voting power of the Shares (or other voting securities then outstanding) of the Company where such person or Group is required to file a Schedule 13D (Beneficial Ownership Report (for >5% ownership with intent to influence)) with the U.S. Securities and Exchange Commission within 10 days of such acquisition. In the event of either a Corporate Transaction or a Change of Control, on or prior to December 31, 2025, the Awardee shall be entitled to fully vested 80,000 Restricted Stock Units for each Measurement Date (as defined in the Agreement) that cannot be reached due to the Change of Control. For example, for clarity, if the Corporate Transaction or Change of Control closes on July 15, 2025, then the Awardee shall be entitled to 160,000 Restricted Stock Units (2 Measurement Dates x 80,000). Such accelerated Restricted Stock Units shall be fully vested to the Awardee and the Company shall grant and deliver the accelerated Restricted Stock Units Awards to Awardee on or prior to such closing of the Corporate Transaction or Change of Control.

b.	“Change of Control” means and includes each of the following:

i.	any one person, or group of owners of another corporation who, acting together through a merger, consolidation, purchase, acquisition of stock or the like (a “Group”), acquires ownership of Shares of the Company that, together with the Shares held by such person or Group, constitutes more than fifty percent (50%) of the total fair market value or total voting power of the Shares of the Company (or other voting securities of the Company then outstanding). However, if such person or Group is considered to own more than fifty percent (50%) of the total fair market value or total voting power of the Shares (or other voting securities of the Company then outstanding) before this transfer of the Company’s Shares (or other voting securities of the Company then outstanding), the acquisition of additional Shares (or other voting securities of the Company then outstanding) by the same person or Group shall not be considered to cause a Change of Control of the Company; or
ii.	any one person or Group acquires (or has acquired during the twelve (12)-month period ending on the date of the most recent acquisition by such person or persons) ownership of Shares (or other voting securities of the Company then outstanding) of the Company possessing thirty percent (30%) or more of the total voting power of the Shares (or other voting securities then outstanding) of the Company where such person or Group is not merely acquiring additional control of the Company; or
iii.	a majority of members of the Company’s Board is replaced during any twelve (12)-month period by directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board prior to the date of the appointment or election (the “Incumbent Board”), but excluding, for purposes of determining whether a majority of the Incumbent Board has endorsed any candidate for election to the Board, any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person or Group other than the Company’s Board; or
iv.	any one person or Group acquires (or has acquired during the twelve (12)-month period ending on the date of the most recent acquisition by such person or Group) all or substantially all of the assets from the Company that have a total gross fair market value equal to or more than forty percent (40%) of the total fair market value of all assets of the Company immediately prior to such acquisition or acquisitions. For this purpose, “gross fair market value” means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

The Triggering Events also include partial issuances of RSU’s to the Awardees through the achievement of extraordinary performance-based quarterly revenue milestones as determined by the Board (the “Revenue Milestones”), and as measured on specific dates, each a “Measurement Date” defined as December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, and the Awardees providing continuous services through the achievement of such milestones. Pursuant to the Agreement, each Awardee may be entitled to receive between 40,000 and 80,000 RSU’s upon achieving the following Revenue Milestones (i) between $500,000 and $900,000 as of December 31, 2024, (ii) between $1.1M and $1.5M as of March 31, 2025, (iii) between $1.7M and $2.1M as of June 30, 2025, (iv) between $2.3M and $2.7M as of September 30, 2025, and (v) $2.9M and $3.3M as of December 31, 2025. The achievement of each of the applicable quarterly Revenue Milestones on each Measurement Date will be reasonably determined by the Company’s Board of Directors.

The foregoing description of the above Agreement is qualified in its entirety by reference to the Agreement, copies of which are attached hereto as Exhibit 10.1 and Exhibit 10.2 and incorporated herein by reference.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three- and nine-month periods ended September 30, 2024 and 2023 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis, unless otherwise specified.

Overview

Our business is currently comprised of three distinct, yet complimentary business units, all three of which are currently operating and generating revenue, and one of which is currently operating in “stealth mode” as we continue to refine the user experience for that business unit as we continue to ramp sales. The first business unit is MARKET.live focused on interactive video-based social commerce. Our MARKET.live platform is a multi-vendor, livestream social shopping destination leveraging the convergence of ecommerce and entertainment. Brands, retailers and creators that join MARKET.live have the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, YouTube, LinkedIn, Facebook, Instagram, Twitch, as well as on MARKET.live, reaching exponentially larger audiences. The Company’s recent technological integrations with META, created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram. We recently announced a technology integration with Pinterest and we will continue to expand the universe of social platforms our clients can access through our platform.

Last year we completed development work on a new MARKET.live capability that facilitated a deeper integration into the TikTok Shop social media platform, designed to expose MARKET.live shoppable programming to tens of millions of potential viewers/purchasers. This capability allows shoppers watching a MARKET.live stream on TikTok to stay on that site and check out through that site, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase on MARKET.live. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Earlier this year, we announced an expanded strategic relationship with TikTok evidenced by a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP) . Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to MARKET.live for a menu of MARKET.live contract-based recurring fee revenue services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, full creative services including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. The same services are currently provided to consumer brands that contact us directly or through several brand agencies with which we maintain affiliate relationships.

The second business unit is GO FUND YOURSELF!, a revolutionary interactive social crowd funding platform for public and private companies seeking broad-based exposure across numerous social media channels for their crowd-funded Regulation CF and Regulation A offerings. The platform combines a ground-breaking interactive TV show with MARKET.live’s back-end capabilities allowing viewers to tap on their screen to facilitate an investment, in real time, as they watch companies presenting before the show’s panel of “Titans”. Presenting companies that sell consumer products are able to offer their products directly to viewers during the show in real time through shoppable onscreen icons. The Go Fund Yourself business unit generates revenue from cash fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold.

Historically, and continuing up through June 13, 2023, we were a Software-as-a-Service (“SaaS”) applications platform developer that offered a SaaS platform for the direct sales industry comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis, (the “SaaS Assets”).

On June 13, 2023, the Company disposed of all of its operating SaaS Assets pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction (the “Sale of the SaaS Assets”). Additional payments of $1,750 will be paid by the buyer if certain profitability and revenue targets are met within the two-year period following the closing as set forth more particularly in the asset purchase agreement. The sale of the SaaS Assets was undertaken to allow us to focus our resources on MARKET.live, and the business verticals that platform could support. We expect our burgeoning MARKET.live business unit will, over time, create greater shareholder value than we could have been created through the continued operation of our SaaS Assets.

As of September 30, 2024, the Company had cash of $10,515 and short-term investments of $5,077.

Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services. The Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three and nine months ended September 30, 2024 and 2023, were substantially all generated from clients and customers located within the United States of America.

Results of Operations

For the Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

The following is a comparison of our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change

Revenue	$128	$29	$99

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	54	5	49
Depreciation and amortization	273	564	(291)
General and administrative	2,113	2,850	(737)
Total costs and expenses	2,440	3,419	(979)

Operating loss from continuing operations	(2,312)	(3,390)	1,078

Other income (expense), net
Interest income	193	-	193
Unrealized gain on short-term investments	109	-	109
Interest expense	(1)	(219)	218
Financing costs	-	-	-
Other income, net	46	64	(18)
Change in fair value of derivative liability	-	4	(4)
Total other income (expense), net	347	(151)	498

Net loss from continuing operations	$(1,965)	$(3,541)	$1,576

Revenue

Revenue was $128 for the three months ended September 30, 2024, as compared to $29 for the three months ended September 30, 2023. The revenue of $99, representing an increase of 341% over the same period last year is primarily attributable to revenue received through the Company’s partnership with TikTok and the TikTok related and other services packages within the Company’s MARKET.live business unit, and from the Company’s Go Fund Yourself business unit.

Operating Expenses

Depreciation and amortization expenses were $273 for the three months ended September 30, 2024, as compared to $564 for the three months ended September 30, 2023. The decrease is due to a revision in the amortization of software development costs resulting from extending the life of the asset on January 1, 2024.

General and administrative expenses including stock compensation expense were $2,113 for the three months ended September 30, 2024, as compared to $2,850 for the three months ended September 30, 2023. The decrease of $737 or 26%, in general and administrative expenses including stock compensation expense is primarily due to a decrease in stock compensation expense and legal fees.

Other Income, net

Other income, net, for the three months ended September 30, 2024 was $347, which was primarily attributable to interest income.

For the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

The following is a comparison of our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change

Revenue	$172	$34	$138

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	90	7	83
Depreciation and amortization	798	1,730	(932)
General and administrative	7,218	9,080	(1,862)
Total costs and expenses	8,106	10,817	(2,711)

Operating loss from continuing operations	(7,934)	(10,783)	2,849

Other income (expense), net
Interest income	361	-	361
Unrealized gain on short-term investments	109	-	109
Interest expense	(236)	(989)	753
Financing costs	(90)	(1,239)	1,149
Other income, net	648	844	(196)
Change in fair value of derivative liability	1	210	(209)
Total other income (expense), net	793	(1,174)	1,967

Net loss from continuing operations	$(7,141)	$(11,957)	$4,816

Revenue

Revenue was $172 for the nine months ended September 30, 2024, as compared to $34 for the nine months ended September 30, 2023. The revenue of $138, representing an increase of 406%, is primarily attributable to revenue received through the Company’s partnership with TikTok and the TikTok related and other services packages within the Company’s MARKET.live business unit, and from the Company’s Go Fund Yourself business unit.

Operating Expenses

Depreciation and amortization expenses were $798 for the nine months ended September 30, 2024, as compared to $1,730 for the nine months ended September 30, 2023. The decrease is due to a revision in the amortization of software development costs resulting from extending the life of the asset on January 1, 2024.

General and administrative expenses including stock compensation expense were $7,218 for the nine months ended September 30, 2024, as compared to $9,080 for the nine months ended September 30, 2023. The decrease of $1,862 or 21% in general and administrative expenses including stock compensation expense is primarily due to a decrease in stock compensation expense and a decrease in legal fees.

Other Income, net

Other income, net, for the nine months ended September 30, 2024 was $793, which was primarily attributable to other income, net of $648 and interest income, net of $234, both offset by financing costs of $90.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, interest (income) expense, unrealized gain on short-term investments, financing costs, change in fair value of derivative liability, other (income) expense, loss from discontinued operations, net of tax, and other non-recurring charges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net loss	$(1,965)	$(3,709)	$(7,141)	$(19,079)

Adjustments:
Depreciation and amortization	273	564	798	1,730
Share-based compensation	220	583	958	1,985
Other income, net	(46)	(64)	(648)	(844)
Financing costs	-	-	90	1,239
Interest income	(193)	-	(361)	-
Unrealized gain on short-term investments	(109)	-	(109)	-
Interest expense	1	219	236	989
Change in fair value of derivative liability	-	(4)	(1)	(210)
Loss from discontinued operations, net of tax	-	168	-	7,122
Other non-recurring costs (a)	-	400	97	585

Total EBITDA adjustments	146	1,866	1,060	12,596
Modified EBITDA	$(1,819)	$(1,843)	$(6,081)	$(6,483)

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

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had cash of $10.5 million and short-term investments of $5.1 million.

The following is a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities – continuing operations	$(6,901)	$(6,619)
Cash used in operating activities – discontinued operations	-	(1,855)
Cash used in investing activities – continuing operations	(5,234)	(275)
Cash provided by investing activities – discontinued operations	-	4,750
Cash provided by financing activities – continuing operations	18,297	4,855
Cash used in financing activities – discontinued operations	-	(2,367)
Increase (decrease) in cash	$6,162	$(1,511)

Cash Flows – Operating

For the nine months ended September 30, 2024, our cash used in operating activities from continuing operations amounted to $6,901, compared to cash used in operating activities from continuing operations for the nine months ended September 30, 2023 of $6,619.

Cash Flows – Investing

For the nine months ended September 30, 2024, our cash flows used in investing activities amounted to $5,234, primarily due to our purchases of short-term investments.

Cash Flows – Financing

For the nine months ended September 30, 2024, our cash flows provided by financing activities amounted to $18,297, which represented $18,596 of net proceeds from the issuance of shares of our common stock, offset primarily by $180 in offering costs paid in January 2024 related to our preferred stock offering in December 2023 and other offering costs paid of $105 related to our common stock offerings.

Notes Payable

We have the following outstanding note payable as of September 30, 2024 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2024
Note payable (A)	May 15, 2020	May 15, 2050	3.75%	$150	$123
Non-current					(103)
Current					$20

(A)	On May 15, 2020, we executed an unsecured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150. Monthly payments, including principal and interest, began October 26, 2022. As of September 30, 2024, the outstanding balance of the note amounted to $123.

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

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s condensed consolidated balance sheet at September 30, 2024. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s condensed consolidated statements of operations.

The Company’s investments in trading securities are classified as current based on the intent of management, the nature of the investments and their availability for use in current operations.

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

Due to changes in management’s assessment of its capitalized software development asset, the Company revised the asset’s remaining useful life effective January 1, 2024 and will amortize the asset on a straight-line basis over a period of four years. Software maintenance activities or minor upgrades are recorded as expense in the period performed.

Amortization expense related to capitalized software development costs is recorded in depreciation and amortization in the condensed consolidated statements of operations.

Segment Information

Effective July 1, 2024, the Company operates as two reportable segments, MARKET.live and Go Fund Yourself . We identify our segments in accordance with ASC 280, Segment Reporting, and in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance.

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

MARKET.live revenue is derived from contract-based recurring fee revenue services that include, among other  things, assistance in onboarding clients to TikTok Shop and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, full creative services including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. Clients are referred to us through our existing partnership with TikTok Shop as well as from several brand agencies with which we maintain affiliate relationships.

GO FUND YOURSELF! derives revenue from cash fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold.

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

The Company’s revenue is generated primarily from services it provides as referenced above in the Revenue Recognition section. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Corporate Action, Change of Control, and Extraordinary Performance Agreements

As of the date of this Form 10-Q, the Company’s shares have traded and are continuing to trade at a price that results in a market cap that is significantly less than the Company’s current net cash position. Accordingly, the Company’s Board of Directors has determined that the Company is vulnerable to hostile takeover action and that any such action at this time is not in the best interests of its stockholders. The Company does not currently have any poison pill type provisions and due to previous reverse stock splits and other capital markets activities, the Company’s management and board members currently own an insignificant number of shares and as such would be ineffective in voting such shares to thwart any hostile takeover actions. Until such time as the Board determines whether it is necessary or advisable to adopt a poison pill provision or other anti-takeover measure, on October 31, 2024 the Board determined to approve the entry into Corporate Action, Change of Control, and Extraordinary Performance Agreements (the “Agreement”) with Rory J. Cutaia, Founder, Chairman and CEO of the Company, and James Geiskopf, Lead Director, (the “Awardees”) pursuant to which the Company will issue fully vested restricted stock units (“RSU”) subject to certain triggering events (the “Triggering Events”), as described below. Each RSU represents the right to be issued one share of common stock (the shares upon vesting, are subject to the restrictions as set forth in the Agreement, under the Company’s 2019 Omnibus Incentive Plan, or the RSU award agreement).

The Triggering Events include, among other things, the following:

1.	Acceleration Upon a Corporate Transaction or Change of Control

a. “Corporate Transaction” means any person or Group (as defined in the Agreement) acquires an ownership of Shares (or other voting securities of the Company then outstanding) of the Company possessing thirteen percent (13%) or more of the total voting power of the Shares (or other voting securities then outstanding) of the Company where such person or Group is required to file a Schedule 13D (Beneficial Ownership Report (for >5% ownership with intent to influence)) with the U.S. Securities and Exchange Commission within 10 days of such acquisition. In the event of either a Corporate Transaction or a Change of Control, on or prior to December 31, 2025, the Awardee shall be entitled to fully vested 80,000 Restricted Stock Units for each Measurement Date (as defined in the Agreement) that cannot be reached due to the Change of Control. For example, for clarity, if the Corporate Transaction or Change of Control closes on July 15, 2025, then the Awardee shall be entitled to 160,000 Restricted Stock Units (2 Measurement Dates x 80,000). Such accelerated Restricted Stock Units shall be fully vested to the Awardee and the Company shall grant and deliver the accelerated Restricted Stock Units Awards to Awardee on or prior to such closing of the Corporate Transaction or Change of Control.

b. “Change of Control” means and includes each of the following:

i. any one person, or group of owners of another corporation who, acting together through a merger, consolidation, purchase, acquisition of stock or the like (a “Group”), acquires ownership of Shares of the Company that, together with the Shares held by such person or Group, constitutes more than fifty percent (50%) of the total fair market value or total voting power of the Shares of the Company (or other voting securities of the Company then outstanding). However, if such person or Group is considered to own more than fifty percent (50%) of the total fair market value or total voting power of the Shares (or other voting securities of the Company then outstanding) before this transfer of the Company’s Shares (or other voting securities of the Company then outstanding), the acquisition of additional Shares (or other voting securities of the Company then outstanding) by the same person or Group shall not be considered to cause a Change of Control of the Company; or

ii. any one person or Group acquires (or has acquired during the twelve (12)-month period ending on the date of the most recent acquisition by such person or persons) ownership of Shares (or other voting securities of the Company then outstanding) of the Company possessing thirty percent (30%) or more of the total voting power of the Shares (or other voting securities then outstanding) of the Company where such person or Group is not merely acquiring additional control of the Company; or

iii. a majority of members of the Company’s Board is replaced during any twelve (12)-month period by directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board prior to the date of the appointment or election (the “Incumbent Board”), but excluding, for purposes of determining whether a majority of the Incumbent Board has endorsed any candidate for election to the Board, any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person or Group other than the Company’s Board; or

iv. any one person or Group acquires (or has acquired during the twelve (12)-month period ending on the date of the most recent acquisition by such person or Group) all or substantially all of the assets from the Company that have a total gross fair market value equal to or more than forty percent (40%) of the total fair market value of all assets of the Company immediately prior to such acquisition or acquisitions. For this purpose, “gross fair market value” means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

The Triggering Events also include partial issuances of RSU’s to the Awardees through the achievement of extraordinary performance-based quarterly revenue milestones as determined by the Board (the “Revenue Milestones”), and as measured on specific dates, each a “Measurement Date” defined as December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, and the Awardees providing continuous services through the achievement of such milestones. Pursuant to the Agreement, each Awardee may be entitled to receive between 40,000 and 80,000 RSU’s upon achieving the following Revenue Milestones (i) between $500,000 and $900,000 as of December 31, 2024, (ii) between $1.1M and $1.5M as of March 31, 2025, (iii) between $1.7M and $2.1M as of June 30, 2025, (iv) between $2.3M and $2.7M as of September 30, 2025, and (v) $2.9M and $3.3M as of December 31, 2025. The achievement of each of the applicable quarterly Revenue Milestones on each Measurement Date will be reasonably determined by the Company’s Board of Directors.

The foregoing description of the above Agreement is qualified in its entirety by reference to the Agreement, copies of which are attached hereto as Exhibit 10.1 and Exhibit 10.2 and incorporated herein by reference.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to the Articles of Incorporation dated September 27, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024).
10.1*	Corporate Action, Change of Control, and Extraordinary Performance Agreement with Rory J. Cutaia dated October 31, 2024.
10.2*	Corporate Action, Change of Control, and Extraordinary Performance Agreement with James Geiskopf dated October 31, 2024.
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERB TECHNOLOGY COMPANY, INC.

Date: November 5, 2024	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

