Form 10-K
period 2024-12-31
Verb Technology Company, Inc.
filed 2025-03-25
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as quoted on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15,357,000.

As of March 19, 2025, there were 1,113,143 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

Our business is currently comprised of three distinct, yet complimentary business units, all three of which are currently operating and generating revenue. The first business unit is MARKET.live focused on interactive video-based social commerce. Our MARKET.live platform is a multi-vendor, livestream social shopping destination leveraging the convergence of ecommerce and entertainment. Brands, retailers and creators that join MARKET.live have the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, YouTube, LinkedIn, Facebook, Instagram, Twitch, as well as on MARKET.live, reaching exponentially larger audiences.

The Company has developed and deployed technology integrations with META, TikTok, and Pinterest, among many others. For example, the Meta integration created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram. Our TikTok technology integration allows shoppers watching a MARKET.live stream on TikTok to stay on TikTok and check out through TikTok, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Last year we announced an expanded strategic relationship with TikTok evidenced by a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to MARKET.live for a menu of MARKET.live contract-based recurring fee revenue services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, full creative services including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. The same services are currently provided to consumer brands that contact us directly or through several brand agencies with which we maintain affiliate relationships.

On March 4, 2025, we announced the execution of a binding term sheet to acquire LyveCom, an artificial intelligence (“AI”) driven video commerce platform. The transaction is subject to certain terms and conditions, including completion of an audit of Lyvecom’s financial statements, which terms and conditions are set forth in detail in the Form 8-K filed on March 4, 2025, and set forth in the Recent Developments section in this Form 10-K.

While the transaction is expected to close early this summer, if not sooner, Phase 1 of the integration of LyveCom’s technology is complete and the new, updated version of the MARKET.live was officially launched on March 4, 2025. This technology integration now allows our brand and merchant customers and clients to deliver an omnichannel livestream shopping experience to their own customers. Brands and merchants will not only engage their clients and customers on the newly updated and refreshed MARKET.live site, but also seamlessly across their own websites, mobile apps, and social platforms, all while leveraging MARKET.live’s new AI-powered video content automation and personalized shopping experiences.

This proprietary technology embeds livestreams and shoppable videos directly onto merchant websites without impact on site speed, while simultaneously aggregating and repurposing content from TikTok, Instagram, and YouTube into interactive shopping experiences, allowing brands to engage customers without constant content production. Other new features and functionality now available through MARKET.live include:

●	One-Click Simulcasting: Instantly scale the broadcast of live shopping events across MARKET.live, TikTok Shop, Shopify’s Shop App, and other social sites, including the brand or merchant’s own e-commerce sites, maximizing audience reach and engagement, while maintaining checkout and unified inventory management and control across all of the brand’s or merchant’s social sites and platforms.
●	AI-Driven Video Commerce: Advanced AI capabilities will power real-time user-generated-content creation, automated video content repurposing, and AI-powered virtual live shopping hosts.
●	Frictionless Merchant Integration: Frictionless, self-serve onboarding for merchants, enabling millions of Shopify merchants to adopt live and shoppable video with a simple 3-click integration, making livestream shopping capabilities more accessible and useable than ever.
●	New Strategic Partnerships: New and expanded strategic partnerships with Tapcart, Shopify Shop App, Klaviyo, Recharge, and agency networks will expand MARKET.live’s footprint into mobile commerce and high-growth DTC brands.
●	Real-Time Data & Analytics: An intelligent analytics hub will provide in-depth insights into shopper behavior, enabling merchants to refine strategies and boost conversions.

The second business unit is GO FUND YOURSELF!, an interactive social crowd funding platform for public and private companies seeking broad-based exposure across numerous social media channels for their crowd-funded Regulation CF and Regulation A offerings. The platform combines an interactive reality TV show that has been described as a combination of Shark Tank and Kickstarter with MARKET.live’s back-end capabilities allowing viewers to tap or scan onscreen icons and QR codes to facilitate an investment, in near real time, as they watch companies presenting before the Show’s panel of “Titans”. Presenting companies that sell consumer products are able to offer their products directly to viewers during the show in near real time through the same onscreen technology.

The Show airs weekly on CheddarTV, available on most cable operators, prime time at 7pm EST. The Go Fund Yourself business unit generates revenue from cash fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold. The Show’s expert panel of “Titans” include rotating celebrity guest Titans from the worlds of business, sports, and entertainment, such as NFL Hall of Fame running back Marshall Faulk, among many others, as well as the recurring panel of Titans that include David Meltzer – Chairman of the Napoleon Hill Institute and Former CEO of the Leigh Steinberg Sports & Entertainment agency; Jayson Waller – thought leader, CEO of multiple multi-million-dollar companies, and host of the popular ‘Jayson Waller Unleashed’ Podcast; and Rory J. Cutaia – the Show’s creator and the Founder, Chairman and CEO of Verb, each of whom are executive producers and minority owners of the Show

The third business unit is Vanity Prescribed, a new telehealth initiative not unlike such companies as “HIMS” and “HERS” that are currently exploiting the rapid growth associated with the resale of the new weight-loss drugs. Vanity Prescribed leverages MARKET.live’s social commerce technology which the Company intends to employ to disrupt the traditional healthcare model by utilizing social commerce capabilities to provide tailored healthcare solutions at affordable, fixed prices, without hidden fees, membership costs, or inflated pharmaceutical markups.

On March 11, 2025, the Company announced the launch of GoodGirlRx.com, a partnership under Vanity Prescribed with Savannah Chrisley, a well-known lifestyle personality with millions of social media followers and an advocate for health and wellness. Through GoodGirlRx.com, customers will have access to convenient, no-hassle telehealth services and pharmaceuticals, including the new weight-loss drugs, that offer fixed pricing regardless of dosage, breaking away from the industry’s traditional model of excessive pricing and pharmaceutical gatekeeping. Through GoodGirlRx.com customers will be able to obtain virtual doctor visits with licensed physicians who can prescribe the weight loss drugs and other pharmaceuticals available to purchase on the site for those that qualify. Subscription pricing is also available through the site.

As of December 31, 2024, the Company had cash and restricted cash of $8,495 and highly liquid investments of $4,913.

Revenue Generation

A description of our principal revenue generating activities is as follows:

MARKET.live revenue is derived from contract-based recurring fee revenue services that include, among other things, a full suite of social commerce services for consumer brands and merchants seeking to adopt or expand online commerce and social selling capabilities, including end-to-end creative services such as content creation and full remote and in-studio production services, host/influencer/affiliate casting and management, TikTok Shop and other social media platform online store creation, set-up and establishment, maintenance and enhancements. Clients are referred to us through our existing partnership with TikTok Shop and other social media channels, as well as from several brand agencies with whom we maintain affiliate relationships.

GO FUND YOURSELF Show derives revenue from fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. Appearance fees are based on service packages that range from $15,000 to $60,000 per issuer. For those issuers that sell products during each airing of the show through our platform, we charge a fee of up to 25% of the gross sales revenue for all products sold.

Vanity Prescribed/GoodGirlRx.com derives revenue from the sale of prescription and non-prescription pharmaceutical and health-care products, both through long-term subscriptions and non-prescription programs.

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

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we have one customer that represents 26% of our 2024 revenue.

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

Human Capital Management

As of March 19, 2025, we had 18 full-time statutory employees, one part-time employee, and five independent contractors. We engage independent contractors on an as-needed basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, both full-time and part-time, consultants, and independent contractors, is satisfactory.

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

On June 13, 2023, the Company disposed of all of its operating SaaS assets of Verb Direct and Verb Acquisition, (referred to collectively as the “SaaS Assets”) pursuant to an asset purchase agreement in consideration of the sum of $6.5 million, $4.75 million of which was paid in cash by the buyer at the closing of the transaction. An additional payment in the aggregate of $0.75 million will be paid by the buyer if certain profitability and revenue targets are met during the second year following the closing date as set forth more particularly in the asset purchase agreement. A similar payment would have been due and payable to the Company after the first year following the closing if the buyer had met certain profitability and revenue targets specified in the asset purchase agreement, which it failed to meet. The sale of the SaaS Assets was undertaken to allow the Company to focus its resources on its burgeoning MARKET.live business unit which it expects over time will create greater shareholder value.

On November 15, 2024, the Company formed Go Fund Yourself Show LLC (“Go Fund Yourself”), a Nevada limited liability company. Go Fund Yourself is a subsidiary of the Company established for the Go Fund Yourself show.

Our common stock trades on The Nasdaq Capital Market under the symbol “VERB”. Our Internet website address is https://www.verb.tech.

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

We have incurred recurring losses since our inception in 2012. Our net loss was $10.3 million for the year ended December 31, 2024, and $22.0 million for the year ended December 31, 2023. To date, we have funded our operations through cash collected from sales of our products and services, offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our technology and infrastructure, and our marketing and sales efforts. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

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

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to reduce operating expenses, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our common stock, to decline, resulting in a significant or complete loss of your investment.

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

We have limited capital resources. We have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to finance our operations in the same manner in the foreseeable future. Our ability to continue our normal and planned operations, to grow our business, and to compete in our industry will depend on the availability of adequate capital. We cannot assure you that we will be able to obtain additional funding from those or other sources when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then-existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our then-existing stockholders. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate development of new programs or future marketing efforts, or reduce or discontinue our operations. Any of these events could significantly harm our business, financial condition, and prospects.

Our indebtedness, and the agreements governing such indebtedness, subject us to required debt service payments, as well as financial restrictions and operating covenants, any of which may reduce our financial flexibility and affect our ability to operate our business.

From time to time, we have financed our liquidity needs in part from borrowings made under various credit agreements. As of December 31, 2024, the aggregate outstanding balance of our note payable was $0.1 million. The note payable balance, including accrued interest, was fully repaid on March 7, 2025.

The agreements underlying these transactions contain certain debt service requirements. Our failure to comply with obligations under these agreements, or inability to make required debt service payments, could result in an event of default under the agreements. A default, if not cured or waived, could permit a lender to accelerate payment of the loan, which could have a material adverse effect on our business, operations, financial condition, and liquidity. Further, if our debt is accelerated, we cannot be certain that funds will be available to pay the debt or that we will have the ability to refinance the debt on terms satisfactory to us or at all. If we are unable to repay or refinance the accelerated debt, we could become insolvent and seek to file for bankruptcy protection, which would have a material adverse impact on our financial condition.

Our future level of indebtedness could affect our operations in several ways, including the following:

●	the covenants contained in future agreements governing outstanding indebtedness may limit our ability to borrow additional funds, refinance debt, dispose of assets, and make certain investments;

●	future debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

●	a future high level of debt would increase our vulnerability to general adverse economic and industry conditions;

●	a significant future level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

●	a future high level of debt may impair our ability to obtain additional financing in the future for working capital, debt service requirements, acquisitions, or other purposes.

For additional information refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

There is a risk of dependence on one or a group of customers.

During the fiscal year ended December 31, 2024, one customer accounted for 26.0% of our revenues. If we are unable to retain our current customers or finding new major customers or gain major new engagements from existing customers to replace any nonrecurring contracts, there may be material adverse effects on our financial condition or results of operations. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

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

We have integrated, and may continue to integrate in the future, AI in certain tools and features available on our platform. AI technology presents various operational, compliance, and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated artificial intelligence (“AI”) technologies in many of our tools and features available on our website. We may continue to integrate AI technologies in new product or service offerings. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results, which, if incorporated into our platform, may result in reputational harm to us and be damaging to our brand. Additionally, content, analyses or recommendations that are based on AI might be found to be biased, discriminatory or harmful. Data sets from which Large Language Models learn are at risk of poisoning or manipulation by bad actors, resulting in offensive or undesired output. Similarly, the data set could contain copyrighted material resulting in infringing output. AI output might present ethical concerns or violate current and future laws and regulations.

We expect that there will continue to be new laws or regulations concerning the use of AI technology, which might be burdensome for us to comply with and may limit our ability to offer or enhance our existing tools and features or new offerings based on AI technology. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

We may be subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in AI and machine learning technology may pose risks to us. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.

We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to data privacy, data protection, and intellectual property considerations.

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

There can be no assurance that we will be able to maintain continued compliance with the listing requirements of The NASDAQ Capital Market. If we were unable to meet these requirements, we would receive a delisting notice from the Nasdaq Capital Market for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and which may impact purchases or sales of our securities.

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

If our common stock trades at a price less than $5.00 it would be categorized as a “penny stock”, which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

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

We own and operate full service video production studios at 10621 Calle Lee, Suite 153 and at 10542 Calle Lee, Suite 114, Los Alamitos, California 90720.

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

Holders of Common Stock

As of March 19, 2025, there were approximately 83 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2024, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2024 and 2023, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.”

Overview

Our business is currently comprised of three distinct, yet complimentary business units, all three of which are  currently operating and generating revenue. The first business unit is MARKET.live focused on interactive video-based social commerce. Our MARKET.live platform is a multi-vendor, livestream social shopping destination leveraging the convergence of ecommerce and entertainment. Brands, retailers and creators that join MARKET.live have the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, YouTube, LinkedIn, Facebook, Instagram, Twitch, as well as on MARKET.live, reaching exponentially larger audiences.

The Company has developed and deployed technology integrations with META, TikTok, and Pinterest, among many others. For example, the Meta integration created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram. Our TikTok technology integration allows shoppers watching a MARKET.live stream on TikTok to stay on TikTok and check out through TikTok, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Last year we announced an expanded strategic relationship with TikTok evidenced by a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to MARKET.live for a menu of MARKET.live contract-based recurring fee revenue services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, full creative services including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. The same services are currently provided to consumer brands that contact us directly or through several brand agencies with which we maintain affiliate relationships.

On March 4, 2025, we announced the execution of a binding term sheet to acquire LyveCom, an artificial intelligence (“AI”) driven video commerce platform. The transaction is subject to certain terms and conditions, including completion of an audit of Lyvecom’s financial statements, which terms and conditions are set forth in detail in the Form 8-K filed on March 4, 2025, and set forth in the Recent Developments section in this Form 10-K.

While the transaction is expected to close early this summer, if not sooner, Phase 1 of the integration of LyveCom’s technology is complete and the new, updated version of the MARKET.live was officially launched on March 4, 2025. This technology integration now allows our brand and merchant customers and clients to deliver an omnichannel livestream shopping experience to their own customers. Brands and merchants will not only engage their clients and customers on the newly updated and refreshed MARKET.live site, but also seamlessly across their own websites, mobile apps, and social platforms, all while leveraging MARKET.live’s new AI-powered video content automation and personalized shopping experiences.

This proprietary technology embeds livestreams and shoppable videos directly onto merchant websites without impact on site speed, while simultaneously aggregating and repurposing content from TikTok, Instagram, and YouTube into interactive shopping experiences, allowing brands to engage customers without constant content production. Other new features and functionality now available through MARKET.live include:

•	One-Click Simulcasting: Instantly scale the broadcast of live shopping events across MARKET.live, TikTok Shop, Shopify’s Shop App, and other social sites, including the brand or merchant’s own e-commerce sites, maximizing audience reach and engagement, while maintaining checkout and unified inventory management and control across all of the brand’s or merchant’s social sites and platforms.
•	AI-Driven Video Commerce: Advanced AI capabilities will power real-time user-generated-content creation, automated video content repurposing, and AI-powered virtual live shopping hosts.
•	Frictionless Merchant Integration: Frictionless, self-serve onboarding for merchants, enabling millions of Shopify merchants to adopt live and shoppable video with a simple 3-click integration, making livestream shopping capabilities more accessible and useable than ever.
•	New Strategic Partnerships: New and expanded strategic partnerships with Tapcart, Shopify Shop App, Klaviyo, Recharge, and agency networks will expand MARKET.live’s footprint into mobile commerce and high-growth DTC brands.
•	Real-Time Data & Analytics: An intelligent analytics hub will provide in-depth insights into shopper behavior, enabling merchants to refine strategies and boost conversions.

The second business unit is GO FUND YOURSELF!, an interactive social crowd funding platform for public and private companies seeking broad-based exposure across numerous social media channels for their crowd-funded Regulation CF and Regulation A offerings. The platform combines an interactive reality TV show that has been described as a combination of Shark Tank and Kickstarter with MARKET.live’s back-end capabilities allowing viewers to tap or scan onscreen icons and QR codes to facilitate an investment, in near real time, as they watch companies presenting before the Show’s panel of “Titans”. Presenting companies that sell consumer products are able to offer their products directly to viewers during the show in near real time through the same onscreen technology.

The Show airs weekly on CheddarTV, available on most cable operators, prime time at 7pm EST. The Go Fund Yourself business unit generates revenue from cash fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold. The Show’s expert panel of “Titans” include rotating celebrity guest Titans from the worlds of business, sports, and entertainment, such as NFL Hall of Fame running back Marshall Faulk, among many others, as well as the recurring panel of Titans that include David Meltzer – Chairman of the Napoleon Hill Institute and Former CEO of the Leigh Steinberg Sports & Entertainment agency; Jayson Waller – thought leader, CEO of multiple multi-million-dollar companies, and host of the popular ‘Jayson Waller Unleashed’ Podcast; and Rory J. Cutaia – the Show’s creator and the Founder, Chairman and CEO of Verb, each of whom are executive producers and minority owners of the Show.

The third business unit is Vanity Prescribed, a new telehealth initiative not unlike such companies as “HIMS” and “HERS” that are currently exploiting the rapid growth associated with the resale of the new weight-loss drugs. Vanity Prescribed leverages MARKET.live’s social commerce technology which the Company intends to employ to disrupt the traditional healthcare model by utilizing social commerce capabilities to provide tailored healthcare solutions at affordable, fixed prices, without hidden fees, membership costs, or inflated pharmaceutical markups.

On March 11, 2025 the Company announced the launch of GoodGirlRx.com, a partnership under Vanity Prescribed with Savannah Chrisley, a well-known lifestyle personality with millions of social media followers and an advocate for health and wellness. Through GoodGirlRx.com, customers will have access to convenient, no-hassle telehealth services and pharmaceuticals, including the new weight-loss drugs, that offer fixed pricing regardless of dosage, breaking away from the industry’s traditional model of excessive pricing and pharmaceutical gatekeeping. Through GoodGirlRx.com customers will be able to obtain virtual doctor visits with licensed physicians who can prescribe the weight loss drugs and other pharmaceuticals available to purchase on the site for those that qualify. Subscription pricing is also available through the site.

Revenue Generation

MARKET.live revenue is derived from contract-based recurring fee revenue services that include, among other things, a full suite of social commerce services for consumer brands and merchants seeking to adopt or expand online commerce and social selling capabilities, including end-to-end creative services such as content creation and full remote and in-studio production services, host/influencer/affiliate casting and management, TikTok Shop and other social media platform online store creation, set-up and establishment, maintenance and enhancements. Clients are referred to us through our existing partnership with TikTok Shop and other social media channels, as well as from several brand agencies with whom we maintain affiliate relationships.

GO FUND YOURSELF Show derives revenue from fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. Appearance fees are based on service packages that range from $15,000 to $60,000 per issuer. For those issuers that sell products during each airing of the show through our platform, we charge a fee of up to 25% of the gross sales revenue for all products sold.

Vanity Prescribed/GoodGirlRx.com derives revenue from the sale of prescription and non-prescription pharmaceutical and health-care products, both through long-term subscriptions and non-prescription programs.

Historically, and continuing up through June 13, 2023, we were a Software-as-a-Service (“SaaS”) applications platform developer that offered a SaaS platform for the direct sales industry comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis, (the “SaaS Assets”).

On June 13, 2023, the Company disposed of all of its operating SaaS Assets pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction (the “Sale of the SaaS Assets”). An additional payment in the aggregate of $0.75 million will be paid by the buyer if certain profitability and revenue targets are met during the second year following the closing date as set forth more particularly in the asset purchase agreement. A similar payment would have been due and payable to the Company after the first year following the closing if the buyer had met certain profitability and revenue targets specified in the asset purchase agreement, which it failed to meet. The sale of the SaaS Assets was undertaken to allow the Company to focus its resources on its burgeoning MARKET.live business unit which it expects over time will create greater shareholder value.

As of December 31, 2024, the Company had cash and restricted cash of $8,495 and highly liquid investments of $4,913.

Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services. The Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the years ended December 31, 2024 and 2023, were substantially all generated from clients and customers located within the United States of America.

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

Recent Developments

Binding Term Sheet

On February 28, 2025, the Company entered into a Binding Term Sheet (the “Binding Term Sheet”) with Lyvecom, Inc. (“Lyvecom”) and the shareholders of Lyvecom (the “Lyvecom Shareholders”) to acquire all the outstanding capital stock of Lyvecom. Lyvecom is AI-driven video commerce platform. The purchase price for the shares of capital stock of Lyvecom is $3,000,000 in cash, the repayment of $1,125,000 to certain investors in Lyvecom’s Simple Agreement for Future Equity (S.A.F.E.) instruments, the payment of $100,000 to a third party to satisfy his existing loan to Lyvecom, and the issuance shares of the Company’s common stock (the “Shares’) having a value of $1,000,000 on the closing date; provided the number of Shares to be issued may not exceed 19.9% of the Company’s outstanding shares of common stock on such date (the “Cap”). The Binding Term Sheet provides that in the event, as a result of the Cap, the Shares to be issued to the Lyvecom Shareholders on the closing date shall have a value of less than $1,000,000, the shortfall will be paid by the Company to the Lyvecom Shareholders in cash. The Binding Term Sheet also provides for an earn-out payment to the Lyvecom Shareholders of up to an additional $3,000,000 in cash over a 24-month earn-out period based on various performance metrics.

The Binding Term Sheet provides that the parties will use their best efforts to enter into one or more definitive agreements that incorporate all of the terms of the Binding Term Sheet and that pursuant to the definitive agreements the parties will consummate the transaction upon completion of Lyvecom’s audit for the years ended December 31, 2024 and December 31, 2023 and the satisfaction of the other conditions to closing set forth the Binding Term Sheet.

If the transaction is not consummated by June 30, 2025, then either Company or Lyvecom have the right to terminate the Binding Term Sheet by written notice to the other; provided, that if the reason the transaction has not been consummated is because Lyvecom shall have failed to deliver its audited financial statements to the Company on or before May 30, 2025, then Lyvecom will reimburse the audit fees incurred by the Company in respect of such audit, which reimbursement may be made by providing a 100% credit to the Company in the amount of the audit fees against the monthly fees otherwise payable by the Company to Lyvecom pursuant to an existing services agreement for interactive video content between the parties. The existing services agreement shall be terminated upon the closing of the transaction.

In connection with the transaction, the Binding Term Sheet provides that the Company will enter into a two-year employment agreement with Maxwell Drut serve as MARKET.live’s Chief Technology Officer. Pursuant to the employment agreement, Mr. Drut will receive an annual base salary of $250,000 and with a bonus target of 25% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors.

Results of Operations

Fiscal Year Ended December 31, 2024 Compared to Fiscal Year Ended December 31, 2023

The following is a comparison of the results of our operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change

Revenue	$895	$63	$832

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	224	19	205
Depreciation and amortization	1,077	2,331	(1,254)
General and administrative	11,238	11,508	(270)
Total costs and expenses	12,539	13,858	(1,319)

Operating loss from continuing operations	(11,644)	(13,795)	2,151

Other income (expense)
Interest income	692	-	692
Unrealized loss on short-term investments	(44)	-	(44)
Interest expense	(237)	(1,193)	956
Financing costs	(90)	(1,239)	1,149
Other income, net	812	1,162	(350)
Change in fair value of derivative liability	1	221	(220)
Total other income (expense), net	1,134	(1,049)	2,183

Net loss from continuing operations	$(10,510)	$(14,844)	$4,334

Revenue

Revenue was $895 for the year ended December 31, 2024, as compared to $63 for the year ended December 31, 2023. The revenue increase of $832, representing an increase of 1,321%, is primarily attributable to revenue received from our MARKET.live business unit services packages and from our Go Fund Yourself business unit.

Revenue was $723 for the quarter ended December 31, 2024, as compared to $29 for the quarter ended December 31, 2023. The revenue increase of $694, representing an increase of 2,393%, is primarily attributable to tremendous growth from our MARKET.live business unit services packages and from our newly-formed Go Fund Yourself business unit.

Revenue was $723 for the quarter ended December 31, 2024, as compared to $128 for the quarter ended September 30, 2024. The revenue increase of $595, representing an increase of 465%, is primarily attributable to tremendous growth from our MARKET.live business unit services packages and from growth in our Go Fund Yourself business unit.

The table below sets forth our quarterly revenues from the quarter ended September 30, 2023 (first quarter following the SaaS sale) through the quarter ended December 31, 2024, which reflects the trend of revenue over the past six fiscal quarters:

Operating Expenses

Depreciation and amortization expense was $1,077 for the year ended December 31, 2024, as compared to $2,331 for the year ended December 31, 2023. The decrease of $1,254 is due to a revision in the amortization of software development costs resulting from extending the life of the asset on January 1, 2024.

General and administrative expenses including stock compensation expense were $11,238 for the year ended December 31, 2024, as compared to $11,508 for the year ended December 31, 2023. The decrease of $270 or 2%, in general and administrative expenses including stock compensation expense is primarily due to a decrease in stock compensation expense and a decrease in legal fees.

Other Income (Expense), net

Other income (expense), net, was $1,134 for the year ended December 31, 2024, which was primarily attributable to other income, net of $812 and interest income, net of $455 both offset by financing costs of $90.

Liquidity and Capital Resources

Overview

As of December 31, 2024 and 2023, we had the following balances of cash, restricted cash, and highly liquid investments.

	As of December 31,
	2024	2023

Cash	$7,617	$4,353
Restricted Cash	878	-
Investments: Government-Backed Securities	3,731	-
Investments: Corporate Bonds	1,182	-
Total	$13,408	$4,353

Subsequent to December 31, 2024, we received $1,724 of our ERC short-term receivable.

Equity Financing

Shares Issued as Part of ATM Offerings

During December 2023, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant Sales Agreement”) to sell shares of its common stock pursuant to a prospectus supplement to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the year ended December 31, 2024, the Company has issued 278,501 shares of the Company’s common stock pursuant to the Ascendiant Sales Agreement and received net proceeds of $12,130, net of offering costs of $136.

Regulation A Public Offering

During the year ended December 31, 2024, the Company issued 136,986 shares of its common stock and received net proceeds of $6,466, net of offering costs of $109, resulting from a Form 1-A public offering of its common stock pursuant to Regulation A.

The shares that were offered and sold at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on February 14, 2024 and qualified on March 11, 2024.

Note Payable

We have the following outstanding note payable as of December 31, 2024 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2024

Note payable	May 15, 2020	May 15, 2050	3.75%	150	$118
Total note payable					118
Non-current					(98)
Current					$20

On May 15, 2020, we executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Monthly payments, including principal and interest, began on October 26, 2022. As of December 31, 2024, the outstanding balance of the note amounted to $118. On March 7, 2025, we fully repaid the SBA loan balance, including accrued interest, amounting to $115.

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

Pursuant to ASC 606, revenue is recognized when performance obligations (defined below) under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services.

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations for each segment are described below within each segment’s discussion of revenue recognition.

MARKET.live revenue is derived from contract-based recurring fee revenue services that include, among other things, a full suite of social commerce services for consumer brands and merchants seeking to adopt or expand online commerce and social selling capabilities, including end-to-end creative services such as content creation and full remote and in-studio production services, host/influencer/affiliate casting and management, TikTok Shop and other social media platform online store creation, set-up and establishment, maintenance and enhancements. Clients are referred to us through our existing partnership with TikTok Shop and other social media channels, as well as from several brand agencies with whom we maintain affiliate relationships. The revenue associated with these services is typically recognized over time as the performance obligations are completed.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as for certain services the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

MARKET.live performance obligations for other services include special projects, content creation, and livestream management. Performance obligations also include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform and customer service support. These performance obligations are distinct and contribute to the overall service delivery and client management.

GO FUND YOURSELF Show (“GFY”) derives revenue from fees we charge to issuers for full-scale onsite production services as the first 75% of the contract value is recognized as revenue once the show has been shot at the Company’s production facilities. The Company satisfies this performance obligation when the shooting is complete. Revenues are also derived from fees we charge to issuers for post-production services and for marketing, ad, and content creation and distribution services. Upon delivery of the post-production services which includes airing the show on Cheddar network, the remaining 25% of the contract value is recognized as revenue. The revenue associated with these services is recognized over time as the performance obligations are completed. GFY fees are based on service packages that range from $15,000 to $60,000 per client issuer. The Company accepts cash as payment or equity (non-cash) as payment for these services. For those client issuers that sell products during the airing of the show through our platform, we charge a fee of up to 25% of the gross sales revenue for all products sold.

GO FUND YOURSELF Show performance obligations include the shoot date production services and post-production services that include editing services to create clips from the Show that the client issuers can distribute across social media and utilize in connection with their marketing initiatives. These performance obligations are distinct and contribute to the overall service delivery and client issuer engagement.

Vanity Prescribed/GoodGirlRx.com derives revenue from the sale of prescription and non-prescription pharmaceutical and health-care products, both through long-term subscriptions and non-prescription programs. The revenue associated with this revenue stream is recognized as of a point in time when the product is shipped to the customer.

The Company bears the entire performance obligation and risk. The primary performance obligation is the shipment of the prescribed medication to the customer. Ancillary services, such as prescription verification and customer support, are not distinct and are considered part of the medication delivery process. The cost of the consultation is only part of the performance obligation if the client does not already have a prescription. This is consistent with our position that our performance obligation is limited to shipping because we could not ship the product until the physician from the consultation issues the prescription.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the years ended December 31, 2024 and 2023, were substantially all generated from clients and customers located within the United States of America.

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s consolidated balance sheet at December 31, 2024. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s condensed consolidated statements of operations.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Rory J. Cutaia	Chairman of the Board, President, Chief Executive Officer, Secretary, Treasurer and Director	69	October 16, 2014
Bill J. Rivard	Interim Chief Financial Officer	55	June 13, 2023
James P. Geiskopf	Lead Director	65	October 16, 2014
Kenneth S. Cragun	Director	64	September 10, 2018
Edmund C. Moy	Director	67	October 21, 2022

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

James P. Geiskopf, Lead Director

James P. Geiskopf has served as one of our directors since the formation of bBooth USA, in which role he has continued to serve through our October 2014 acquisition of bBooth USA by GSD to the present. He also serves as our Lead Independent Director, as the Chairperson of the Compensation Committee, and as Chairperson of the Fiscal Oversight Committee, and as a member of the Audit Committee, Governance and Nominating Committee and Risk Committee. Mr. Geiskopf has 32 years of experience leading companies in the services industry. From 1975 to 1986, Mr. Geiskopf served as the Chief Financial Officer of Budget Rent a Car of Fairfield California and from 1986 to 2007, he served as its President and Chief Executive Officer. In 2007, he sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993 and also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993, which was sold to a larger institution in 1993. From 2014 to June 2024, Mr. Geiskopf also served on the board of directors of Waste Energy Corp. (formerly MetaWorks Platforms, Inc.) (OTCQB: WAST), a public company that trades on the OTCQB. From June 2013 to March 2017, Mr. Geiskopf served as a director of Electronic Cigarettes International Group, Ltd. (“ECIG”), a Nevada corporation, an OTC listed company. ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code on March 16, 2017.

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

Kenneth S. Cragun, Director

Kenneth S. Cragun was appointed as one of our directors in September 2018, and also serves as the Chairperson of the Audit Committee, and as a member of the Compensation Committee, Governance and Nominating Committee and Risk Committee. Mr. Cragun was appointed as Chief Financial Officer of Hyperscale Data, Inc. (NYSE American: GPUS) on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as Chief Accounting Officer of Hyperscale Data, Inc. since October 1, 2018. Mr. Cragun served as the Chief Financial Officer of Ault Disruptive Technologies Corporation, an NYSE listed special-purpose acquisition company (NYSE American: ADRT), from its incorporation in February 2021 through October 2024. Mr. Cragun has been the Senior Vice President of Finance or Chief Financial Officer of Alzamend Neuro, Inc. (NASDAQ: ALZN), an early clinical-stage entity seeking to prevent, treat and cure Alzheimer’s Disease, since October of 2018. He served as a Chief Financial Officer Partner at Hardesty, LLC, a national executive services firm since October 2016. His assignments at Hardesty, LLC included serving as Chief Financial Officer of CorVel Corporation, a $1.1 billion market cap publicly traded company (NASDAQ: CRVL). Mr. Cragun is a three-time finalist for the Orange County Business Journal’s “CFO of the Year - Public Companies” and has more than 30 years of experience, primarily in the technology industry. He served as Chief Financial Officer of two Nasdaq-listed companies: Local Corporation, from April 2009 to September 2016, which operated a U.S. top 100 website “Local.com” and, in June 2015, filed a voluntary petition seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code, and Modtech Holdings, Inc., from June 2006 to March 2009. Mr. Cragun served on the board of directors of Algorhythm Holdings, Inc. (NASDAQ: RIME) from July 2022 through September 2024. Mr. Cragun earned his Bachelor of Science in Accounting from Colorado State University-Pueblo. Mr. Cragun began his professional career at Deloitte.

We believe Mr. Cragun is qualified to serve on our Board due to his extensive experience with fast-growth businesses and building teams in more than 20 countries. Mr. Cragun has also led multiple financing transactions, including IPOs, PIPEs, convertible debt offerings, term loans and lines of credit. We believe his experiences provide additional breadth and depth to our Board.

Edmund C. Moy, Director

Edmund C. Moy was appointed as one of our directors effective October 21, 2022. From 2001 through 2006, Mr. Moy served as special assistant to the President of the United States at The White House, after which he was appointed as director of the United States Mint at the U.S. Department of the Treasury, a position he held until 2011. Mr. Moy began his career as a sales and marketing executive with Blue Cross Blue Shield United of Wisconsin, was appointed head of the regulatory agency Office of Prepaid Health Care, and was then selected to head the Office of Managed Care at the Centers for Medicare and Medicaid Services. Thereafter, he became an exclusive advisor to private equity firm Welsh, Carson, Anderson & Stowe. Mr. Moy currently serves as a director and member of the audit committee of Waste Energy Corp. (formerly MetaWorks Platforms, Inc.) and as an advisory board member of Draganfly Inc. (DPRO:NASDAQ). He also advises and consults with several privately held companies, is an exclusive provider of autographs to Numismatic Guaranty Corp., and serves on the Board of Regents for Trinity International University. His prior board service includes privately held Emerald Health Network, L&L Energy, Inc. (LLEN:NASDAQ), and audit committee member of Parsec Capital Acquisitions Corp. (PCXCU:NASDAQ),. He earned his Bachelor of Arts in Economics, International Relations, and Political Science in 1979 from the University of Wisconsin - Madison.

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

Meetings of the Board and its Committees

Our Board has a standing Audit Committee, a Compensation Committee, a Governance and Nominating Committee, Risk and Disclosure Committee, and a Fiscal Oversight Committee. Our Board met 13 times, including telephonic meetings, during fiscal year 2024. All Board members attended 100% of our Board meetings. All Board members attended 100% of the meetings held by committees of our Board on which they served during that period.

It is our policy that all of our directors are required to make a concerted and conscientious effort to attend our annual meeting of stockholders in each year during which that director serves as a member of our Board. All of our directors attended our 2024 annual meeting of stockholders.

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

Compensation Committee

On August 14, 2018, our Board approved and adopted a charter to govern the Compensation Committee, which was amended and restated on June 10, 2021. Currently, Messrs. Geiskopf (Chairman), Cragun, and Moy serve as members of the Compensation Committee and each meets the independence requirements of Nasdaq and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs. The Compensation Committee has the authority to form and delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees or to one or more designated members of the Compensation Committee, as the Compensation Committee may deem appropriate in its sole discretion. For the development of our compensation program, the Compensation Committee retained Compensation Advisory Partners LLC, or CAP, during the year ended December 31, 2024. CAP provided the Committee with advisory services only with respect to executive and Board compensation. CAP reviewed the compensation paid to our executive officers and Board and compared our compensation with certain companies CAP identified as peer companies. The Committee’s recommendation and the Board’s approval of the 2024 compensation program was based on various factors, including, among others, recommendations made by CAP. The Compensation Committee charter may be found online at https://www.verb.tech in the “Governance” section under the “Investor Relations” tab.

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

Fiscal Oversight Committee

In May 2024, our Board approved and adopted the Fiscal Oversight Committee charter. The charter of the Fiscal Oversight Committee may be found online at https://www.verb.tech in the “Governance” section found under the “Investor Relations” tab.

The Fiscal Oversight Committee charter requires that each member of the committee meet the independence requirements of Nasdaq. Currently, Mr. Geiskopf (Chairman) meets the independence requirements of Nasdaq and the SEC.

In addition to the enumerated responsibilities of the Fiscal Oversight Committee in the charter, the primary function of the committee is to assist our Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility of managing the Company’s excess non-operating cash assets with a view toward protecting and preserving the principal, while generating the highest return reasonably and practically possible. The Fiscal Oversight Committee also assists with managing the Company’s capital markets initiatives.

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

Compensation Committee Interlocks and Insider Participation

As of the date of this Annual Report, no member of the Compensation Committee is serving, and during the past year no member of the Compensation Committee has served, as an officer or employee of the Company or any of its subsidiaries. None of our executive officers currently serves, or during the past year has served, as a member of the board of directors or compensation committee (or other committee serving a similar purpose) of any entity that has an executive officer serving on our Board or Compensation Committee. In addition, none of the Compensation Committee members had any relationship, or participated in any transaction, with our Company during the fiscal year ended December 31, 2024 that requires disclosure under SEC rules. We have entered into indemnification agreements with each of our directors, including each member of the Compensation Committee.

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

Other Board Committees

Other than our Audit Committee, Compensation Committee, Governance and Nominating Committee, Risk and Disclosure Committee, and a Fiscal Oversight Committee, we have no other committees of our board of directors. We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company’s quarterly earnings releases. A copy of such policy is filed hereto as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table and discussion below present compensation information for our executive officers as of December 31, 2024, reflecting the value of stock awards on the date of grant, which we refer to as our “named executive officers” (in thousands):

●	Rory J. Cutaia, our Chairman of the Board, President, Chief Executive Officer, and Secretary; and

●	Bill J. Rivard, our interim Chief Financial Officer;

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)		All Other Compensation ($)	Total ($)
Rory J. Cutaia(3)	2024	490	(5)	740	(5)	500	(1)(6)	-		-	1,730	(8)
	2023	459	(14)	-	(7)	31	(1)(14)	486	(13)	-	976	(8)

Bill J. Rivard(4)	2024	225	(9)	29	(9)	225	(1)(10)	-		-	479	(11)
	2023	192	(14)	3	(15)	111	(1)(12)(14)	-		-	306	(11)

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards, refer to Note 2, “Summary of Significant Accounting Policies and Supplemental Disclosures,” in the notes to our audited consolidated financial statements for the year ended December 31, 2023 of this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during fiscal years ended December 31, 2024 and 2023 in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718.

(3)	Mr. Cutaia was appointed as Chairman of the Board, President, Chief Executive Officer, Secretary, and Treasurer on October 16, 2014.

(4)	Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023.

(5)	Mr. Cutaia was paid an annual salary of $490 and earned a performance bonus of $740 during the year ended December 31, 2024.

(6)	Represents a grant of 50,968 restricted stock units on November 8, 2024 with a fair market value of $9.78 per restricted stock unit.

(7)	Due to the Company’s cost savings plan, Mr. Cutaia was not paid his annual incentive target bonus of $490 for 2023.

(8)	As of December 31, 2024 and 2023, Mr. Cutaia had accrued but unpaid compensation equal to $490 and $648, respectively.

(9)	Mr. Rivard was paid an annual salary of $225 and earned a performance bonus of $29 during the year ended December 31, 2024.

(10)	Represents a grant of 22,936 restricted stock units on November 8, 2024 with a fair market value of $9.78 per restricted stock unit.

(11)	As of December 31, 2024 and 2023, Mr. Rivard had accrued but unpaid compensation equal to $25 and $0, respectively.

(12)	Represents a grant of 685 restricted stock units on September 28, 2023 with a fair market value of $146.00 per restricted stock unit.

(13)	On June 21, 2023, the Company granted 1,802 incentive stock options and 743 non-qualified stock options with a fair value of $191.00 per option.

(14)	On November 17, 2022, certain executive officers and directors agreed to accept a 25% reduction in cash compensation over a four-month period commencing December 1, 2022 in exchange for equity award grants. The cost reduction plan was extended in March 2023 to April 2023 resulting in the issuance of 138 and 51 restricted stock units to Mr. Cutaia and Mr. Rivard, respectively.

(15)	Represents a discretionary bonus of $3 paid in December 2023.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Rory J. Cutaia

On January 1, 2024, we entered into an executive employment agreement with Mr. Cutaia. The employment agreement is for a four-year term and can be extended for additional one-year periods. The employment agreement was extended on January 1, 2024 for an additional four-year term. In addition to certain payments due to Mr. Cutaia upon termination of employment, the employment agreement contains customary non-competition, non-solicitation, and confidentiality provisions. Mr. Cutaia is entitled to an annual base salary of $490, which shall not be subject to reduction during the initial term, but will be subject to annual reviews and increases, if and as approved in the sole discretion of our board of directors, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). In addition, Mr. Cutaia is eligible to receive performance-based cash and/or stock bonuses upon attainment of performance targets established by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). We must make annual equity grants to Mr. Cutaia as determined by our board of directors in its sole discretion, after it has received and reviewed advice from the Compensation Committee (who may or may not utilize the services of its outside compensation consultants, as it shall determine under the circumstances). Finally, Mr. Cutaia is eligible for certain other benefits, such as health, vision, and dental insurance, life insurance, and 401(k) matching.

Mr. Cutaia earned total cash compensation for his services to us in the amount of $490 and $459 for the fiscal years ending December 31, 2024 and 2023, respectively. The lower amount in fiscal 2023 includes a 25% reduction in the cash compensation component over a four-month period starting December 1, 2022.

On November 8, 2024, we granted Mr. Cutaia restricted stock units with an aggregate fair market value of $500, payable in 50,968 shares of our common stock. The restricted stock units vest over a four-year period. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $9.78 and was used to calculate fair market value.

On April 5, 2024, we paid Mr. Cutaia a performance bonus of $250 and on December 31, 2024, Mr. Cutaia was awarded his annual incentive bonus of $490.

On June 21, 2023, we granted Mr. Cutaia restricted stock units with an aggregate fair market value of $31, payable in 138 shares of our common stock. The restricted stock units vested on the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $222.00 and was used to calculate fair market value.

On June 21, 2023 we granted Mr. Cutaia stock options with an aggregate fair market value of $486, valued using the Black-Scholes option methodology, payable in 2,545 shares of our common stock. The stock options are subject to a four-year vesting period, with 25% of the award vesting on each of the first, second, third, and fourth anniversaries from the grant date. The fair value per option of $191.00 was valued using the Black-Scholes option methodology.

As of December 31, 2024 and 2023, Mr. Cutaia had accrued but unpaid compensation equal to $490 and $648, respectively.

Bill J. Rivard

Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023. Mr. Rivard earned total cash compensation for his services to us in the amount of $225 and $195 for the fiscal years ending December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, Mr. Rivard was paid a discretionary bonus of $4 and on December 31, 2024, was awarded an annual incentive bonus of $25.

On November 8, 2024, we granted Mr. Rivard restricted stock units with an aggregate fair market value of $225, payable in 22,936 shares of our common stock. The restricted stock units vest over a four-year period. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $9.78 and was used to calculate fair market value.

On September 28, 2023, we granted Mr. Rivard restricted stock units with an aggregate fair market value of $100, payable in 685 shares of our common stock. The restricted stock units are subject to a four-year vesting period, with 25% of the award vesting on the first, second, third, and fourth anniversaries from the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $146.00 and was used to calculate fair market value.

On June 21, 2023, we granted Mr. Rivard restricted stock units with an aggregate fair market value of $11, payable in 51 shares of our common stock. The restricted stock units vested on the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $222.00 and was used to calculate fair market value.

In fiscal 2023, Mr. Rivard received an incentive bonus of $3 which was paid in cash.

As of December 31, 2024 and 2023, Mr. Rivard had accrued but unpaid compensation equal to $25 and $0, respectively.

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

Rory J. Cutaia

Pursuant to Mr. Cutaia’s employment agreement dated January 1, 2024, Mr. Cutaia is entitled to the following severance package in the event he is “terminated without cause,” “terminated for good reason,” or “terminated upon permanent disability”: (i) monthly payments of $35,833 or such sum equal to his monthly base compensation at the time of the termination, whichever is higher, for a period of 36 months from the date of such termination and (ii) reimbursement for COBRA health insurance costs for 18 months from the date of such termination and, thereafter, reimbursement for health insurance costs for Mr. Cutaia and his family during the immediately subsequent 18-month period. In addition, all of Mr. Cutaia’s then-unvested restricted stock awards or other awards will immediately vest, without restriction, and any unearned and unpaid bonus compensation, expense reimbursement, and all accrued vacation, personal, and sick days, and related items shall be deemed earned, vested, and paid immediately. For purposes of the employment agreement, “terminated without cause” means if Mr. Cutaia were to be terminated for any reason other than a discharge for cause or due to Mr. Cutaia’s death or permanent disability. For purposes of the employment agreement, “terminated for good reason” means the voluntary termination of the employment agreement by Mr. Cutaia if any of the following were to occur without his prior written consent, which consent cannot be unreasonably withheld considering our then-current financial condition, and, in each case, which continues uncured for 30 days following receipt by us of Mr. Cutaia’s written notice: (i) there is a material reduction by us in (A) Mr. Cutaia’s annual base salary then in effect or (B) the annual target bonus, as set forth in the employment agreement, or the maximum additional amount up to which Mr. Cutaia is eligible pursuant to the employment agreement; (ii) we reduce Mr. Cutaia’s job title and position such that Mr. Cutaia (A) is no longer our Chief Executive Officer; (B) is no longer our Chairman of the Board; or (C) is involuntarily removed from our board of directors; or (iii) Mr. Cutaia is required to relocate to an office location outside of Orange County, California, or outside of a 30-mile radius of Newport Beach, California. For purposes of the employment agreement, “terminated upon permanent disability” means if Mr. Cutaia were to be terminated because he is then unable to perform his duties due to a physical or mental condition for (i) a period of 120 consecutive days or (ii) an aggregate of 180 days in any 12-month period.

Corporate Action, Change of Control, and Extraordinary Performance Agreements

The Company’s shares have traded and are continuing to trade at a price that results in a market cap that is significantly less than the Company’s current net cash position. Accordingly, the Company’s Board of Directors has determined that the Company is vulnerable to hostile takeover action and that any such action at this time is not in the best interests of its stockholders. The Company does not currently have any poison pill type provisions and due to previous reverse stock splits and other capital markets activities, the Company’s management and board members currently own an insignificant number of shares and as such would be ineffective in voting such shares to thwart any hostile takeover actions. Until such time as the Board determines whether it is necessary or advisable to adopt a poison pill provision or other anti-takeover measure, on October 31, 2024, the Company entered into Corporate Action, Change of Control, and Extraordinary Performance Agreements (the “Agreement”) with Rory J. Cutaia, Founder, Chairman and CEO of the Company, and James Geiskopf, Lead Director, (the “Awardees”) pursuant to which the Company will issue fully vested restricted stock units (“RSU”) subject to certain triggering events (the “Triggering Events”), as described below. Each RSU represents the right to be issued one share of common stock (the shares upon vesting, are subject to the restrictions as set forth in the Agreement, under the Company’s 2019 Omnibus Incentive Plan, or the RSU award agreement).

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, certain information concerning outstanding restricted stock awards as of December 31, 2024. Market value was determined using the closing price of our common stock on December 31, 2024, which was $6.54.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market value (in thousands) of shares of units of stock that have not vested ($)	Vest date
Rory J. Cutaia	10	1	January 4, 2025(1)
	26	1	January 20, 2026(1)
	50,968	333	November 8, 2028 (1)

Bill J. Rivard(2)	514	3	September 28, 2027(1)
	22,936	150	November 8, 2028 (1)

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023.

The following table sets forth, for each Named Executive Officer, certain information concerning outstanding option awards as of December 31, 2024:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option Exercise price ($)	Option expiration date
Rory J. Cutaia	30	-	1,760.00	November 16, 2027(2)
	450	1,352	222.00	June 20, 2028(1)
	186	558	222.00	June 20, 2028(1)

Bill J. Rivard(3)	14	5	14,400.00	November 16, 2026(1)

(1)	25% vesting on the first, second, third, and fourth anniversaries from the grant date.

(2)	All options have fully vested.

(3)	Mr. Rivard was appointed as interim Chief Financial Officer on June 13, 2023.

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2024 (in thousands):

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
James P. Geiskopf	467	160	(2)	627

Kenneth S. Cragun	75	80	(3)	155

Edmund C. Moy	56	80	(4)	136

(1)	Rory J. Cutaia, our Chairman of the Board, Chief Executive Officer, President, and Secretary during the fiscal year ending December 31, 2024, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Cutaia as an employee is disclosed in the section entitled “Executive Compensation – Summary Compensation Table” appearing elsewhere in this Annual Report.

(2)	Represents a grant of restricted stock units on November 8, 2024, with an aggregate fair market value of $160 payable in 16,310 shares of our common stock. The restricted stock units vest on the first anniversary of the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $9.78 and was used to calculate fair market value.

(3)	Represents a grant of restricted stock units on November 8, 2024, with an aggregate fair market value of $80 payable in 8,155 shares of our common stock. The restricted stock units vest on the first anniversary of the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $9.78 and was used to calculate fair market value.

(4)	Represents a grant of stock options on November 8, 2024, totaling 9,019 shares of our common stock valued at $8.847 per option, which was valued using the Black-Scholes option methodology. The stock options expire in five years and vest on the first anniversary of the grant date.

Narrative Disclosure to Director Compensation Table

The annual board fee payable in cash for our Lead Director is $240 and for the other independent directors is $75. In addition, we intend to provide a restricted stock unit or stock options based on recommendations from our independent compensation consultant. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

James P. Geiskopf

Mr. Geiskopf earned total cash compensation for his services to us in the amount of $467 and $175 for the fiscal years ending December 31, 2024 and 2023, respectively.

On November 8, 2024, we granted Mr. Geiskopf restricted stock units with an aggregate fair market value of $160 payable in 16,310 shares of our common stock. The restricted stock units vest on the first anniversary of the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $9.78 and was used to calculate fair market value.

On April 2, 2024, we paid Mr. Geiskopf a performance bonus of $250.

On June 21, 2023, the Company granted Mr. Geiskopf 815 stock options, which expire in five years and vest on the first anniversary of the grant date, with an exercise price of $222.00 per share. The fair value per option of $191.00 was calculated using the Black-Scholes option methodology.

On June 21, 2023, we granted Mr. Geiskopf restricted stock units with an aggregate fair market value of $11, payable in 49 shares of our common stock. The restricted stock units vested on the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $222.00 and was used to calculate fair market value.

On January 20, 2023, the Company granted Mr. Geiskopf 17 stock options, which vested on the grant date, with an exercise price of $1,840.00 per share and were issued to replace forfeited restricted stock units that were issued on January 20, 2022.

Kenneth S. Cragun

Mr. Cragun earned total cash compensation for his services to us in the amount of $75 and $75 for the fiscal years ending December 31, 2024 and 2023, respectively.

On November 8, 2024, we granted Mr. Cragun restricted stock units with an aggregate fair market value of $80 payable in 8,155 shares of our common stock. The restricted stock units vest on the first anniversary of the grant date. The price per share as reported by The Nasdaq Capital Market on the day of issuance was $9.78 and was used to calculate fair market value.

On June 21, 2023, the Company granted Mr. Cragun 408 stock options, which expire in five years and vest on the first anniversary of the grant date, with an exercise price of $222.00 per share. The fair value per option of $191.00 was calculated using the Black-Scholes option methodology.

On January 20, 2023, the Company granted Mr. Cragun 9 stock options, which vested on grant, with an exercise price of $1,840.00 per share, to replace forfeited restricted stock units that were issued on January 20, 2022.

Edmund C. Moy

Mr. Moy was elected to the board on October 21, 2022 and earned total cash compensation for his services to us in the amount of $56 and $0 for the fiscal years ending December 31, 2024 and 2023, respectively.

On November 8, 2024, the Company granted Mr. Moy 9,019 stock options, which expire in five years and vest on the first anniversary of the grant date, with an exercise price of $9.81 per share. The fair value per option of $8.847 was determined using the Black-Scholes option methodology.

On September 28, 2023, the Company granted Mr. Moy 514 stock options, which vested on January 2, 2024, with an exercise price of $146.00 per share. The fair value per option of $132.20 was determined using the Black-Scholes option methodology.

On June 21, 2023, the Company granted Mr. Moy 408 stock options, which expire in five years and vest on the first anniversary of the grant date, with an exercise price of $222.00 per share. The fair value per option of $191.00 was determined using the Black-Scholes option methodology.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each non-employee director, certain information concerning outstanding restricted stock awards as of December 31, 2024. Market value was determined using the closing price of our common stock on December 31, 2024, which was $6.54.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market value (in thousands) of shares of units of stock that have not vested ($)	Vest date
James P. Geiskopf	16,310	107	November 8, 2025(1)

Kenneth S. Cragun	8,155	53	November 8, 2025(1)

(1)	Vesting on the first anniversary of the grant date.

The following table sets forth, for each non-employee director, certain information concerning outstanding option awards as of December 31, 2024:

Name	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)	Option exercise price ($)	Option expiration Date
James P. Geiskopf	26	-	1,760.00	November 16, 2027(1)
	17	-	1,840.00	January 19, 2028(1)
	815	-	222.00	June 20, 2028(1)
Kenneth S. Cragun	13	-	1,760.00	November 16, 2027(1)
	8	-	1,760.00	November 16, 2027(1)
	9	-	1,840.00	January 19, 2028(1)
	408	-	222.00	June 20, 2028(1)
Edmund C. Moy	8	-	1,760.00	November 16, 2027(1)
	408	-	222.00	June 20, 2028(1)
	514	-	146.00	September 27, 2028(1)
	-	9,019	9.81	November 7, 2029(2)

(1)	All options have fully vested.

(2)	Vesting on the first anniversary of the grant date.

Actions to Recover Erroneously Awarded Compensation

At no time during the last fiscal year was the Company required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to our Clawback Policy as attached as Exhibit 97 to this Annual Report.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of MNPI. Although we do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates, we generally issue equity awards to our executive officers annually in the first quarter, and such awards are approved by our Compensation Committee during the first quarter. Additionally, our Insider Trading Policy prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of MNPI about us. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 19, 2025, certain information with respect to the beneficial ownership of our common stock by (i) each of our current directors and director nominees, (ii) each of our named executive officers, (iii) our directors, director nominees and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our outstanding common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe, based on the information furnished to us, that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock issuable upon conversion of convertible notes, exercise of options or warrants, or settlement of restricted stock units, or that may become issuable within 60 days of March 19, 2025, are considered outstanding and beneficially owned by the person holding the convertible notes, options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Rory J. Cutaia	Common	61,573	(4)	6%
James P. Geiskopf	Common	61,027	(5)	5
Kenneth S. Cragun	Common	457	(6)	*
Bill J. Rivard	Common	253	(7)	*
Edmund C. Moy	Common	930	(8)	*
All directors and executive officers as a group	Common	124,240		11%

*	Less than 1%.

(1)	Messrs. Cutaia, Geiskopf, Cragun, and Moy are current directors. Messrs. Cutaia and Rivard are our Named Executive Officers and Messrs. Cutaia and Rivard are our only current executive officers.

(2)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is: c/o Verb Technology Company, Inc., 3024 Sierra Juniper Court, Las Vegas, Nevada 89138.

(3)	Percentage of common stock is based on 1,113,143 shares of our common stock outstanding as of March 19, 2025.

(4)	Consists of (i) 60,869 shares of common stock held directly by Mr. Cutaia, (ii) 30 shares of common stock held by Cutaia Media Group Holdings, LLC (an entity over which Mr. Cutaia has dispositive and voting authority), (iii) 7 shares of common stock held by Mr. Cutaia’s spouse (as to which shares, he disclaims beneficial ownership), (iv) 1 share of common stock held jointly by Mr. Cutaia and his spouse, and (v) 666 shares of common stock underlying stock options exercisable within 60 days of March 19, 2025. This amount excludes 126,854 shares of common stock underlying restricted stock units and 1,910 shares of common stock underlying stock options that will not vest within 60 days of March 19, 2025.

(5)	Consists of (i) 60,168 shares of common stock held directly, (ii) 1 share of common stock held by Mr. Geiskopf’s children, and (iii) 858 shares of common stock underlying stock options exercisable within 60 days of March 19, 2025. This amount excludes 40,589 shares of common stock underlying restricted stock units that will not vest within 60 days of March 19, 2025.

(6)	Consists of (i) 19 shares of common stock held directly, and (ii) 438 shares of common stock underlying stock options exercisable within 60 days of March 19, 2025. This amount excludes 20,295 shares of common stock underlying restricted stock units that will not vest within 60 days of March 19, 2025.

(7)	Consists of (i) 239 shares of common stock held directly and (ii) 14 shares of common stock underlying stock options exercisable within 60 days of March 19, 2025. This amount excludes 57,593 shares of common stock underlying restricted stock units and 5 shares of common stock underlying stock options that will not vest within 60 days of March 19, 2025.

(8)	Consists of 930 shares of common stock underlying stock options exercisable within 60 days of March 19, 2025. This amount excludes 22,470 shares of common stock underlying stock options that will not vest within 60 days of March 19, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

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

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding restricted stock awards, options, warrants and rights (a)	Weighted-average exercise price of outstanding restricted stock awards, options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	216,888	$10.05	15,430,927
Equity compensation plans not approved by security holders	-	$-	-
Total	216,888	$10.05	15,430,927

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

Other than the transactions discussed below, and the executive compensation arrangements described in the section titled “Executive Compensation,” since January 1, 2023, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at the year-end for the fiscal years ended December 31, 2024 and 2023, and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest (any such transaction, a “related party transaction”).

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

Related Party Transactions

Unless otherwise specified, all dollar amounts in this section are in thousands except per share amounts and par values. All historical share and per-share amounts reflected throughout this section have been adjusted to reflect a reverse stock split implemented on October 9, 2024.

Notes Payable to Related Parties

The Company has the following outstanding notes payable to related parties on December 31, 2024 and 2023 (in thousands):

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Largest Aggregate Amount Outstanding Since January 1, 2023	Amount Outstanding as of December 31, 2024	Interest Paid Since January 1, 2024	Interest Paid Since January 1, 2023
Note 1(1)	December 1, 2015	April 1, 2023	12.0%	$1,249	$879	$-	$-	$154
Note 2(2)	April 4, 2016	June 4, 2021	12.0%	343	48	-	-	8
Total notes payable – related parties					$927	$-	$-	$162

(1)	On December 1, 2015, we issued a convertible note payable to Mr. Cutaia in the principal amount of $1,249 to consolidate all loans and advances made by Mr. Cutaia to us as of that date. The note bears interest at a rate of 12% per annum, is secured by our assets, and initially matured on February 8, 2021. 30% of the original principal amount of the note, or $375, was converted to common stock in 2018, while the remaining balance of $825 was not initially convertible.

In February 2021, Mr. Cutaia and the Company amended the note to extend the maturity date from February 8, 2021 to February 8, 2023. In exchange for the extension, the Company issued Mr. Cutaia warrants to purchase 17 shares of common stock with a grant date fair value of $287. The warrants were fully vested upon issuance, are exercisable at $20,880.00 per share, and have a term of three years. There were no other changes to the original terms of the note.

On May 19, 2021, our Board approved an amendment to the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $8,240.00, which was the closing price of the common stock on the amendment date. On May 12, 2022, the maturity date of the note was extended to April 1, 2023. On October 12, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $879.

As of December 31, 2024, the outstanding balance of the note was $0.

45

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

On May 19, 2021, our Board approved an amendment to the note to allow for conversion of the note at any time at the discretion of the holder at a fixed conversion price of $8,240.00, which was the closing price of the common stock on the amendment date. On the same date, $200 of the principal amount of the note was converted into 24 shares of common stock at the fixed conversion price. On September 20, 2023, the Company repaid all of the outstanding principal and accrued interest amounting to $48.

As of December 31, 2024, the outstanding balance of the note was $0.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for the year ended December 31, 2024 and 2023 for professional services rendered by our independent registered public accounting firms, Grassi & Co., CPAs, P.C. (“Grassi”) and Weinberg & Company, P.A. (“Weinberg”) (in thousands):

Fees	2024		2023
	Grassi	Weinberg	Grassi	Weinberg
Audit Fees	$231	$15	$257	$168
Audit-Related Fees	30	13	31	59
Tax Fees	51	-	51	5
All Other Fees	-	-	-	1
Total Fees	$312	$28	$339	$233

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit Fees – These are fees performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to form an opinion on our financial statements.

●	Audit-Related Fees – These are fees for expenses by the independent auditors that are associated with the audit, but don’t fall within the above-described category. Fees for auditor consents for registration filings are included within this category.

●	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax group, except those services related to the audit of our financial statements.

●	All Other Fees – These are fees for other permissible work, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, and for other permissible work performed that does not meet the above-described categories.

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Verb Technology Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verb Technology Company, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Capitalized Software Development Costs and its Useful Life

Critical Audit Matter Description

As of December 31, 2024, the Company’s capitalized software development costs, net of accumulated amortization, aggregated $3.0 million. As disclosed in Note 2 to the consolidated financial statements, due to changes in market conditions and technological trends affecting the software application’s expected future use, management reassessed the estimated remaining useful life of its primary capitalized software development asset. Effective January 1, 2024, the Company revised the asset’s remaining useful life and is now amortizing the asset on a straight-line basis over a period of four years, which represents a change from the previous amortization period.

We identified the assessment of the capitalized software development costs as a critical audit matter due to the following:

a)	The capitalized software development costs are material to the consolidated financial statements;
b)	The change in estimated useful life required significant management judgment regarding the expected future use of the software, technology obsolescence factors, anticipated competitive landscape, and potential changes in customer requirements;
c)	Management’s determination of whether impairment indicators were present as of the consolidated balance sheet date involved significant subjective assessments of qualitative factors, including but not limited to, changes in the business strategy, technological developments, and projected future cash flows expected to be generated by the software; and
d)	Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s estimates and assumptions, as well as the application of heightened professional skepticism.

How the Critical Audit Matter was Addressed in the Audit.

Our audit procedures related to the evaluation of the capitalized software development costs included the following, among others:

a)	We obtained an understanding of controls over the Company’s accounting and disclosures for capitalized software development cost.
b)	We also obtained an understanding of the company’s history and development of the capitalized software through inquiries with management and review of relevant agreements and other source documentation.
c)	With respect to the Company’s valuation and useful life of capitalized software development costs:

i.	We evaluated the methodology used by management to identify and assess potential impairment indicators against the criteria outlined in ASC 360-10-35-21.
ii.	We assessed the qualifications and expertise of management in evaluating the impairment indicators and the prospects of the business utilizing the capitalized software.
iii.	We obtained and evaluated the reasonableness of management’s undiscounted cash flow forecast related to supporting its valuation assertion with respect to the capitalized software development cost. Specifically, we tested the mathematical accuracy of the forecast and evaluated the reasonableness of key assumptions in the cash flow forecast.
iv.	We evaluated the reasonableness of management’s assertion by reviewing evidence of the software’s continued use and functionality, activity, and related agreements with suppliers and partners of the Company.

d)	We assessed the sufficiency of disclosures with respect to capitalized software development costs.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, NY

March 24, 2025

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2024	2023
ASSETS

Current assets
Cash	$7,617	$4,353
Restricted cash	878	-
Accounts receivable, net of allowance for credit losses of $0 and $0 as of December 31, 2024 and 2023, respectively	350	-
ERC receivable – short-term	2,458	-
Short-term investments - trading	4,913	-
Prepaid expenses and other current assets	252	331
Total current assets	16,468	4,684

Capitalized software development costs, net	2,992	3,990
ERC receivable – long-term	-	1,528
Property and equipment, net	331	43
Operating lease right-of-use assets	340	218
Intangible assets, net	178	117
Other non-current assets	326	259

Total assets	$20,635	$10,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$731	$1,408
Accrued expenses	2,326	2,324
Contract liabilities	134	-
Accrued payroll	425	420
Accrued officers’ compensation	534	648
Notes payable, current	20	1,787
Accrued interest	-	533
Operating lease liabilities, current	124	67
Derivative liability	-	1

Total current liabilities	4,294	7,188

Long-term liabilities
Notes payable, non-current	98	362
Operating lease liabilities, non-current	222	164
Total liabilities	4,614	7,714

Commitments and contingencies (Note 16)

Stockholders’ equity
Series C Preferred Stock, $0.0001 par value, 5,000 shares authorized, 0 and 3,000 shares issued and outstanding as of December 31, 2024 and 2023	-	2,980
Common stock, $0.0001 par value, 400,000,000 shares authorized, 993,120 and 106,157 shares issued and outstanding as of December 31, 2024 and 2023	1	1

Additional paid-in capital	203,295	175,766
Accumulated deficit	(187,094)	(175,622)

Stockholders’ equity in Verb Technology Company, Inc.	16,202	3,125
Non-controlling interests	(181)	-

Total stockholders’ equity	16,021	3,125

Total liabilities and stockholders’ equity	$20,635	$10,839

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023

Revenue	$895	$63

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	224	19
Depreciation and amortization	1,077	2,331
General and administrative	11,238	11,508
Total costs and expenses	12,539	13,858

Operating loss from continuing operations	(11,644)	(13,795)

Other income (expense), net
Interest income	692	-
Unrealized loss on short-term investments	(44)	-
Interest expense	(237)	(1,193)
Financing costs	(90)	(1,239)
Other income, net	812	1,162
Change in fair value of derivative liability	1	221
Total other income (expense), net	1,134	(1,049)

Net loss from continuing operations	(10,510)	(14,844)

Loss from discontinued operations, net of tax	-	(7,150)

Net loss	(10,510)	(21,994)

Less: Net loss attributable to non-controlling interests	(181)	-

Net loss attributable to Verb Technology Company, Inc.	(10,329)	(21,994)

Series C Preferred Stock dividend payable	(243)	-
Deemed dividend due to Series C redemption	(900)	-
Deemed dividend due to warrant reset	-	(164)

Net loss to common stockholders	$(11,472)	$(22,158)

Loss per share from continuing operations– basic and diluted	$(19.36)	$(441.48)
Loss per share from discontinued operations– basic and diluted	$-	$(210.33)
Weighted average number of common shares outstanding – basic and diluted	592,478	33,995

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the year ended December 31, 2024:

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2023	3,000	$2,980	106,157	$1	$175,766	$(175,622)	$-	$3,125
Issuance of common stock in connection with public offerings, net	-	-	415,487	-	18,596	-		18,596
Fair value of vested restricted stock awards, stock options and warrants	-	-	197	-	1,943	-		1,943
Fair value of common shares issued as payment on notes payable	-	-	95,573	-	2,867	-		2,867
Series C Preferred Shares redeemed in exchange for common shares	(3,000)	(2,980)	342,672	-	3,880	(900)		-
Series C Preferred Stock dividend payable paid with the issuance of common shares	-	-	32,913	-	243	(243)		-
Issuance of shares for fractional adjustments related to reverse stock split			121	-	-	-		-
Net loss	-	-	-	-	-	(10,329)	(181)	(10,510)
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021

For the year ended December 31, 2023:

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2022	-	$-	14,590	$1	$158,629	$(153,464)	$-	$5,166
Issuance of common stock in connection with public offerings, net	-	-	51,864	-	9,110	-	-	9,110
Sale of Series C Preferred Stock	3,000	2,980	-	-	(180)	-	-	2,800
Fair value of vested restricted stock awards, stock options and warrants	-	-	1,013	-	2,400	-	-	2,400
Deemed dividend due to warrant reset	-	-	-	-	164	(164)	-	-
Issuance of shares for fractional adjustments related to reverse stock split	-	-	156	-	-	-	-	-
Fair value of common shares issued for services	-	-	641	-	200	-	-	200
Fair value of common shares issued to settle accrued expenses			1,383	-	346	-	-	346
Fair value of common shares issued as payment on notes payable			36,510	-	5,097	-	-	5,097
Net loss	-	-	-	-	-	(21,994)	-	(21,994)
Balance as of December 31, 2023	3,000	$2,980	106,157	$1	$175,766	$(175,622)	$-	$3,125

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023

Operating Activities:
Net loss	$(10,510)	$(21,994)
Loss from discontinued operations, net of tax	-	7,150
Adjustments to reconcile net loss used in operating activities, net of discontinued operations:
Depreciation and amortization	1,077	2,331
Share-based compensation	2,079	2,503
Amortization of debt discount	99	310
Amortization of debt issuance costs	73	241
Non-cash finance costs	90	1,239
Unrealized loss on short-term investments	44	-
Gain on lease termination	-	(263)
Change in fair value of derivative liability	(1)	(221)
Effect of changes in assets and liabilities, net of discontinued operations:
Accounts receivable	(350)	-
Prepaid expenses and other current assets	(58)	85
ERC receivable	(930)	-
Operating lease right-of-use assets	66	195
Other assets	(67)	13
Accounts payable, accrued expenses, and accrued interest	(438)	(251)
Contract liabilities	134	-
Operating lease liabilities	(73)	(80)
Net cash used in operating activities attributable to continuing operations	(8,765)	(8,742)
Net cash used in operating activities attributable to discontinued operations	-	(1,855)

Investing Activities:
Capitalized software development costs	-	(239)
Purchases of investments – trading securities	(5,502)	-
Proceeds from sale of investments – trading securities	545	-
Purchases of property and equipment	(342)	(32)
Purchases of intangible assets	(86)	(35)
Net cash used in investing activities attributable to continuing operations	(5,385)	(306)
Net cash provided by (used in) investing activities attributable to discontinued operations	-	4,750

Financing Activities:
Proceeds from sale of common stock	18,596	9,215
Proceeds from sale of Series C Preferred Stock	-	2,980
Proceeds from notes payable	-	1,000
Payments for offering costs related to common stock offerings	(105)	-
Payments for offering costs related to Series C Preferred Stock	(180)	-
Payment of convertible note payable – related party	-	(765)
Payment of notes payable	(19)	(388)
Payment for convertible notes payable	-	(1,350)
Net cash provided by financing activities attributable to continuing operations	18,292	10,692
Net cash used in financing activities attributable to discontinued operations	-	(2,615)

Net change in cash and restricted cash	4,142	1,924

Cash and restricted cash - beginning of year	4,353	2,429

Cash and restricted cash - end of year	$8,495	$4,353

The accompanying notes are an integral part of these consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Our business is currently comprised of three distinct, yet complimentary business units, all three of which are currently operating and generating revenue. The first business unit is MARKET.live focused on interactive video-based social commerce. Our MARKET.live platform is a multi-vendor, livestream social shopping destination leveraging the convergence of ecommerce and entertainment. Brands, retailers and creators that join MARKET.live have the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, YouTube, LinkedIn, Facebook, Instagram, Twitch, as well as on MARKET.live, reaching exponentially larger audiences.

The Company has developed and deployed technology integrations with META, TikTok, and Pinterest, among many others. For example, the Meta integration created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram. Our TikTok technology integration allows shoppers watching a MARKET.live stream on TikTok to stay on TikTok and check out through TikTok, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Last year we announced an expanded strategic relationship with TikTok evidenced by a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates leads to MARKET.live for a menu of MARKET.live contract-based recurring fee revenue services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok store, hosting training sessions and webinars for prospective TikTok Shop sellers, full creative services including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. The same services are currently provided to consumer brands that contact us directly or through several brand agencies with which we maintain affiliate relationships.

On March 4, 2025, we announced the execution of a binding term sheet to acquire LyveCom, an artificial intelligence (“AI”) driven video commerce platform. The transaction is subject to certain terms and conditions, including completion of an audit of Lyvecom’s financial statements, which terms and conditions are set forth in detail in the Form 8-K filed on March 4, 2025. See Note 18 – Subsequent Events.

The second business unit is GO FUND YOURSELF!, an interactive social crowd funding platform for public and private companies seeking broad-based exposure across numerous social media channels for their crowd-funded Regulation CF and Regulation A offerings. The platform combines an interactive reality TV show that has been described as a combination of Shark Tank and Kickstarter with MARKET.live’s back-end capabilities allowing viewers to tap or scan onscreen icons and QR codes to facilitate an investment, in near real time, as they watch companies presenting before the Show’s panel of “Titans”. Presenting companies that sell consumer products are able to offer their products directly to viewers during the show in near real time through the same onscreen technology.

The Show airs weekly on CheddarTV, available on most cable operators, prime time at 7pm EST. The Go Fund Yourself business unit generates revenue from cash fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold. The Show’s expert panel of “Titans” include rotating celebrity guest Titans from the worlds of business, sports, and entertainment, such as NFL Hall of Fame running back Marshall Faulk, among many others, as well as the recurring panel of Titans that include David Meltzer – Chairman of the Napoleon Hill Institute and Former CEO of the Leigh Steinberg Sports & Entertainment agency; Jayson Waller – thought leader, CEO of multiple multi-million-dollar companies, and host of the popular ‘Jayson Waller Unleashed’ Podcast; and Rory J. Cutaia – the Show’s creator and the Founder, Chairman and CEO of Verb, each of whom are executive producers and minority owners of the Show

The third business unit is Vanity Prescribed, a new telehealth initiative not unlike such companies as “HIMS” and “HERS” that are currently exploiting the rapid growth associated with the resale of the new weight-loss drugs. Vanity Prescribed leverages MARKET.live’s social commerce technology which the Company intends to employ to disrupt the traditional healthcare model by utilizing social commerce capabilities to provide tailored healthcare solutions at affordable, fixed prices, without hidden fees, membership costs, or inflated pharmaceutical markups.

On March 11, 2025, the Company announced the launch of GoodGirlRx.com, a partnership under Vanity Prescribed with Savannah Chrisley, a well-known lifestyle personality with millions of social media followers and an advocate for health and wellness. Through GoodGirlRx.com, customers will have access to convenient, no-hassle telehealth services and pharmaceuticals, including the new weight-loss drugs, that offer fixed pricing regardless of dosage, breaking away from the industry’s traditional model of excessive pricing and pharmaceutical gatekeeping. Through GoodGirlRx.com customers will be able to obtain virtual doctor visits with licensed physicians who can prescribe the weight loss drugs and other pharmaceuticals available to purchase on the site for those that qualify. Subscription pricing is also available through the site.

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

On June 13, 2023, the Company disposed of all of its operating SaaS assets of Verb Direct and Verb Acquisition, (referred to collectively as the “SaaS Assets”) pursuant to an asset purchase agreement in consideration of the sum of $6,500, $4,750 of which was paid in cash by the buyer at the closing of the transaction. An additional payment in the aggregate of $750 will be paid by the buyer if certain profitability and revenue targets are met during the second year following the closing date as set forth more particularly in the asset purchase agreement. A similar payment would have been due and payable to the Company after the first year following the closing if the buyer had met certain profitability and revenue targets specified in the asset purchase agreement, which it failed to meet. The sale of the SaaS Assets was undertaken to allow the Company to focus its resources on its burgeoning MARKET.live business unit which it expects over time will create greater shareholder value.

On November 15, 2024, the Company formed Go Fund Yourself Show LLC (“Go Fund Yourself”), a Nevada limited liability company. Go Fund Yourself is a majority-owned subsidiary of the Company established for the Go Fund Yourself show.

As of December 31, 2024, the Company had cash and restricted cash of $8,495 and short-term investments of $4,913. Subsequent to year end, the Company received $1,724 related to its ERC short-term receivable.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

On April 18, 2023, we implemented a 1-for-40 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). Our Common Stock commenced trading on a post Reverse Stock Split basis on April 19, 2023. As a result of the Reverse Stock Split, every forty (40) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of forty and the exercise price of such securities increased by a factor of forty, as of April 18, 2023. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Annual Report have been adjusted to reflect this Reverse Stock Split. The par value per share of our Common Stock was not affected by this Reverse Stock Split.

On October 8, 2024, we implemented a 1-for-200 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). Our Common Stock commenced trading on a post Reverse Stock Split basis on October 9, 2024. As a result of the Reverse Stock Split, every two hundred (200) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of two hundred and the exercise price of such securities increased by a factor of two hundred, as of October 8, 2024. All historical share and per-share amounts reflected throughout our condensed consolidated financial statements and other financial information in this Annual Report have been further adjusted to reflect this Reverse Stock Split. The par value per share of our Common Stock was not affected by this Reverse Stock Split.

As discussed in Note 1, among the terms of the Sale of the SaaS Assets was that additional payments of $1,750 will be paid to us by the buyer if certain profitability and revenue targets are met within the two-year period following the closing date. The contingent payments were not recorded at the closing date of the sale and will be recognized as the cash is received and the contingency resolved pursuant to ASC 450-30.

In connection with the SaaS sale, the Company had also met the criterion pursuant to ASC 205-20, Discontinued Operations, as a strategic shift from operating and managing a SaaS business to operating and managing a live streaming shopping platform has occurred because of the sale. As a result, the Company’s consolidated results of operations and statements of cash flows reflect the presentation of discontinued operations.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, verbMarketplace, LLC and Go Fund Yourself LLC. All intercompany accounts have been eliminated in the consolidation.

Go Fund Yourself is not wholly owned, but the Company has consolidated the results of Go Fund Yourself as it has been determined that the Company has the power to direct and control the activities of this entity and has a 51% voting interest. The equity interests of others who own less than 50% in Go Fund Yourself are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of operations.

Certain prior period amounts have been reclassified to conform to the current year presentation within the consolidated financial statements for the years ended December 31, 2024 and 2023.

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

Segment Information

Effective July 1, 2024, the Company operates as two reportable segments, MARKET.live and Go Fund Yourself. We identify our segments in accordance with ASC 280, Segment Reporting, and in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance. See Note 17 for disclosures of Segment Information.

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

Pursuant to ASC 606, revenue is recognized when performance obligations (defined below) under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services.

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations for each segment are described below within each segment’s discussion of revenue recognition.

MARKET.live revenue is derived from contract-based recurring fee revenue services that include, among other things, a full suite of social commerce services for consumer brands and merchants seeking to adopt or expand online commerce and social selling capabilities, including end-to-end creative services such as content creation and full remote and in-studio production services, host/influencer/affiliate casting and management, TikTok Shop and other social media platform online store creation, set-up and establishment, maintenance and enhancements. Clients are referred to us through our existing partnership with TikTok Shop and other social media channels, as well as from several brand agencies with whom we maintain affiliate relationships. The revenue associated with these services is typically recognized over time as the performance obligations are completed.

Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as for certain services the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

MARKET.live performance obligations for other services include special projects, content creation, and livestream management. Performance obligations also include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform and customer service support. These performance obligations are distinct and contribute to the overall service delivery and client management.

GO FUND YOURSELF Show (“GFY”) derives revenue from fees we charge to issuers for full-scale onsite production services as the first 75% of the contract value is recognized as revenue once the show has been shot at the Company’s production facilities. The Company satisfies this performance obligation when the shooting is complete. Revenues are also derived from fees we charge to issuers for post-production services and for marketing, ad, and content creation and distribution services. Upon delivery of the post-production services which includes airing the show on Cheddar network, the remaining 25% of the contract value is recognized as revenue. The revenue associated with these services is recognized over time as the performance obligations are completed. GFY fees are based on service packages that range from $15,000 to $60,000 per client issuer. The Company accepts cash as payment or equity (non-cash) as payment for these services. For those client issuers that sell products during the airing of the show through our platform, we charge a fee of up to 25% of the gross sales revenue for all products sold.

GO FUND YOURSELF Show performance obligations include the shoot date production services and post-production services that include editing services to create clips from the Show that the client issuers can distribute across social media and utilize in connection with their marketing initiatives. These performance obligations are distinct and contribute to the overall service delivery and client issuer engagement.

Vanity Prescribed/GoodGirlRx.com derives revenue from the sale of prescription and non-prescription pharmaceutical and health-care products, both through long-term subscriptions and non-prescription programs. The revenue associated with this revenue stream is recognized as of a point in time when the product is shipped to the customer.

The Company bears the entire performance obligation and risk. The primary performance obligation is the shipment of the prescribed medication to the customer. Ancillary services, such as prescription verification and customer support, are not distinct and are considered part of the medication delivery process. The cost of the consultation is only part of the performance obligation if the client does not already have a prescription. This is consistent with our position that our performance obligation is limited to shipping because we could not ship the product until the physician from the consultation issues the prescription.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the years ended December 31, 2024 and 2023, were substantially all generated from clients and customers located within the United States of America.

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

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	As of December 31,
	2024	2023

Beginning balance	$-	$-

Increase due to deferral of revenue	167	-
Decrease due to recognition of revenue	(33)	-

Ending balance	$134	$-

The Company expects to recognize revenue related to contract liabilities within the next 12 months.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is stated at net realizable value. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of December 31, 2024 and 2023, the accounts receivable balance was $350 and $0, respectively.

The Company follows ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. As of December 31, 2024 and 2023, the allowance for credit losses balance was $0 and $0, respectively.

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s consolidated balance sheet at December 31, 2024. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s condensed consolidated statements of operations for the year ended December 31, 2024.

The Company’s investments in trading securities are classified as current based on the intent of management, the nature of the investments and their availability for use in current operations. See Note 3 – Investments and Fair Value Measurements for further details of the Company’s investments at December 31, 2024.

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

Business Combinations

Pursuant to FASB ASC 805, Business Combinations (“ASC 805”), the Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from, acquired technology, trademarks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is the period needed to gather all information necessary to make the purchase price allocation, not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note 18 for Subsequent Events.

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

The Company did not record any impairment charges related to indefinite lived intangible assets for the years ended December 31, 2024 and 2023.

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

Leases

The Company leases two separate studios under lease agreements with monthly payments over a period of 36 months. The Company also leases space for its corporate office under a month-to-month lease agreement. The Company determines whether a contract contains a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2024, and 2023, the Company has not established a liability for uncertain tax positions.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as part of stockholders’ equity. Accordingly, the Series C Preferred Stock offering on December 29, 2023 is classified as part of stockholders’ equity as of December 31, 2023. During the year ended December 31, 2024, all of the Series C Preferred Stock outstanding and the related dividend payable were redeemed in exchange for common shares.

Non-controlling Interests

Non-controlling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. In January 2025, we have entered into arrangements with third-party investors under which the investors are determined to hold non-controlling interests in entities fully consolidated by the Company. The net assets of the shared entities are attributed to the controlling and non-controlling interests based on the terms of the governing contractual arrangements. The net loss of $181 that is allocated to the non-controlling interests is included in the consolidated statement of operations for the year ended December 31, 2024.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to their short-term nature. The carrying amount of the Company’s financial obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities, see Note 3 for Investments and Fair Value Measurements and Note 10 for Derivative Liability.

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

Advertising Costs

All costs associated with advertising, promotion and marketing programs are expensed as incurred. Advertising expense totaled $583 and $441 for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, and 2023, the Company had total outstanding options of 18,075 and 10,435, respectively, outstanding warrants of 3,545 and 4,598, respectively, outstanding restricted stock units of 198,823 and 767, respectively, which were all excluded from the computation of net loss per share because they are anti-dilutive due to the Company’s net loss position during the reported periods.

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

The Company extends limited credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for credit losses and sales credits. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers.

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2024 and 2023:

Years Ended December 31,
	2024	2023
The Company’s largest customers are presented below as a percentage of the aggregate

Accounts Receivable	Two customers accounted for 30% of the ending balance	No customers individually over 10%

Revenues	One customer accounted for 26% of revenues, attributable to Market.live segment	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 17% of its purchases individually and in the aggregate, attributable to Market.live segment	One vendor that accounted for 20% of its purchases individually and in the aggregate, attributable to Market.live segment

Supplemental Cash Flow Information

	Years Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$399
Cash paid for income taxes	$1	$2

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Fair value of common shares issued to settle accounts payable and accrued expenses	-	346
Fair value of common shares issued as payment on notes payable	2,777	5,097
Fair value of common shares issued as payment to redeem Series C preferred shares	4,123	-
Derecognition of operating lease right-of-use asset	-	1,186
Derecognition of operating lease liabilities	-	1,870
Derecognition of other assets and liabilities related to lease termination	-	421
Recognition of operating lease right-of-use asset and related lease liability	187	245
Unpaid offering costs related to common stock offerings	-	105
Unpaid offering costs related to preferred stock offering	-	180
Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Discount recognized from advances on future receipts	$-	$558

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires the disclosure of incremental segment information on an annual and interim basis, including the disclosure of significant segment expense categories. ASU 2023-07 is effective for fiscal years beginning after December 31, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendment was adopted by the Company in the fourth quarter of 2024, and the related consolidated financial statement disclosures have been included within this Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional income tax disclosures, including amendments to the rate reconciliation and income taxes paid disclosure. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued after the effective date or (2) retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the effect this standard will have on the consolidated financial statement disclosures.

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

A summary of our short-term investments as of December 31, 2024 and 2023, are as follows:

	As of December 31,
	2024	2023

U.S. treasury securities	$3,731	$-
Corporate bonds	1,182	-
Short-term investments	$4,913	$-

Marketable securities

Marketable securities as of December 31, 2024 consisted of the following:

	Cost of Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable debt securities
U.S. treasury securities	$3,706	$25	$-	$3,731
Corporate bonds	1,174	8	-	1,182
Total marketable debt securities	$4,880	$33	$-	$4,913

Fair Value Measurements

Our financial instruments include cash, prepaid expenses, accounts payable, and accrued liabilities. The fair value of cash, prepaid expenses, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature, which are all considered Level 1. The fair value of long-term debt approximates its carrying value.

Our financial instruments measured at fair value on a recurring basis consisted of U.S. treasury securities, corporate bonds and derivative liabilities (see Note 10). U.S. treasury securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. Corporate bonds are valued based on quoted prices in markets that are less active and are generally classified within Level 2 of the fair value hierarchy. We did not hold Level 1 or Level 2 financial instruments as of December 31, 2023.

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of December 31, 2024, and 2023.

Financial instruments measured at fair value on a recurring basis as of December 31, 2024 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable debt securities
U.S. treasury securities	$3,731	$-	$-	$3,731
Corporate bonds	-	1,182	-	1,182
Total marketable debt securities	$3,731	$1,182	$-	$4,913

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 of internal and external development costs as of December 31, 2024 and 2023, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the years ended December 31, 2024 and 2023, the Company amortized $998 and $2,209, respectively.

Capitalized software development costs, net consisted of the following:

	As of December 31,
	2024	2023

Beginning balance	$3,990	$6,176

Additions	-	23
Amortization	(998)	(2,209)
Ending balance	$2,992	$3,990

The expected future amortization expense for capitalized software development costs as of December 31, 2024, is as follows:

Year ending	Amortization
2025	$998
2026	997
2027	997
Total amortization	$2,992

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

Computers	$57	$51
Furniture and fixtures	6	-
Machinery and equipment	315	51
Leasehold improvements	81	15
Total property and equipment	459	117
Accumulated depreciation	(128)	(74)
Total property and equipment, net	$331	$43

Depreciation expense amounted to $54 and $122 for the years ended December 31, 2024 and 2023, respectively.

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

The following information presents the net revenues and net loss of the SaaS business for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023

Net revenues	$-	$3,814

Net loss	$-	$(7,150)

7. OPERATING LEASES

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

On August 8, 2023, the Company entered into a studio office lease agreement for its Market.live studio in California. The agreement requires the Company to pay $8 per month for a term through September 30, 2026. In accordance with ASC 842, the Company recognized a right-of-use asset and the related lease liability of $245.

On November 1, 2023, the Company entered into a corporate office sublease agreement with Mr. Cutaia for its executive office in Las Vegas, Nevada. The lease is cancellable by either party with 30 days advance written notice and the monthly rent amount is five hundred dollars due at the beginning of the month. This lease was terminated during the year ended December 31, 2024.

On April 1, 2024, the Company entered into a corporate office sublease agreement with a related party for its executive office in Las Vegas, Nevada. The agreement requires the Company to pay $1.5 per month for a term through March 31, 2025. Thereafter, the lease shall continue on a month-to-month basis, subject to termination by either party upon written notice.

On November 18, 2024, the Company entered into a studio office lease agreement for its Go Fund Yourself studio in California. The agreement requires the Company to pay $6 per month for a term through January 31, 2028. In accordance with ASC 842, the Company recognized a right-of-use asset and the related lease liability of $187.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2024	2023
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$148	$264

Other information
Cash paid for amounts included in the measurement of lease liabilities	$92	$143
Weighted average remaining lease term – operating leases (in years)	2.48	2.75
Weighted average discount rate – operating leases	6.8%	9.0%

	As of December 31,
	2024	2023
Operating leases
ROU assets	$340	$218

Short-term operating lease liabilities	$124	$67
Long-term operating lease liabilities	222	164
Total operating lease liabilities	$346	$231

Year ending	Operating Leases
2025	$156
2026	143
2027	71
2028	6
Total lease payments	376
Less: Imputed interest/present value discount	(30)
Present value of lease liabilities	$346

8. ACCRUED OFFICERS’ COMPENSATION

Accrued officers’ compensation consists primarily of unpaid compensation for the Company’s Chief Executive Officer and its Interim Chief Financial Officer.

As of December 31, 2024, and 2023, accrued officers’ compensation amounted to $534 and $648, respectively.

9. NOTES PAYABLE

The Company has the following outstanding notes payable as of December 31, 2024 and 2023:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2024	Balance at December 31, 2023
Note payable (A)	May 15, 2020	May 15, 2050	3.75%	$150	$118	$137
Promissory note payable (B)	November 7, 2022	May 7, 2024	9.0%	5,470	-	1,179
Promissory note payable (C)	October 11, 2023	April 11, 2025	9.0%	1,005	-	1,005
Debt discount					-	(99)
Debt issuance costs					-	(73)
Total notes payable					118	2,149
Non-current					(98)	(362)
Current					$20	$1,787

(A)	On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Monthly payments, including principal and interest, began on October 26, 2022. As of December 31, 2024, and 2023, the outstanding balance under the note was $118 and $137, respectively. See Note 18 – Subsequent Events.

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

In connection with the November Note Offering, the Company incurred $335 of debt issuance costs. The debt issuance costs and the debt discount of $450 are being amortized over the term of the November Notes using the effective interest rate method. As of December 31, 2023, the amount of unamortized debt discount and debt issuance costs was $99 and $73, respectively. During the year ended December 31, 2024, the Company amortized the remaining amount of $99 of debt discount and $73 of debt issuance costs.

During the year ended December 31, 2024, the Company issued 57,422 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,720 on the outstanding balance of the November Notes. The shares issued for the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. As a result, there was no gain or loss on the transaction.

On March 18, 2024, the Company paid the November Notes in full.

(C)

On October 11, 2023, the Company entered into a note purchase agreement with Streeterville pursuant to which Streeterville purchased the Note in the aggregate principal amount of $1,005. The Note bears interest at 9.0% per annum compounded daily. The maturity date of the Note is 18 months from the date of its issuance.

During the year ended December 31, 2024, the Company issued 38,151 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note. The shares issued under the share exchange agreement were valued based upon the Nasdaq at-the-market price and is being consistently applied for each share exchange. The shares issued for the final share exchange agreement on May 3, 2024 were valued at a 10% discount resulting in a loss on this particular transaction of $90. This amount has been recorded as a finance cost in the Company’s consolidated statement of operations for the year ended December 31, 2024.

On May 3, 2024, the Note was repaid in full.

The following table provides a breakdown of interest expense for the periods presented:

	Years Ended December 31,
	2024	2023

Interest expense – amortization of debt discount	$99	$310
Interest expense – amortization of debt issuance costs	73	241
Interest expense – other	65	642

Total interest expense	$237	$1,193

Total interest expense for notes payable to related parties was $0 and $72 for the years ended December 31, 2024 and 2023, respectively. The Company paid $0 and $162 in interest to related parties for the years ended December 31, 2024 and 2023, respectively.

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

The derivative liabilities were valued using a Binomial pricing model with the following assumptions:

	As of December 31,
	2024	2023
Stock Price	$6.54	$34.00
Exercise Price	$1,600.00	$1,600.00
Expected Life	0.14	1.08
Volatility	190%	202%
Dividend Yield	0%	0%
Risk-Free Interest Rate	4.39%	4.79%
Total Fair Value	$-	$1

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

During the year ended December 31, 2024, the Company recorded other income of $1 to account for the decrease in the fair value of these derivative liabilities. As of December 31, 2024, the balance of derivative liabilities was $0.

During the year ended December 31, 2023, the Company recorded other income of $221 to account for the decrease in the fair value of these derivative liabilities. As of December 31, 2023, the balance of derivative liabilities was $1.

11. CAPITAL STOCK

Common Stock

The Company’s common stock activity for the year ended December 31, 2024 was as follows:

Shares Issued as Part of ATM Offerings

During December 2023, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant Sales Agreement”) to sell shares of its common stock pursuant to a prospectus supplement to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the year ended December 31, 2024, the Company has issued 278,501 shares of the Company’s common stock pursuant to the Ascendiant Sales Agreement and received net proceeds of $12,130, net of offering costs of $136.

Regulation A Public Offering

During the year ended December 31, 2024, the Company issued 136,986 shares of its common stock and received net proceeds of $6,466, net of offering costs of $109, resulting from a Form 1-A public offering of its common stock pursuant to Regulation A.

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

Shares Issued as Payment on Notes Payable

During the year ended December 31, 2024, the Company issued 57,422 shares of its common stock to Streeterville in exchange for a reduction of $1,720 on the outstanding balance of the November Notes.

During the year ended December 31, 2024, the Company issued 38,151 shares of its common stock pursuant to an exchange agreement in exchange for a reduction of $1,057 on the outstanding balance of the Note.

Shares Issued for Services

During the year ended December 31, 2024, the Company issued 23 shares of common stock to its CEO, Rory Cutaia, associated with the vesting of Restricted Stock Units.

During the year ended December 31, 2024, the Company issued 171 shares of common stock to its Interim Chief Financial Officer associated with the vesting of Restricted Stock Units.

Series C Preferred Shares Redeemed in Exchange for Common Shares

During the year ended December 31, 2024, the Company redeemed 3,000 Series C Preferred Shares in exchange for 342,672 common shares in order to reduce the amount of dividend to be accrued. The Company recorded a deemed dividend of $900 to Series C Preferred Shareholders during the year ended December 31, 2024. On October 14, 2024, the Company redeemed 187 Series C Preferred Shares in exchange for 32,913 common shares to fully repay the amount accrued for preferred dividends.

Reverse Stock Split

On October 8, 2024, we implemented a 1-for-200 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). Our Common Stock commenced trading on a post Reverse Stock Split basis on October 9, 2024. As a result of the Reverse Stock Split, every two hundred (200) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of two hundred and the exercise price of such securities increased by a factor of two hundred, as of October 8, 2024. All historical share and per-share amounts reflected throughout our condensed consolidated financial statements and other financial information in this Annual Report have been adjusted to reflect the Reverse Stock Split. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

Corporate Action, Change of Control, and Extraordinary Performance Agreements

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

During the year ended December 31, 2024, the Company recognized $785 of stock compensation expense pursuant to the terms of the agreement for the achievement of extraordinary performance-based quarterly revenue milestones as of December 31, 2024. See Note 18 – Subsequent Events.

The Company’s common stock activity for the year ended December 31, 2023 was as follows:

Shares Issued as Part of Public Offering

On January 24, 2023, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis”) as underwriter relating to the offering, issuance and sale of 4,506 shares of the Company’s common stock at a public offering price of $1,600.00 per share. The net proceeds for the offering were $6,578, after deducting discounts, commissions and estimated offering expenses. As a result of this transaction, certain warrants which previously had an exercise price of $2,720.00 per share, had the exercise price reduced to $1,600.00 per share.

Shares Issued as Part of ATM Agreements

During the year ended December 31, 2023, the Company sold 47,358 shares and received net proceeds of $2,637 net of offering costs of $43, resulting from all ATM sales.

Shares Issued for Services

During the year ended December 31, 2023, the Company issued 782 shares of common stock to officers, directors and employees associated with the vesting of restricted stock units.

During the year ended December 31, 2023, the Company issued 10 shares of common stock to employees associated with a special incentive program. The shares of common stock were valued based on the closing price of the Company’s common stock on the date of issuance. The aggregate fair value of $11 was recorded as share-based compensation expense on the date of issuance.

During the year ended December 31, 2023, the Company issued 221 shares of common stock to Mr. Cutaia associated with the vesting of restricted stock units.

On September 5, 2023, the Company issued 641 shares of common stock to certain vendors for services rendered and to be rendered with an aggregate grant date fair value of $200. These shares of common stock were valued based on the closing price of the Company’s common stock on the date of the issuance or the date the Company entered into the agreement related to the issuance.

Shares Issued for Settlements of Accrued Expenses

During the year ended December 31, 2023, the Company issued 466 shares of common stock to settle accrued expenses. The fair market value of the shares issued was based on the closing price of the Company’s common stock on the dates of each settlement, which amounted to $146.

Shares Issued for Settlement of Litigation

On September 19, 2023, the Company issued 917 shares to certain other investors to settle litigation, see Note 14. The fair market value of the shares issued was based on the closing price of the Company’s common stock on the date of the settlement, which amounted to $200. A loss of $(200) was recorded within other income (expense), net in the consolidated statement of operations for the year ended December 31, 2023. In exchange for the shares, 161 warrants were cancelled as part of the settlement agreement.

Shares Issued as Payment on Notes Payable

During the year ended December 31, 2023, the Company issued 36,510 shares to Streeterville in exchange for a reduction on the Company’s note payable outstanding balance with Streeterville amounting to $5,097.

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

Equity Incentive Plan

At the Special Meeting of Stockholders on April 10, 2023, the stockholders of the Company approved an amendment to the Company’s 2019 Incentive Compensation Plan to increase the number of shares authorized under the plan by 15,000,000 shares of common stock to be authorized for awards granted under the plan.

Preferred Stock

The Company’s preferred stock activity for the year ended December 31, 2024 was as follows:

Series C

During the year ended December 31, 2024, the Company redeemed 3,000 Series C Preferred Shares in exchange for 342,672 common shares in order to reduce the amount of dividend to be accrued. The transaction was done at the Nasdaq at-the-market price. No broker was involved in the transaction and no fees or commissions were paid or incurred by the Company. The Company recorded a deemed dividend of $900 to Series C Preferred Shareholders to account for the difference between the initial investment of $1,000 per Series C Preferred Share and the Stated Value of $1,300 per Series C Preferred Share, the Redemption Price. On October 14, 2024, the Company redeemed 187 Series C Preferred Shares in exchange for 32,913 common shares to fully repay the amount accrued for preferred dividends.

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

12. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the years ended December 31, 2024 and 2023 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2023	450	$5,808.00
Granted	1,424	186.00
Vested/ deemed vested	(1,004)	1,194.00
Forfeited and other	(103)	8,098.00
Non-vested at December 31, 2023	767	$1,176.00
Granted	198,265	9.78
Vested/deemed vested	(197)	1,518.00
Forfeited and other	(12)	8,480.00
Non-vested at December 31, 2024	198,823	$12.28

On November 8, 2024, the Company granted 198,265 restricted stock units to officers, employees and directors. The restricted stock units vest on November 8 of each year from 2025 through 2028. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had an aggregate grant date fair value of $1,939, which is being amortized as share-based compensation expense over the respective vesting terms.

On September 28, 2023, the Company granted 685 restricted stock units to its interim Chief Financial Officer. The restricted stock units vest annually through September 2027. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $100, which is being amortized as share-based compensation expense over the vesting term.

On June 21, 2023, a total of 727 shares of restricted stock with a grant date fair value of $161 was granted pursuant to the Cost Savings Plan that was extended through April 30, 2023. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and vested on the grant date. The total shares issued for these vested restricted stock units include 259 granted to officers and 50 granted to directors.

The total fair value of restricted stock units that vested or deemed vested during the year ended December 31, 2024 was $299. The share-based compensation expense recognized relating to the vesting of restricted stock units for the years ended December 31, 2024 and 2023 amounted to $1,254 and 1,103, respectively. As of December 31, 2024, the amount of unvested compensation related to issuances of restricted stock units was $2,032 which will be recognized as an expense in future periods as the shares vest. When calculating basic net loss per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net loss per share, these shares are included in weighted average common shares outstanding as of their grant date.

See Note 18 – Subsequent Events.

13. STOCK OPTIONS

A summary of option activity for the years ended December 31, 2024 and 2023 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2023	696	$10,422.00	3.37	$-
Granted	10,293	190.00	-	-
Forfeited and other	(554)	12,096.00	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	10,435	240.14	4.60	-
Granted	9,019	9.81	-	-
Forfeited and other	(1,379)	333.58	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	18,075	$127.61	4.22	$-

Vested December 31, 2024	4,911	$284.37	3.58	$-

Exercisable at December 31, 2024	4,911	$284.37	3.58	$-

As of December 31, 2024, the intrinsic value of the outstanding options was $0.

On November 8, 2024, the Company granted stock options to a board member to purchase a total of 9,019 stock options. The options have an exercise price of $9.81, expire in five years, and vest one year from the grant date. The total grant date fair value of these options was $80 based on the Black-Scholes option pricing model.

On September 28, 2023, the Company granted stock options to employees to purchase a total of 4,600 stock options. The options have an average exercise price of $146.00 per share, expire in five years, and vest annually over 4 years. The total grant date fair value of these options was $608 based on the Black-Scholes option pricing model.

On June 21, 2023, the Company granted stock options to board members to purchase a total of 4,988 stock options. The options have an average exercise price of $222.00 per share, expire in five years, and vest one year from the grant date. The total grant date fair value of these options was $953 based on the Black-Scholes option pricing model. On September 28, 2023, the Company granted stock options to a board member to purchase a total of 514 stock options. The options have an average exercise price of $146.00 per share, expire in five years, and vested on the grant date. The total grant date fair value of these options was $68 based on the Black-Scholes option pricing model.

During the year ended December 31, 2023, the Company granted stock options to board members to purchase a total of 41 stock options as replacement awards related to forfeited restricted stock units. The options have an average exercise price of $1,840.00 per share, expire in five years, and vested on the grant date. The total fair value of these options at grant date was $66 using the Black-Scholes Option Pricing model.

The share-based compensation expense recognized relating to the vesting of stock options for the years ended December 31, 2024 and 2023 amounted to $689 and $1,289, respectively. As of December 31, 2024, the total unrecognized share-based compensation expense was $855, which is expected to be recognized as part of operating expense through September 2027.

The grant date fair value of option awards is estimated using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2024	2023

Risk free interest rate	4.20%	3.56% - 4.62%
Average expected term	5 years	5 years
Expected volatility	145%	127 – 145%
Expected dividend yield	-	-

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

See Note 18 – Subsequent Events.

14. STOCK WARRANTS

A summary of warrant activity for the years ended December 31, 2024 and 2023 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at January 1, 2023	4,763	$7,520.00	3.56	$-
Granted	-	-	-	-
Forfeited	(165)	1,628.00	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	4,598	6,752.00	3.10	-
Granted	-	-	-	-
Forfeited	(1,053)	24,098.44	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	3,545	$1,769.64	2.92	$-

As of December 31, 2024, the intrinsic value of the outstanding warrants was $0.

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

On September 19, 2023, the Company issued 917 shares of its common stock to certain other investors to settle litigation. In exchange for the shares, 161 warrants were cancelled as part of the settlement agreement.

15. INCOME TAXES

As of December 31, 2024 and 2023, the total current state tax expense is $1 and $2, respectively. There are no current federal taxes payable and no federal or state deferred taxes.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes attributable to continuing operations were as follows:

	Years Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.5%	2.2%
Non-deductible items	(2.7)%	(1.0)%
Change in valuation allowance	(25.3)%	(20.5)%
Prior year true up	1.5%	(1.7%
Effective income tax rate	0.0%	0.0%

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes attributable to discontinued operations were as follows:

	Years Ended December 31,
	2024	2023
Statutory federal income tax rate	0.0%	21.0%
State taxes, net of federal benefit	0.0%	2.2%
Goodwill and intangible assets	0.0%	16.7%
Change in valuation allowance	(0.0)%	(39.9)%
Prior year true up	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities related to continuing operations are as follows:

	Years Ended December 31,
	2024	2023
Net operating loss carry-forwards	$32,047	$30,863
Share based compensation	1,890	1,385
Long-lived assets	100	115
Section 174 R&D amortization	1,517	1,837
Other temporary differences	705	426
Less: Valuation allowance	(36,259)	(34,626)
Deferred tax assets, net	$-	$-

ASC 740 requires that the tax benefit of net operating loss carry-forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, recorded a 100% valuation allowance against all deferred tax assets as of December 31, 2024 amounting to $36.3 million.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits for the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had federal net operating loss carry-forwards of approximately $131.2 million and $127.5 million, respectively, and state net operating loss carry-forwards of approximately $88.3 million and $83.3 million, respectively, which may be available to offset future taxable income for tax purposes. As of December 31, 2024, approximately $12.6 million of federal net operating loss carry-forwards begin to expire in 2034. While the remaining amount of approximately $119.8 million does not expire, the Tax Cuts and Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2017 to 80% of taxable income. As of December 31, 2024, approximately $38.1 million of state net operating loss carry-forwards begin to expire in 2031.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2024, tax years 2021 through 2023 remain open for IRS audit and tax years 2020 through 2023 remain subject to examination in significant state tax jurisdictions. The Company has not received any notice of audit from the IRS or state authorities for any of the open tax years.

16. COMMITMENTS AND CONTINGENCIES

Litigation

a. Former Employee

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel only approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. As of this date, the appeal has yet to be heard. In the interim, the Company bonded the judgement preventing any enforcement or collection of the judgement while the appeal is pending. As of December 31, 2024, the bonded amount is recorded and included within restricted cash on the Company’s consolidated balance sheet. The Company has accrued the liability at December 31, 2024 and believes the accrual is adequate pending the outcome of the appeal process.

b. Legal Malpractice Action

The Company was involved in a dispute with Baker Hostetler LLP (“BH”) relating to corporate legal services provided by BH to the Company. The Company filed its complaint in the Superior Court of California for the County of Los Angeles on May 17, 2021, styled Verb Technology Company, Inc. v. Baker Hostetler LLP, et al. (Case No. 21STCV18387). The Company’s complaint arises from BH’s alleged legal malpractice, breach of fiduciary duties owed to the Company, breach of contract, and violations of California’s Business and Professions Code Section 17200 et seq. The Company was seeking, amongst other things, compensatory damages from BH. On October 5, 2021, BH filed a cross-complaint against the Company alleging, amongst other things, that the Company owes it approximately $915 in legal fees. The Company disputed owing this amount to BH. On March 1, 2023, BH and the Company entered into an out of court settlement and the Company agreed to pay $25 on execution of the settlement agreement and $6.25 per month over a period of 12 months with a total settlement amount of $100. The remaining unpaid settlement amount of $31 was paid by the Company during the year ended December 31, 2024.

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

Total board fees expensed during the year ended December 31, 2024 totaled $598.

17. SEGMENT REPORTING

The Company currently operates two reportable segments, MARKET.live and Go Fund Yourself. The Company also operates a third business unit, currently operating in stealth mode, which for the year ending December 31, 2024, the Company does not deem to be a reportable segment.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Year ended December 31, 2024				Year ended December 31, 2023
	Reportable Segments				Reportable Segments
	MARKET.live	Go Fund Yourself	Corporate	Consolidated	MARKET.live	Go Fund Yourself	Corporate	Consolidated

Revenues	$637	$258	$-	$895	$63	$-	$-	$63

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	164	60	-	224	19	-	-	19
Depreciation and amortization	999	14	64	1,077	2,211	-	120	2,331
General and administrative	3,686	553	6,999	11,238	2,603	-	8,905	11,508

Total costs and expenses	4,849	627	7,063	12,539	4,832	-	9,026	13,858
Operating loss	$(4,212)	$(369)	$(7,063)	$(11,644)	$(4,769)	$-	$(9,026)	$(13,795)

Total assets by reportable segment as of December 31, 2024 is as follows:

	Corporate	Go Fund Yourself	MARKET.Live	Consolidated

ASSETS

Current assets:
Cash	$7,575	$-	$42	$7,617
Restricted cash	878	-	-	878
Accounts receivable	-	233	117	350
ERC Receivable - short-term	2,458	-	-	2,458
Short-term investments - trading	4,913	-	-	4,913
Prepaid expenses and other current assets	172	46	34	252
Total current assets	15,996	279	193	16,468

Capitalized software development costs	-	-	2,992	2,992
Property and equipment, net	74	250	7	331
Operating lease right-of-use assets	-	186	154	340
Intangible assets, net	168	10	-	178
Other non-current assets	250	67	9	326

Total assets	$16,488	$792	$3,355	$20,635

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 24, 2025, the date these consolidated financial statements were issued. There were no material events or transactions that require disclosure in the financial statements other than the items discussed below.

Collection of ERC short-term receivable

Subsequent to December 31, 2024, the Company received $1,724 of its ERC short-term receivable.

Issuances of Restricted Stock Units

On January 7, 2025, the Company granted 146,435 shares restricted stock units to its officers and directors. The restricted stock units vest over a four-year period for its officers and vest on the first anniversary of the grant date for its non-employee directors. These Restricted Stock Units were valued based on market value of the Company’s stock price on the date of grant and had aggregate fair value of $965, which is being amortized as stock compensation expense over its respective vesting term.

Issuance of Stock Options

On January 7, 2025, the Company granted stock options to a board member to purchase a total of 13,451 stock options. The options have an exercise price of $6.59 per share, expire in five years, and vest on the first anniversary of the grant date. The total fair value of these options at the grant date was $86 using the Black-Scholes option pricing model.

Issuances of Common Stock

Subsequent to December 31, 2024, the Company issued 60,023 shares of common stock to Mr. Cutaia associated with the vesting of restricted stock units.

Subsequent to December 31, 2024, the Company issued 60,000 shares of common stock to its Lead Director associated with the vesting of restricted stock units.

Binding Term Sheet

On February 28, 2025, the Company entered into a Binding Term Sheet (the “Binding Term Sheet”) with Lyvecom, Inc. (“Lyvecom”) and the shareholders of Lyvecom (the “Lyvecom Shareholders”) to acquire all the outstanding capital stock of Lyvecom, an AI-driven video commerce platform. The purchase price for the shares of capital stock of Lyvecom is $3,000 in cash, the repayment of $1,125 to certain investors in Lyvecom’s Simple Agreement for Future Equity (S.A.F.E.) instruments, the payment of $100 to a third party to satisfy his existing loan to Lyvecom, and the issuance shares of the Company’s common stock (the “Shares’) having a value of $1,000 on the closing date; provided the number of Shares to be issued may not exceed 19.9% of the Company’s outstanding shares of common stock on such date (the “Cap”). The Binding Term Sheet provides that in the event, as a result of the Cap, the Shares to be issued to the Lyvecom Shareholders on the closing date shall have a value of less than $1,000, the shortfall will be paid by the Company to the Lyvecom Shareholders in cash. The Binding Term Sheet also provides for an earn-out payment to the Lyvecom Shareholders of up to an additional $3,000 in cash over a 24-month earn-out period based on various performance metrics.

The Binding Term Sheet provides that the parties will use their best efforts to enter into one or more definitive agreements that incorporate all of the terms of the Binding Term Sheet and that pursuant to the definitive agreements the parties will consummate the transaction upon completion of Lyvecom’s audit for the years ended December 31, 2024 and December 31, 2023 and the satisfaction of the other conditions to closing to be set forth herein.

If the transaction is not consummated by June 30, 2025, then either the Company or Lyvecom have the right to terminate the Binding Term Sheet by written notice to the other; provided, that if the reason the transaction has not been consummated is because Lyvecom shall have failed to deliver its audited financial statements to the Company on or before May 30, 2025, then Lyvecom will reimburse the audit fees incurred by the Company in respect of such audit, which reimbursement may be made by providing a 100% credit to the Company in the amount of the audit fees against the monthly fees otherwise payable by the Company to Lyvecom pursuant to an existing services agreement for interactive video content between the parties. The existing services agreement is terminated upon the closing of the transaction.

In connection with the transaction, the Binding Term Sheet provides that the Company will enter into a two-year employment agreement with Maxwell Drut serve as MARKET.live’s Chief Technology Officer. Pursuant to the employment agreement, Mr. Drut will receive an annual base salary of $250 and with a bonus target of 25% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors.

Repayment of Note Payable

On March 7, 2025, the Company fully repaid the SBA loan balance, including accrued interest, amounting to $115.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Amended and Restated Bylaws of Verb Technology Company, Inc.	8-K	001-38834	3.12	11/01/2019

3.3	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.6	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.7	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.8	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.9	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.10	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.11	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 10, 2018	S-1	333-226840	4.28	08/14/2018

3.13	Certificate of Designation of Rights, Preferences, and Restrictions of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on August 12, 2019	10-Q	001-38334	3.12	08/14/2019

3.14	Certificate of Designation of Series B Preferred Stock, dated February 17, 2023	8-K	001-38834	3.1	02/24/2023

3.15	Certificate of Amendment to the Articles of Incorporation dated April 17, 2023	8-K	001-38834	3.1	04/18/2023

3.16	Certificate of Designation of Series C Preferred Stock	8-K	001-38834	3.1	01/04/2024

3.17	Certificate of Amendment to the Articles of Incorporation dated September 27, 2024	8-K	001-38834	3.1	09/27/2024

4.1	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.2	Form of Investor Common Stock Purchase Warrant	S-1/A	333-226840	4.34	04/02/2019

4.3	Form of Underwriter’s Common Stock Purchase Warrant	S-1/A	333-226840	4.35	04/02/2019

4.4	Form of Common Stock Purchase Warrant in favor of A.G.P./Alliance Global Partners	S-1/A	333-226840	4.36	04/02/2019

4.5	Form of Common Stock Purchase Warrant	10-Q	001-38834	4.37	08/14/2019

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

4.6#	Verb Technology Company, Inc. 2019 Omnibus Incentive Plan	S-8	333-235684	4.13	12/23/2019

4.7	Form of Common Stock Purchase Warrant (granted by the Company in February 2020 and March 2020)	8-K	001-38834	4.38	02/25/2020

4.8	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Capital Investment Group LLC	S-3	333-243438	4.18	08/10/2020

4.9	Common Stock Purchase Warrant dated August 5, 2020 in favor of Iroquois Master Fund Ltd.	S-3	333-243438	4.19	08/10/2020

4.10	Common Stock Purchase Warrant dated August 6, 2020 in favor of Kingsbrook Opportunities Master Fund LP	S-3	333-243438	4.20	08/10/2020

4.11	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.21	08/10/2020

4.12	Common Stock Purchase Warrant dated July 10, 2019 in favor of Meridian Newcastle Group, Inc.	S-3	333-243438	4.22	08/10/2020

4.13	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-38834	4.17	06/04/2020

4.14	Form of Common Stock Purchase Warrant	8-K	001-38834	4.1	4/22/2022

4.15	Form of Common Stock Purchase Warrant	8-K	001-38834	4.1	10/25/2022

10.1#	2014 Stock Option Plan	8-K	001-38834	10.1	10/22/2014

10.2#	Executive Employment Agreement dated December 20, 2019 by and between the Company and Rory J. Cutaia	10-K	001-38834	10.2	05/14/2020

10.3	Agreement and Plan of Merger, dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.1	11/14/2018

10.4	Letter Agreement dated November 8, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.2	11/14/2018

10.5	Letter Agreement dated November 12, 2018, by and among the Company, Sound Concepts, Inc., NF Merger Sub, Inc., NF Acquisition Company, LLC, the shareholders of Sound Concepts, Inc., and the shareholders’ representative	8-K	001-38834	10.3	11/14/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.6	Partner Application Distribution Agreement dated February 4, 2019, by and between the Company and Salesforce.com, Inc.	10-K	001-38834	10.43	02/07/2019

10.7	Lease Agreement dated February 5, 2019 by and between the Company and NPBeach Marina LLC	S-1/A	333-226840	10.45	02/19/2019

10.8	Warrant Agent Agreement dated April 4, 2019 by and between the Company and VStock Transfer, LLC	8-K	001-38834	10.1	04/05/2019

10.9	First Amendment to Lease dated June 2, 2019 by and between the Company and NPBeach Marina LLC	10-Q	001-38834	10.54	08/14/2019

10.10	Extension Letter from the Company to NPBeach Marina LLC dated March 26, 2019	10-Q	001-38834	10.55	08/14/2019

10.11	Securities Purchase Agreement dated August 14, 2019 between the Company and certain purchasers identified therein	10-Q	001-38834	10.56	08/14/2019

10.12	Form of Omnibus Waiver and Acknowledgment Agreement, entered into as of February 7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58	02/25/2020

10.13	Form of alternative Omnibus Waiver And Acknowledgement Agreement, entered into as of February7, 2020, by and between the Company and certain purchasers of the Company’s Series A convertible Preferred Stock and grantees of the Company’s common stock purchase warrants in August 2019	8-K	001-38834	10.58a	02/25/2020

10.14#	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors	10-K/A	001-38834	10.43	06/04/2020

10.15	Membership Interest Purchase Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Ascend Certification, LLC, the sellers party thereto and Steve Deverall, as the seller representative	8-K	001-38834	10.1	09/10/2020

10.16	Exchange Agreement, dated September 4, 2020, by and among Verb Acquisition Co., LLC, Verb Technology Company, Inc. and the holders of Class B Units party thereto	8-K	001-38834	10.4	09/10/2020

10.17	Form of Contribution and Exchange Agreement, dated September 4, 2020, by and between Verb Acquisition Co., LLC and the investors party thereto	8-K	001-38834	10.5	09/10/2020

10.18	Amended and Restated Operating Agreement of Verb Acquisition Co., LLC, dated September 4, 2020, by and among Verb Acquisition Co., LLC and the members party thereto	8-K	001-38834	10.6	09/10/2020

10.19	At-the-Market Issuance Sales Agreement, dated November 16, 2021, between the Company and Truist Securities, Inc.	8-K	001-38834	1.1	11/16/2021

10.20	Common Stock Purchase Agreement, dated January 12, 2022, between the Company and Tumim Stone Capital LLC	8-K	001-38834	10.1	1/13/2022

10.21	Securities Purchase Agreement, dated January 12, 2022, amongst the Company and certain institutional investors identified therein	8-K	001-38834	10.2	1/13/2022

10.22	Form of Securities Purchase Agreement	8-K	001-38834	10.1	4/22/2022

10.23	Form of Securities Purchase Agreement	8-K	001-38834	10.1	10/28/2022

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.24	Note Purchase Agreement, dated November 7, 2022, between Verb Technology Company, Inc. and Streeterville Capital, LLC	10-Q	001-38834	10.1	11/14/22

10.25	Promissory Note, dated November 7, 2022, issued by Verb Technology Company, Inc.	10-Q	001-38834	10.2	11/14/22

10.26	Underwriting Agreement, dated January 24, 2023, by and between the Company and Aegis Capital Corp	8.K	001-38834	1.1	01/26/2023

10.27	Subscription and Investment Representation Agreement, dated February 17, 2023, by and between the Company and purchaser signatory thereto	8-K	001-38834	10.1	02/17/2023

10.28#	2019 Stock Incentive Plan (amended September 2, 2020 and ratified by Stockholders October 16, 2020)	DEF 14A	001-38834		09/11/2020

10.29#	Amendment to 2019 Stock Incentive Compensation Plan	DEF 14A	001-38834		2/28/2023

10.30	Asset Purchase Agreement dated June 13, 2023, between Verb Technology Company, Inc. and SW Direct Sales, LLC.	8-K	001-38834	10.1	06/20/2023

10.31	Note Purchase Agreement dated October 11, 2023, between Verb Technology Company, Inc. and Streeterville Capital, LLC	8-K	001-38834	10.1	10/17/2023

10.32	Promissory Note dated October 11, 2023, issued by Verb Technology Company, Inc.	8-K	001-38834	10.2	10/17/2023

10.33	ATM Sales Agreement by and between Verb Technology Company, Inc. and Ascendiant Capital Markets, LLC, dated December 15, 2023	8-K	001-38834	1.1	12/15/2023

10.34	Securities Purchase Agreement, dated December 29, 2023, by and between the Company and Streeterville Capital, LLC	8-K	001-38834	10.1	01/04/2024

10.35	Form of Subscription Agreement	1-A	024-12400	4.1	02/14/2024

10.36	Amendment to At-The-Market Issuance Sales Agreement, dated March 19, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	03/19/2024

10.37	Amendment to At-The-Market Issuance Sales Agreement, dated March 29, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	03/29/2024

10.38	Amendment to At-The-Market Issuance Sales Agreement, dated May 10, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	05/10/2024

10.39#	Corporate Action, Change of Control, and Extraordinary Performance Agreement with Rory J. Cutaia dated October 31, 2024	10-Q	001-38834	10.1	11/05/2024

10.40#	Corporate Action, Change of Control, and Extraordinary Performance Agreement with James Geiskopf dated October 31, 2024	10-Q	001-38834	10.2	11/05/2024

10.41	Binding Term Sheet by and among Verb Technology Company, Inc., Lyvecom, Inc. and the shareholders of Lyvecom, Inc. dated March 4, 2025	8-K	001-38834	10.1	03/04/2025

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Corporation	8-K	001-38834	14.1	10/22/2014

21.1	Subsidiaries of the Registrant	10-K	001-38834	21.1	05/14/2020

19.1	Insider Trading Policy, effective 2021					X

23.1	Consent of Independent Registered Public Accounting Firm					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

97	Clawback Policy, effective November 15, 2023	10-K	001-38834	97	04/01/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

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
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director
(Principal Executive Officer)

Date:	March 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer, Secretary,
and Director

By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer

Date:	March 24, 2025

By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:	March 24, 2025

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Director

Date:	March 24, 2025

By:	/s/ Edmund C. Moy
Edmund Moy
Director

Date:	March 24, 2025

