Form 10-Q
period 2025-03-31
Verb Technology Company, Inc.
filed 2025-05-13
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were 1,417,955 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

The foregoing list may not include all of the risk factors that impact the forward-looking statements made in this Quarterly Report. Our actual financial condition and results could differ materially from those expressed or implied by our forward-looking statements as a result of various additional factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by our forward-looking statements.

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

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$1,305	$7

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	347	5
Depreciation and amortization	286	256
General and administrative	3,331	2,963
Total costs and expenses	3,964	3,224

Operating loss from continuing operations	(2,659)	(3,217)

Other income (expense), net
Interest income	121	-
Unrealized gain on short-term investments	83	-
Interest expense	(1)	(225)
Other income (expense), net	18	(3)
Total other income (expense), net	221	(228)

Net loss	(2,438)	(3,445)

Less: Net income attributable to non-controlling interests	126	-

Net loss attributable to Verb Technology Company, Inc.	(2,564)	(3,445)

Series C Preferred Stock dividend payable	-	(75)

Net loss to common stockholders	$(2,564)	$(3,520)

Loss per share from continuing operations– basic and diluted	$(2.51)	$(22.60)
Weighted average number of common shares outstanding – basic and diluted	1,019,801	155,721

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS

Current assets
Cash	$6,275	$7,617
Restricted cash	880	878
Accounts receivable, net of allowance for credit losses of $0 and $0 as of March 31, 2025 and December 31, 2024, respectively	1,029	350
ERC receivable – short-term	734	2,458
Short-term investments - trading	5,081	4,913
Prepaid expenses and other current assets	252	252
Total current assets	14,251	16,468

Capitalized software development costs, net	2,743	2,992
Property and equipment, net	369	331
Operating lease right-of-use assets	307	340
Intangible assets, net	169	178
Investment in equity securities	263	-
Other assets	266	326

Total assets	$18,368	$20,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$618	$731
Accrued expenses	2,313	2,326
Contract liabilities	238	134
Accrued payroll	341	425
Accrued officers’ compensation	-	534
Note payable, current	-	20
Operating lease liabilities, current	134	124

Total current liabilities	3,644	4,294

Long-term liabilities
Note payable, non-current	-	98
Operating lease liabilities, non-current	183	222
Total liabilities	3,827	4,614

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,113,143 and 993,120 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	204,253	203,295
Accumulated deficit	(189,658)	(187,094)

Total stockholders’ equity in Verb Technology Company, Inc.	14,596	16,202
Non-controlling interests	(55)	(181)

Total stockholders’ equity	14,541	16,021

Total liabilities and stockholders’ equity	$18,368	$20,635

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021
Fair value of vested restricted stock awards and stock options	-	-	120,023	-	958	-	-	958
Net income (loss)	-	-	-	-	-	(2,564)	126	(2,438)
Balance as of March 31, 2025	-	$-	1,113,143	$1	$204,253	$(189,658)	$(55)	$14,541

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance at December 31, 2023	3,000	$2,980	106,157	$1	$175,766	$(175,622)	$-	$3,125

Sale of common stock from public offering	-	-	232,903	-	12,348	-	-	12,348
Fair value of vested restricted stock awards and stock options	-	-	23	-	328	-	-	328
Fair value of common shares issued as payment on notes payable	-	-	57,422	-	1,720	-	-	1,720
Series C Preferred Stock dividends payable	-	-	-	-	-	(75)	-	(75)
Net loss	-	-	-	-	-	(3,445)	-	(3,445)
Balance at March 31, 2024	3,000	$2,980	396,505	$1	$190,162	$(179,142)	$-	$14,001

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Operating Activities:
Net loss	$(2,438)	$(3,445)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	286	256
Share-based compensation	958	378
Unrealized gain on short-term investments – trading	(83)	-
Amortization of debt discount	-	99
Amortization of debt issuance costs	-	73
Change in fair value of derivative liability	-	1
Effect of changes in assets and liabilities:
Accounts receivable	(882)	-
ERC receivable	1,724	-
Prepaid expenses and other current assets	-	(33)
Operating lease right-of-use assets	33	10
Accounts payable, accrued expenses, and accrued interest	(743)	469
Contract liabilities	104	-
Operating lease liabilities	(29)	(17)
Net cash used in operating activities	(1,070)	(2,209)

Investing Activities:
Purchases of investments – trading securities	(507)	-
Proceeds from sale of investments – trading securities	421	-
Purchases of property and equipment	(66)	(23)
Purchases of intangible assets	-	(18)
Net cash used in investing activities	(152)	(41)

Financing Activities:
Proceeds from sale of common stock offerings	-	12,369
Payments for accrued offering costs related to common stock offerings	-	(105)
Proceeds from (payments for) sale of preferred stock offerings	-	(180)
Payment of note payable	(118)	(5)
Net cash provided by (used in) financing activities	(118)	12,079

Net change in cash and restricted cash	(1,340)	9,829

Cash and restricted cash - beginning of period	8,495	4,353
Cash and restricted cash - end of period	$7,155	$14,182

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

On April 17, 2025, we announced the closing of the acquisition of LyveCom, an artificial intelligence (“AI”) driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025. The transaction terms are set forth in detail in the Form 8-K filed on April 17, 2025. See the Recent Developments section in this Form 10-Q. The integration of LyveCom’s technology into Verb’s MARKET.live is expected to allow brands and merchants to deliver a true omnichannel livestream shopping experience across their own websites, apps, and social platforms while leveraging MARKET.live’s new AI-powered video content automation and personalized shopping experiences. Today’s brands are beholden to big social media and their ever-changing algorithms, relying heavily on their platforms and closed marketplaces to maintain access to a borrowed audience. With this acquisition and technology integration, MARKET.live expects to be able to offer brands full control over their audience, content, and conversions while funneling ‘zero-party customer data’ back to the brand. Zero-party customer data refers to information a customer intentionally and proactively shares with a business. This very valuable data includes preferences, purchase intentions, personal contexts, and how the customer wants to be recognized. It’s distinct from first-party data, that is collected passively through website interactions, and third-party data, and typically purchased from external sources. The Lyvecom technology integration also provides brands and merchants with one-click capability to instantly simulcast and scale the broadcast of live shopping events across their own ecommerce sites and apps, marketplaces, and social platforms, maximizing audience reach and engagement while maintaining unified checkout and unified inventory management and control. A forthcoming release of the Market.live/Lyvecom integrated platform will include:

●	AI-Driven Video Commerce: Advanced AI capabilities will power real-time user-generated-content creation, automated video content repurposing, and AI-powered virtual live shopping hosts that are virtually indistinguishable from human hosts, capable of real-time audience engagement.
●	AI-Generated Video UGC: A proprietary AI model trained on tens of thousands of video commerce interactions that will automate content creation for brands.
●	AI-Powered Predictive Analytics and Automated Shoppable Content: Intelligent tools designed to optimize merchandising strategies and increase conversion rates.

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

On January 15, 2025, the Company formed Good Girl LLC, a Nevada limited liability company. Good Girl LLC is a majority-owned subsidiary of the Company.

As of March 31, 2025, the Company had cash and restricted cash of $7,155 and short-term investments of $5,081. See Note 13 - Subsequent Events.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 25, 2025 (the “2024 Annual Report”). The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date.

On October 8, 2024, we implemented a 1-for-200 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). Our Common Stock commenced trading on a post Reverse Stock Split basis on October 9, 2024. As a result of the Reverse Stock Split, every two hundred (200) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of two hundred and the exercise price of such securities increased by a factor of two hundred, as of October 8, 2024. All historical share and per-share amounts reflected throughout our unaudited condensed consolidated financial statements and other financial information in this Annual Report have been adjusted to reflect this Reverse Stock Split. The par value per share of our Common Stock was not affected by this Reverse Stock Split.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, verbMarketplace, LLC, Vanity Prescribed LLC, Good Girl LLC and Go Fund Yourself Show LLC. All intercompany accounts have been eliminated in the consolidation.

The Company has consolidated the results of Go Fund Yourself Show, LLC and Good Girl LLC the Company has a 51% voting interest and the power to direct and control the activities of of each of these entities. The equity interests of others who own less than 50% in Go Fund Yourself Show, LLC and Good Girl LLC are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of operations.

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

Significant estimates include assumptions made in analysis of assumptions made in purchase price allocations, impairment testing of long-term assets, realization of deferred tax assets, determining fair value of its investments in debt and equity securities and valuation of equity instruments issued for services. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Segment Information

Effective July 1, 2024, the Company operates as two reportable segments, MARKET.live and Go Fund Yourself. We identify our segments in accordance with ASC 280, Segment Reporting, and in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance. See Note 12 for disclosures of Segment Information which includes disaggregation of revenue.

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three months ended March 31, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

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

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	March 31, 2025	December 31, 2024

Beginning balance	$134	$-

Increase due to deferral of revenue	1,360	167
Decrease due to recognition of revenue	(1,256)	(33)

Ending balance	$238	$134

The Company expects to recognize revenue related to contract liabilities within the next 12 months.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is stated at net realizable value. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of March 31, 2025 and December 31, 2024, the accounts receivable balance was $1,029 and $350, respectively.

The Company follows ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. As of March 31, 2025 and December 31, 2024, the allowance for credit losses balance was $0 and $0, respectively.

During the three months ended March 31, 2025, the Company received non-cash consideration in the form of non-marketable equity securities in exchange for services rendered, which were originally recorded as accounts receivable. The fair value of the securities received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. The total non-cash consideration recognized in connection with these transactions was $263.

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2025. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s unaudited condensed consolidated statements of operations.

The Company’s investments in trading securities are classified as current based on the intent of management, the nature of the investments and their availability for use in current operations.

The Company’s investments in equity securities primarily consist of non-marketable equity securities in private companies without readily determinable fair values. These investments are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, as permitted under ASC 321, Investments – Equity Securities.

The Company assesses its equity investments for impairment at each reporting period. If qualitative factors indicate that the investment is impaired, and the fair value is less than the carrying amount, an impairment loss is recognized in the Company’s consolidated financial statements. Observable price changes in orderly transactions for identical or similar securities of the same issuer are considered and may result in adjustments to the carrying amount of the investment. These changes, if any, are recorded in earnings in the period when identified.

Gains and losses resulting from remeasurements, impairments, or observable price changes are included in Other income (expense) in the accompanying consolidated statements of operations. The Company reevaluates the basis of its investments as of each balance sheet date and updates its carrying values as necessary.

See Note 3 – Investments and Fair Value Measurements for further details of the Company’s investments.

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

Non-controlling Interests

Non-controlling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. In January 2025, we have entered into arrangements with third-party investors under which the investors are determined to hold non-controlling interests in entities fully consolidated by the Company. The net assets of the shared entities are attributed to the controlling and non-controlling interests based on the terms of the governing contractual arrangements. The net income of $126 and $0 that is allocated to the non-controlling interests is included in the consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively.

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

Advertising Costs

All costs associated with advertising, promotion and marketing programs are expensed as incurred. Advertising expense totaled $341 and $88 for the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, and 2024, the Company had total outstanding options of 31,251 and 10,358, respectively, and warrants of 3,396 and 4,581, respectively, and outstanding restricted stock awards of 341,661 and 745, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10%	No customers individually over 10%

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	No vendors accounted for greater than 10% of its purchases individually and in the aggregate	One vendor that accounted for 19% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$1	$-

Supplemental disclosure of non-cash investing and financing activities:
Unpaid offering costs related to common stock offerings	$-	$21
Settlement of accounts receivable with non-marketable equity securities	263	-
Fair value of common shares issued as payment on notes payable	-	1,720

Recent Accounting Pronouncements

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

A summary of our short-term investments are as follows:

	March 31, 2025	December 31, 2024

U.S. treasury securities	$3,884	$3,731
Corporate bonds	1,197	1,182
Short-term investments	$5,081	$4,913

A summary of our long-term investments are as follows:

	March 31, 2025	December 31, 2024

Equity securities – at cost	$263	$-
Long-term investments	$263	$-

Marketable securities

Marketable securities as of March 31, 2025 consisted of the following:

	Cost of Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable debt securities
U.S. treasury securities	$3,863	$21	$-	$3,884
Corporate bonds	1,190	7	-	1,197
Total marketable debt securities	$5,053	$28	$-	$5,081

Fair Value Measurements

The Company’s financial instruments include cash, prepaid expenses, accounts payable, and accrued liabilities. The fair value of cash, prepaid expenses, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature, which are all considered Level 1.

The Company’s financial instruments measured at fair value on a recurring basis consisted of U.S. treasury securities and corporate bonds. U.S. treasury securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. Corporate bonds are valued based on quoted prices in markets that are less active and are generally classified within Level 2 of the fair value hierarchy.

The Company’s financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy.

Financial instruments measured at fair value on a recurring basis as of March 31, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable debt securities
U.S. treasury securities	$3,884	$-	$-	$3,884
Corporate bonds	-	1,197	-	1,197
Total marketable debt securities	$3,884	$1,197	$-	$5,081

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 of internal and external development costs as of March 31, 2025 and December 31, 2024, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the three months ended March 31, 2025 and 2024, the Company amortized $249 and $249, respectively.

Capitalized software development costs, net consisted of the following:

	March 31, 2025	December 31, 2024

Beginning balance	$2,992	$3,990

Additions	-	-
Amortization	(249)	(998)
Ending balance	$2,743	$2,992

The expected future amortization expense for capitalized software development costs as of March 31, 2025, is as follows:

Year ending	Amortization
2025 remaining	$749
2026	997
2027	997
2028	-
2029 and thereafter	-
Total amortization	$2,743

5. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2025	2024
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$56	$33

Other information
Cash paid for amounts included in the measurement of lease liabilities	$35	$23
Weighted average remaining lease term – operating leases (in years)	2.26	2.50
Weighted average discount rate – operating leases	6.7%	9.0%

	March 31, 2025	December 31, 2024
Operating leases
Right-of-use assets	$307	$340

Short-term operating lease liabilities	$134	$124
Long-term operating lease liabilities	183	222
Total operating lease liabilities	$317	$346

Year ending	Operating Leases
2025 remaining	$121
2026	143
2027	71
2028	6
2029 and thereafter	-
Total lease payments	341
Less: Imputed interest/present value discount	(24)
Present value of lease liabilities	$317

6. NOTE PAYABLE

The Company has the following outstanding note payable as of March 31, 2025 and December 31, 2024:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2025	Balance at December 31, 2024

Note payable	May 15, 2020	May 15, 2050	3.75%	$150	$-	$118
Total note payable					-	118
Non-current					-	(98)
Current					$-	$20

On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Monthly payments, including principal and interest, began on October 26, 2022. On March 7, 2025, the Company fully repaid the SBA loan balance, including accrued interest.

As of March 31, 2025 and December 31, 2024, the outstanding principal and accrued interest balance due under the note was $0 and $118, respectively.

The following table provides a breakdown of interest expense:

	Three Months Ended March 31,
	2025	2024

Interest expense – amortization of debt discount	$-	$99
Interest expense – amortization of debt issuance costs	-	73
Interest expense – other	1	53

Total interest expense	$1	$225

7. COMMON STOCK

The Company’s common stock activity for the three months ended March 31, 2025 is as follows:

Common Stock

Shares Issued for Services

During the three months ended March 31, 2025, the Company issued 60,023 shares of common stock to Rory Cutaia, CEO, associated with the vesting of Restricted Stock Units.

During the three months ended March 31, 2025, the Company issued 60,000 shares of common stock to its Lead Director, associated with the vesting of Restricted Stock Units.

See Note 13 – Subsequent Events.

8. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the three months ended March 31, 2025 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2025	198,823	$12.28
Granted	266,435	5.86
Vested/deemed vested	(120,023)	7.12
Forfeited	(3,574)	19.63
Non-vested at March 31, 2025	341,661	$9.01

The total fair value of restricted stock units that vested or deemed vested during the three months ended March 31, 2025 was $855. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three months ended March 31, 2025 amounted to $841. As of March 31, 2025, the amount of unvested compensation related to issuances of restricted stock units was $2,735 which will be recognized as an expense in future periods as the shares vest.

On January 7, 2025, the Company granted 146,435 restricted stock units to officers and directors. The restricted stock units vest on January 7 of each year from 2026 through 2029 for officers and vest on January 7, 2026 for non-employee directors. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had an aggregate grant date fair value of $965, which is being amortized as share-based compensation expense over the respective vesting terms.

9. STOCK OPTIONS

A summary of option activity for the three months ended March 31, 2025 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2025	18,075	$127.61	4.22	$-
Granted	13,451	6.59	-	-
Forfeited	(275)	146.00	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2025	31,251	$75.36	4.32	$-

Vested March 31, 2025	4,817	$287.07	3.33	$-

Exercisable at March 31, 2025	4,817	$287.07	3.33	$-

At March 31, 2025, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three months ended March 31, 2025 amounted to $117. As of March 31, 2025, the total unrecognized share-based compensation expense was $740, which is expected to be recognized as part of operating expense through September 2027.

On January 7, 2025, the Company granted 13,451 shares of common stock to a Board Member with an exercise price of $6.59, expiration of 5 years, and a vesting period of 1 year. The grant-date fair value was $86 and will be amortized over the one-year vesting period.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.46%	4.62%
Average expected term	5 years	5 years
Expected volatility	144.13%	270.57%
Expected dividend yield	-	-

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

10. STOCK WARRANTS

The Company has the following warrants outstanding as of March 31, 2025, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2025	3,545	$1,769.64	2.92	$-
Granted	-	-	-	-
Forfeited	(149)	1,600.00	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2025, all vested	3,396	$1,600.00	2.74	$-

At March 31, 2025, the intrinsic value of the outstanding warrants was $0.

11. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel only approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. As of this date, the appeal has yet to be heard. In the interim, the Company bonded the judgement preventing any enforcement or collection of the judgement while the appeal is pending. As of March 31, 2025, the bonded amount is recorded and included within restricted cash on the Company’s consolidated balance sheet. The Company has accrued the liability at March 31, 2025 and believes the accrual is adequate pending the outcome of the appeal process.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $390 in board fees to its three independent board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

Total board fees expensed during the three months ended March 31, 2025 was $98.

12. SEGMENT REPORTING

The Company currently operates two reportable segments, MARKET.live and Go Fund Yourself. The Company also operates a third business unit, currently operating in stealth mode, which for the three months ending March 31, 2025, the Company does not deem to be a reportable segment.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	3 months ended March 31, 2025				3 months ended March 31, 2024
	Reportable Segments				Reportable Segments
	MARKET.live	Go Fund Yourself	Corporate	Consolidated	MARKET.live	Go Fund Yourself	Corporate	Consolidated

Revenues	$561	$744	$-	$1,305	$7	$-	$-	$7

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	175	172	-	347	5	-	-	5
Depreciation and amortization	250	16	20	286	250	-	6	256
General and administrative	755	253	2,323	3,331	1,020	-	1,943	2,963

Total costs and expenses	1,180	441	2,343	3,964	1,275	-	1,949	3,224
Operating income (loss)	$(619)	$303	$(2,343)	$(2,659)	$(1,268)	$-	$(1,949)	$(3,217)

Total assets by reportable segment as of March 31, 2025 is as follows:

	Corporate	Go Fund Yourself	MARKET.Live	Consolidated

ASSETS

Current assets:
Cash	$6,177	$13	$85	$6,275
Restricted cash	880	-	-	880
Accounts receivable	9	845	175	1,029
ERC Receivable - short-term	734	-	-	734
Short-term investments - trading	5,081	-	-	5,081
Prepaid expenses and other current assets	229	16	7	252
Total current assets	13,110	874	267	14,251

Capitalized software development costs	-	-	2,743	2,743
Property and equipment, net	74	289	6	369
Operating lease right-of-use assets	-	173	134	307
Intangible assets, net	159	10	-	169
Investment in equity securities	-	263	-	263
Other non-current assets	250	7	9	266

Total assets	$13,593	$1,616	$3,159	$18,368

13. SUBSEQUENT EVENTS

Issuances of Common Stock

Subsequent to March 31, 2025, the Company issued 60,000 shares of common stock to Mr. Cutaia associated with the vesting of restricted stock units.

Subsequent to March 31, 2025, the Company issued 60,000 shares of common stock to its Lead Director associated with the vesting of restricted stock units.

Acquisition of Lyvecom

On February 28, 2025, the Company entered into a Binding Term Sheet (the “Binding Term Sheet”) with Lyvecom, Inc. (“Lyvecom”) and the shareholders of Lyvecom (the “Lyvecom Shareholders”) to acquire all the outstanding capital stock of Lyvecom (the “Acquisition”). On April 11, 2025, the Company, Lyvecom and the Lyvecom Shareholders entered into a definitive Stock Purchase Agreement with respect to the Acquisition that incorporated the terms of the Binding Term Sheet (the “Purchase Agreement”). The Acquisition closed on April 11, 2025. The purchase price paid for the shares of capital stock of Lyvecom was $3,000 in cash, the repayment of $1,125 to certain investors in Lyvecom’s Simple Agreement for Future Equity (S.A.F.E.) instruments, the payment of $100 to a Lyvecom related party to satisfy an existing loan to Lyvecom, and the issuance of 184,812 restricted shares of the Company’s common stock (the “Restricted Shares”) having a value of $1,000 on the closing date based on a 30-day volume weighted average price of approximately $5.41 per share. The Restricted Shares are subject to a lock-up agreement and a leak-out agreement. The Purchase Agreement also provides for an earn-out payment to the Lyvecom Shareholders of up to an additional $3,000 in cash over a 24-month earn-out period based on Lyvecom’s achievement of various performance metrics. Due to the proximity of the closing date to the filing of this report, we have not completed our valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired and the debt consideration, along with the determination of any goodwill or gain on the transaction.

Equity Financing

On April 23, 2025, the Company filed a certificate of designation of preferences and rights of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”), with the Secretary of State of Nevada, designating 7,500 shares of non-convertible preferred stock, par value $0.0001 of the Company, as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated face value of $1,200.00.

On April 22, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”). Pursuant to the Securities Purchase Agreement, the Company and Investor agreed that the Company shall sell and the Investor agreed to purchase 5,000 shares of the Company’s newly designated Non-Convertible, Non-Voting Series D Preferred Stock (the “Shares”) for a total purchase price of $5,000. The Shares have no voting rights and a face value of $1,200 per share. The sale of the Shares was consummated on April 22, 2025.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month periods ended March 31, 2025 and 2024 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Verb Technology Company, Inc., a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries, Verb Direct, LLC, Verb Acquisition Co., Inc., Vanity Prescribed LLC, Good Girl LLC, and verbMarketplace, LLC, dba MARKET.live, on a consolidated basis, unless otherwise specified.

Overview

Our MARKET.live Business

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

On March 4, 2025, we announced the execution of a binding term sheet to acquire LyveCom, an artificial intelligence (“AI”) driven video commerce platform. On April 17, 2025, we announced the closing of the transaction. See the Recent Developments section in this Form 10-Q. Phase 1 of the integration of LyveCom’s technology is complete and the new, updated version of the MARKET.live was officially launched on March 4, 2025. This technology integration now allows our brand and merchant customers and clients to deliver an omnichannel livestream shopping experience to their own customers. Brands and merchants will not only engage their clients and customers on the newly updated and refreshed MARKET.live site, but also seamlessly across their own websites, mobile apps, and social platforms, all while leveraging MARKET.live’s new AI-powered video content automation and personalized shopping experiences.

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three months ended March 31, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

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

Recent Developments

Acquisition of Lyvecom

On February 28, 2025, the Company entered into a Binding Term Sheet (the “Binding Term Sheet”) with Lyvecom, Inc. (“Lyvecom”) and the shareholders of Lyvecom (the “Lyvecom Shareholders”) to acquire all the outstanding capital stock of Lyvecom (the “Acquisition”). On April 11, 2025, the Company, Lyvecom and the Lyvecom Shareholders entered into a definitive Stock Purchase Agreement with respect to the Acquisition that incorporated the terms of the Binding Term Sheet (the “Purchase Agreement”). The Acquisition closed on April 11, 2025. The purchase price paid for the shares of capital stock of Lyvecom was $3,000 in cash, the repayment of $1,125 to certain investors in Lyvecom’s Simple Agreement for Future Equity (S.A.F.E.) instruments, the payment of $100 to a Lyvecom related party to satisfy an existing loan to Lyvecom, and the issuance of 184,812 restricted shares of the Company’s common stock (the “Restricted Shares”) having a value of $1,000 on the closing date based on a 30-day volume weighted average price of approximately $5.41 per share. The Restricted Shares are subject to a lock-up agreement and a leak-out agreement. The Purchase Agreement also provides for an earn-out payment to the Lyvecom Shareholders of up to an additional $3,000 in cash over a 24-month earn-out period based on Lyvecom’s achievement of various performance metrics.

Equity Financing

On April 23, 2025, the Company filed a certificate of designation of preferences and rights of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”), with the Secretary of State of Nevada, designating 7,500 shares of non-convertible preferred stock, par value $0.0001 of the Company, as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated face value of $1,200.00.

On April 22, 2025, the “Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”). Pursuant to the Securities Purchase Agreement, the Company and Investor agreed that the Company shall sell and the Investor agreed to purchase 5,000 shares of the Company’s newly designated Non-Convertible, Non-Voting Series D Preferred Stock (the “Shares”) for a total purchase price of $5,000 (the “Purchase Price”). The Shares have no voting rights and a face value of $1,200 per share. The sale of the Shares was consummated on April 22, 2025.

Results of Operations

Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

The following is a comparison of our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

Revenue	$1,305	$7	$1,298

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	347	5	342
Depreciation and amortization	286	256	30
General and administrative	3,331	2,963	368
Total costs and expenses	3,964	3,224	740

Operating loss	(2,659)	(3,217)	558

Other income (expense), net
Interest income	121	-	121
Unrealized gain on short-term investments	83	-	83
Interest expense	(1)	(225)	224
Other income (expense), net	18	(3)	21
Total other income (expense), net	221	(228)	449

Net loss	$(2,438)	$(3,445)	$1,007

Revenue

Revenue was $1,305 for the three months ended March 31, 2025, as compared to $7 for the three months ended March 31, 2024. The revenue increase of $1,298, representing an increase of 18,543%, is primarily attributable to revenue received from our MARKET.live business unit services packages and from our Go Fund Yourself business unit which began its operations in July 2024.

The table below sets forth our quarterly revenues from the quarter ended September 30, 2023 (first quarter following the SaaS sale) through the quarter ended March 31, 2025, which reflects the trend of revenue over the past seven fiscal quarters:

Operating Expenses

Depreciation and amortization expenses were $286 for the three months ended March 31, 2025, as compared to $256 for the three months ended March 31, 2024.

General and administrative expenses including stock compensation expense were $3,331 for the three months ended March 31, 2025, as compared to $2,963 for the three months ended March 31, 2024.

Other Income, net

Other income, net, for the three months ended March 31, 2025 was $221, which was primarily attributable to interest income attributable to our short-term highly liquid investments.

Three Months Ended March 31, 2025 as Compared to the Three Months Ended December 31, 2024

The following is a comparison of our results of operations for the three months ended March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024	Change

Revenue	$1,305	$723	$582

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	347	134	213
Depreciation and amortization	286	279	7
General and administrative	3,331	4,020	(689)
Total costs and expenses	3,964	4,433	(469)

Operating loss	(2,659)	(3,710)	1,051

Other income (expense), net
Interest income	121	331	(210)
Unrealized gain (loss) on short-term investments	83	(153)	236
Interest expense	(1)	(1)	-
Other income (expense), net	18	164	(146)
Total other income (expense), net	221	341	(120)

Net loss	$(2,438)	$(3,369)	$931

Revenue

Revenue was $1,305 for the quarter ended March 31, 2025, as compared to $723 for the quarter ended December 31, 2024. The revenue increase of $582, representing an increase of 80%, is primarily attributable to growth from our MARKET.live business unit services packages and from tremendous growth in our Go Fund Yourself business unit.

Operating Expenses

Depreciation and amortization expenses were $286 for the three months ended March 31, 2025, as compared to $279 for the three months ended December 31, 2024.

General and administrative expenses including stock compensation expense were $3,331 for the three months ended March 31, 2025, as compared to $4,020 for the three months ended December 31, 2024.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, unrealized (gain) loss on short-term investments, interest expense, financing costs, and other (income) expense, and other non-recurring charges.

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

	Three Months Ended March 31,
(in thousands)	2025	2024

Net loss	$(2,438)	$(3,445)

Adjustments
Depreciation and amortization	286	256
Share-based compensation	958	378
Unrealized gain on short-term investments	(83)	-
Interest expense	1	225
Other (income) expense, net	(18)	3
Other costs (a)	256	84

Total EBITDA adjustments	1,400	946
Modified EBITDA	$(1,038)	$(2,499)

(a) Represents a litigation accrual in 2024. Represents severance costs in addition to acquisition costs incurred for Lyvecom acquisition in 2025.

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

Overview

As of March 31, 2025 and December 31, 2024, we had the following balances of cash, restricted cash, and highly liquid investments.

	March 31, 2025	December 31, 2024

Cash	$6,275	$7,617
Restricted Cash	880	878
Investments: Government-Backed Securities	3,884	3,731
Investments: Corporate Bonds	1,197	1,182
Total	$12,236	$13,408

The following is a summary of our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(1,070)	$(2,209)
Cash used in investing activities	(152)	(41)
Cash provided by (used in) financing activities	(118)	12,079
Increase (decrease) in cash and restricted cash	$(1,340)	$9,829

Cash Flows – Operating

For the three months ended March 31, 2025, our cash used in operating activities amounted to $(1,070), compared to cash used for the three months ended March 31, 2024 of $(2,209).

Cash Flows – Investing

For the three months ended March 31, 2025, our cash flows used in investing activities amounted to $(152), primarily due to our investment in long-lived assets and purchases of short-term investments.

Cash Flows – Financing

Our cash (used in) financing activities for the three months ended March 31, 2025 amounted to $(118), which represented our repayment of the outstanding principal balance of an SBA loan.

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

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s consolidated balance sheet at March 31, 2025. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s condensed consolidated statements of operations.

The Company’s investments in trading securities are classified as current based on the intent of management, the nature of the investments and their availability for use in current operations.

The Company’s investments in equity securities primarily consist of non-marketable equity securities in private companies without readily determinable fair values. These investments are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, as permitted under ASC 321, Investments – Equity Securities.

The Company assesses its equity investments for impairment at each reporting period. If qualitative factors indicate that the investment is impaired, and the fair value is less than the carrying amount, an impairment loss is recognized in the Company’s consolidated financial statements. Observable price changes in orderly transactions for identical or similar securities of the same issuer are considered and may result in adjustments to the carrying amount of the investment. These changes, if any, are recorded in earnings in the period when identified.

Gains and losses resulting from remeasurements, impairments, or observable price changes are included in Other income (expense) in the accompanying consolidated statements of operations. The Company reevaluates the basis of its investments as of each balance sheet date and updates its carrying values as necessary.

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

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, refer to Note 2 - Summary of Significant Accounting Policies and Supplemental Disclosure, of our unaudited condensed consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 11 - Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2024 Form 10-K filed on March 25, 2025. The risk factors identified in our 2024 Form 10-K have not changed in any material respect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025)

10.1

Stock Purchase Agreement by and among the Company, Lyvecom, Inc. and the shareholders of Lyvecom, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2025)

10.2

Securities Purchase Agreement, dated April 22, 2025, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025)

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

VERB TECHNOLOGY COMPANY, INC.

Date: May 13, 2025	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

