Form 10-Q
period 2025-06-30
Verb Technology Company, Inc.
filed 2025-08-06
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 1,897,955 shares of common stock, $0.0001 par value per share, outstanding.

VERB TECHNOLOGY COMPANY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2025 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

● our decision to implement a cryptocurrency treasury strategy, whereby we acquire Toncoin, the native cryptocurrency of The Open Network (“TON”) blockchain and our dependence on TON and Toncoin as a result of this strategy;

● our ability to maintain and expand our customer base and to convince our customers to increase the use of our services and/or platform;

● our financial results and the market price of our common stock may be affected by the price of Toncoin, and our Toncoin holdings will be less liquid than cash and cash equivalents;

● changes in the broader digital asset regulatory landscape and as it relates to TON and Toncoin and our failure to comply with applicable regulatory requirements and risks related to any actions we may take to prevent or correct such failure;

● the availability of opportunities to stake Toncoin;

● our ability to maintain and expand our customer base and to convince our customers to increase the use of our services and/or platform;

● the competitive market in which we operate;

● our ability to increase the number of our strategic relationships or grow the revenues received from our current strategic relationships;

● our ability to develop existing services or acceptable new services that keep pace with technological developments;

● our ability to successfully launch new product platforms, including MARKET.live, the rate of adoption of these platforms and the revenue generated from these platforms;

● our ability to deliver our services, as we depend on third party providers;

● our ability to attract and retain qualified management personnel;

● our susceptibility to cybersecurity incidents and other disruptions;

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$2,123	$37	$3,428	$44

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	611	31	958	36
Depreciation and amortization	336	269	622	525
General and administrative	4,110	2,142	7,441	5,105
Total costs and expenses	5,057	2,442	9,021	5,666

Operating loss	(2,934)	(2,405)	(5,593)	(5,622)

Other income (expense)
Interest income	90	168	211	168
Unrealized gain on short-term investments	38	-	121	-
Interest expense	-	(10)	(1)	(235)
Financing costs	-	(90)	-	(90)
Other income, net	201	606	219	603
Total other income (expense), net	329	674	550	446

Net loss before income taxes	(2,605)	(1,731)	(5,043)	(5,176)

Income tax expense (benefit)	(253)	-	(253)	-

Net loss	(2,352)	(1,731)	(4,790)	(5,176)

Less: Net income attributable to non- controlling interests	24	-	150	-

Net loss attributable to Verb Technology Company, Inc.	(2,376)	(1,731)	(4,940)	(5,176)

Preferred stock dividend payable	(85)	(66)	(85)	(141)

Net loss to common stockholders	$(2,461)	$(1,797)	$(5,025)	$(5,317)
Loss per share - basic and diluted	$(1.79)	$(3.35)	$(4.19)	$(15.37)
Weighted average number of common shares outstanding - basic and diluted	1,377,153	536,271	1,199,464	345,996

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS

Current assets
Cash	$4,350	$7,617
Restricted cash	883	878
Accounts receivable, net of allowance for credit losses of $0 and $0 as of June 30, 2025 and December 31, 2024, respectively	616	350
ERC receivable – short-term	734	2,458
Short-term investments - trading	5,125	4,913
Prepaid expenses and other current assets	191	252
Total current assets	11,899	16,468

Capitalized software development costs, net	2,585	2,992
Property and equipment, net	342	331
Operating lease right-of-use assets	273	340
Intangible assets, net	1,061	178
Goodwill	5,165	-
Convertible notes receivable	1,155	-
Investment in equity securities	563	-
Bifurcated embedded derivative asset	350	-
Other assets	266	326

Total assets	$23,659	$20,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$425	$731
Accrued expenses	2,062	2,326
Contract liabilities	178	134
Accrued payroll	394	425
Accrued officers’ compensation	284	534
Note payable, current	-	20
Operating lease liabilities, current	138	124
Preferred dividend payable	85	-

Total current liabilities	3,566	4,294

Long-term liabilities
Note payable, non-current	-	98
Contingent liability, non-current	600	-
Operating lease liabilities, non-current	144	222
Total liabilities	4,310	4,614

Commitments and contingencies (Note 12)

Stockholders’ equity
Series D Preferred Stock, $0.0001 par value, 7,500 shares authorized, 5,000 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	5,000	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 1,417,955 and 993,120 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	206,498	203,295
Accumulated deficit	(192,119)	(187,094)

Total stockholders’ equity in Verb Technology Company, Inc.	19,380	16,202
Non-controlling interests	(31)	(181)

Total stockholders’ equity	19,349	16,021

Total liabilities and stockholders’ equity	$23,659	$20,635

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the six months ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021

Sale of Series D Preferred Shares	5,000	5,000	-	-	(300)	-	-	4,700
Shares issued in connection with acquisition	-	-	184,812	-	1,000	-	-	1,000
Fair value of vested restricted stock awards and stock options	-	-	240,023	-	2,503	-	-	2,503
Series D Preferred Stock dividend payable	-	-	-	-	-	(85)	-	(85)
Net income (loss)	-	-	-	-	-	(4,940)	150	(4,790)
Balance as of June 30, 2025	5,000	$5,000	1,417,955	$1	$206,498	$(192,119)	$(31)	$19,349

For the six months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance at December 31, 2023	3,000	$2,980	106,157	$1	$175,766	$(175,622)	$-	$3,125

Sale of common stock from public offering	-	-	415,487	-	18,596	-	-	18,596
Fair value of vested restricted stock awards and stock options	-	-	26	-	638	-	-	638
Fair value of common shares issued as payment on notes payable	-	-	95,573	-	2,867	-	-	2,867
Series C Preferred Stock redeemed in exchange for common shares	(505)	(656)	23,786	-	656	-	-	-
Series C Preferred Stock dividends payable	-	-	-	-	-	(141)	-	(141)
Net loss	-	-	-	-	-	(5,176)	-	(5,176)
Balance at June 30, 2024	2,495	$2,324	641,029	$1	$198,522	$(180,939)	$-	$19,909

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024

Operating Activities:
Net loss	$(4,790)	$(5,176)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	622	525
Share-based compensation	2,503	738
Unrealized gain on short-term investments - trading	(121)	-
Income tax benefit	(253)	-
Non-cash consideration received in the form of convertible promissory notes	(1,505)	-
Amortization of debt discount	-	99
Amortization of debt issuance costs	-	73
Change in fair value of derivative liability	-	(1)
Finance costs	-	90
Effect of changes in assets and liabilities, net of acquisition:
Accounts receivable	(738)	-
Prepaid expenses and other current assets	76	(60)
ERC receivable	1,724	(735)
Operating lease right-of-use assets	67	28
Accounts payable, accrued expenses, and accrued interest	(921)	(796)
Contract liabilities	44	-
Operating lease liabilities	(64)	(35)
Net cash used in operating activities	(3,356)	(5,250)

Investing Activities:
Purchases of investments – trading securities	(655)	-
Proceeds from sale of investments – trading securities	565	-
Purchase of Lyvecom, Inc., net of cash acquired	(4,222)	-
Purchases of software development costs	(100)	-
Purchases of property and equipment	(68)	(77)
Purchases of intangible assets	(8)	(46)
Net cash used in investing activities	(4,488)	(123)

Financing Activities:
Proceeds from sale of common stock offerings	-	18,596
Proceeds from sale of preferred stock offering	5,000	-
Payments for accrued offering costs related to common stock offerings	-	(105)
Payments for offering costs related to preferred stock offerings	(300)	(180)
Payments for deferred offering costs	-	(85)
Payment of notes payable	(118)	(9)
Net cash provided by financing activities	4,582	18,217

Net change in cash	(3,262)	12,844

Cash and restricted cash - beginning of period	8,495	4,353
Cash and restricted cash - end of period	$5,233	$17,197

See accompanying notes to the condensed consolidated financial statements

VERB TECHNOLOGY COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “Verb,” “we,” “us,” or “our” are intended to mean Verb Technology Company, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Our business is currently comprised of four distinct, yet complimentary business units. They are MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers; and a telehealth business unit that is comprised of two wellness-focused ecommerce sites, VanityPrescribed and GoodGirlRX.

MARKET.live

Focused on interactive video-based social commerce, our MARKET.live platform is a multi-vendor, livestream social shopping destination leveraging the convergence of ecommerce and entertainment. Brands, retailers and creators engage MARKET.live for the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, YouTube, LinkedIn, Facebook, Instagram, Twitch, as well as on MARKET.live, reaching exponentially larger audiences.

MARKET.live has developed and deployed technology integrations with META, TikTok, and Pinterest, among many others. For example, the Meta integration created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram. Our TikTok technology integration allows shoppers watching a MARKET.live stream on TikTok to stay on TikTok and check out through TikTok, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Last year we announced an expanded strategic relationship with TikTok evidenced by a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates to MARKET.live for a menu of MARKET.live contract-based recurring fee revenue services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok store, full creative services, including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. This same menu of services is also provided to consumer brands that contact us directly or through several brand agencies with which we maintain affiliate relationships and currently represents the largest and fastest growing area of MARKET.live’s business.

LyveCom

On April 17, 2025, we announced the closing of the acquisition of LyveCom, an artificial intelligence (“AI”) driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025. The transaction terms are set forth in detail in the Form 8-K filed on April 17, 2025. The integration of LyveCom’s technology into Verb’s MARKET.live expands the platform’s multicast capabilities to allow brands and merchants to deliver a true omnichannel livestream shopping experience. Not only can they broadcast their livestream shopping events simultaneously across multiple social media channels, but they can now also do so across their own websites, apps, and social platforms while leveraging MARKET.live’s new AI-powered video content automation and personalized shopping experiences.

Today’s brands are beholden to big social media and their ever-changing algorithms, relying heavily on their platforms and closed marketplaces to maintain access to a borrowed audience. LyveCom’s technology allows brands to obtain full control over their audience, content, and conversions while funneling ‘zero-party customer data’ back to the brand. Zero-party customer data refers to information a customer intentionally and proactively shares with a business. This very valuable data includes preferences, purchase intentions, personal contexts, and how the customer wants to be recognized. It’s distinct from first-party data, that is collected passively through website interactions, and third-party data, and typically purchased from external sources. The Lyvecom technology also provides brands and merchants with one-click capability to instantly simulcast and scale the broadcast of live shopping events across their own ecommerce sites and apps, marketplaces, and social platforms, maximizing audience reach and engagement while maintaining unified checkout and unified inventory management and control. This month LyveCom will release its new AI Suite, an end-to-end content creation platform available on a subscription basis that automates the production of viral-quality user-generated video content for e-commerce brands.

Purpose-built to address content fatigue, rising production costs, and the ever-increasing demand for short-form video, the LyveCom AI Suite combines proprietary AI scripting tools, ultra-realistic avatars, and autonomous content agents — giving brands the power to scale creative assets at a fraction of the time and cost. The LyveCom Suite includes the following products:

●	AI Script Writer
Converts any product URL into a high-performing, conversion-optimized script using real-time viral data. Instantly test hooks, iterate CTAs, and enhance ROAS with performance-based insights.

●	AI Avatars
Generate lifelike, branded avatars that showcase products in highly engaging, scalable videos — no talent or camera crew required.

●	AI Content Agent
An autonomous AI video assistant that rapidly generates animated product shots, B-roll, and multimedia content to support both organic and paid media strategies.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowd funding platform for public and private companies seeking broad-based exposure across numerous social media channels for their crowd-funded Regulation CF and Regulation A offerings. The platform combines an interactive reality TV show that has been described as a combination of Shark Tank and Kickstarter with MARKET.live’s back-end capabilities allowing viewers to tap or scan onscreen icons and QR codes to facilitate an investment, in near real time, as they watch companies presenting before the Show’s panel of “Titans”. Presenting companies that sell consumer products are able to offer their products directly to viewers during the show in near real time through the same onscreen technology.

The Show airs weekly on CheddarTV, available on most cable operators, prime time at 7pm EST. The Go Fund Yourself business unit generates revenue from fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold. The Show’s expert panel of “Titans” include rotating celebrity guest Titans from the worlds of business, sports, and entertainment, such as NFL Hall of Fame running back Marshall Faulk, among many others, as well as the recurring panel of Titans that include David Meltzer – Chairman of the Napoleon Hill Institute and Former CEO of the Leigh Steinberg Sports & Entertainment agency; Jayson Waller – thought leader, CEO of multiple multi-million-dollar companies, and host of the popular ‘Jayson Waller Unleashed’ Podcast; and Rory J. Cutaia – the Show’s creator and the Founder, Chairman and CEO of Verb, each of whom are executive producers and minority owners.

TeleHealth/Wellness eCommerce Business Units

VanityPrescribed, and GoodGirlRX represent a new telehealth initiative that leverages MARKET.live’s social commerce technology, which the Company intends to employ to disrupt the traditional healthcare model by utilizing social commerce capabilities to provide tailored healthcare solutions at affordable, fixed prices, without hidden fees, membership costs, or inflated markups. On March 11, 2025, the Company announced the launch of GoodGirlRx.com, a partnership under VanityPrescribed with Savannah Chrisley, a well-known lifestyle personality with millions of social media followers and an advocate for health and wellness. Through GoodGirlRx.com, customers will have access to convenient, no-hassle telehealth services and pharmaceuticals that offer fixed pricing regardless of dosage, breaking away from the industry’s traditional model of excessive pricing and gatekeeping. Subscription pricing is also available through the site.

Historical Operations

Historically, and continuing up through June 13, 2023, the Company was a Software-as-a-Service (“SaaS”) applications platform developer that offered a SaaS platform for the direct sales industry comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis, (the “SaaS Assets”).

On April 12, 2019, Verb Direct, LLC, (“Verb Direct”), a subsidiary of the Company, acquired Sound Concepts Inc. On September 4, 2020, Verb Acquisition Co., LLC (“Verb Acquisition”), a subsidiary of the Company, acquired Ascend Certification, LLC, dba SoloFire (“SoloFire”). These acquisitions were intended to augment and diversify the Company’s internet and Software-as-a-Service (“SaaS”) business.

On October 18, 2021, the Company established verbMarketplace, LLC (“Market LLC”), a Nevada limited liability company. Market LLC is a wholly owned subsidiary of the Company established for the MARKET.live business.

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

On November 15, 2024, the Go Fund Yourself Show LLC (“Go Fund Yourself”), a Nevada limited liability company was formed for the operations of the Go Fund Yourself business.

On January 15, 2025, the Company formed Good Girl LLC, a Nevada limited liability company. Good Girl LLC is a majority-owned subsidiary of the Company.

As of June 30, 2025, the Company had cash and restricted cash of $5,233 and short-term investments of $5,125.

Equity Financing

On April 23, 2025, the Company filed a certificate of designation of preferences and rights of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”), with the Secretary of State of Nevada, designating 7,500 shares of non-convertible preferred stock, par value $0.0001 of the Company, as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated face value of $1,200.

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

On August 1, 2025, the Company redeemed in full all outstanding Shares. The redemption was effected pursuant to the terms and conditions set forth in the Certificate of Designation of the Shares. The Company paid an aggregate cash amount equal to the applicable Series D preferred liquidation amount (the original issue price plus any accrued but unpaid 9% annual preferred return).

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Verb, Verb Direct, LLC, Verb Acquisition Co., LLC, verbMarketplace, LLC, LyveCom, Inc., Vanity Prescribed, LLC, Good Girl, LLC and Go Fund Yourself Show, LLC. All intercompany accounts have been eliminated in the consolidation.

The Company has consolidated the results of Go Fund Yourself Show, LLC and Good Girl, LLC. The Company has a 51% voting interest and the power to direct and control the activities of each of these entities. The equity interests of others who own less than 50% in Go Fund Yourself Show, LLC and Good Girl LLC are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of operations.

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

Significant estimates include assumptions made in analysis of assumptions made in purchase price allocations, impairment testing of long-term assets, realization of deferred tax assets, determining fair value of its convertible promissory notes and related embedded derivatives that may require bifurcation, investments in equity securities and valuation of equity instruments issued for services. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the recognition of acquired tangible and identifiable intangible assets and assumed liabilities at their acquisition date fair values. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to acquired entities are included prospectively beginning with the date of acquisition. Acquisition-related costs are expensed as incurred.

See Note 14 – Acquisition.

Segment Information

Effective July 1, 2024, the Company operates as two reportable segments, MARKET.live and Go Fund Yourself. We identify our segments in accordance with ASC 280, Segment Reporting, and in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance. See Note 13 for disclosures of Segment Information which includes disaggregation of revenue.

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

GO FUND YOURSELF Show (“GFY”) derives revenue from fees we charge to issuers for full-scale onsite production services as the first 87.5% of the contract value is recognized as revenue once the show has been shot at the Company’s production facilities. The Company satisfies this performance obligation when the shooting is complete. Revenues are also derived from fees we charge to issuers for post-production services and for marketing, ad, and content creation and distribution services. Upon delivery of the post-production services which includes airing the show on Cheddar network, the remaining 12.5% of the contract value is recognized as revenue. The revenue associated with these services is recognized over time as the performance obligations are completed. GFY fees are based on service packages that range from $15,000 to $60,000 per client issuer. The Company accepts cash as payment or equity (non-cash) as payment for these services. For those client issuers that sell products during the airing of the show through our platform, we charge a fee of up to 25% of the gross sales revenue for all products sold.

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

Vanity Prescribed/GoodGirlRx.com derive revenue from the sale of pharmaceutical and health-care products, both through long-term subscriptions and non-prescription programs. The revenue associated with this revenue stream is recognized as of a point in time when the product is shipped to the customer.

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three and six months ended June 30, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

Cost of Revenue

Cost of revenue primarily consists of processing fees and independent contractors associated with the MARKET.live platform and independent contractors utilized for shows of Go Fund Yourself.

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

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	June 30, 2025	December 31, 2024

Beginning balance	$134	$-

Increase due to deferral of revenue	3,330	167
Decrease due to recognition of revenue	(3,286)	(33)

Ending balance	$178	$134

The Company expects to recognize revenue related to contract liabilities within the next 12 months.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is stated at net realizable value. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of June 30, 2025 and December 31, 2024, the accounts receivable balance was $616 and $350, respectively.

The Company follows ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. As of June 30, 2025 and December 31, 2024, the allowance for credit losses balance was $0 and $0, respectively.

During the six months ended June 30, 2025, the Company received non-cash consideration in the form of non-marketable equity securities in exchange for services rendered, which were originally recorded as accounts receivable. The fair value of the securities received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. The total non-cash consideration recognized in connection with these transactions was $563.

During the six months ended June 30, 2025, the Company received non-cash consideration in the form of convertible promissory notes in exchange for services rendered, which were originally recorded as accounts receivable. The fair value of the notes received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. The total non-cash consideration recognized in connection with these transactions was $1,155.

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s unaudited condensed consolidated balance sheet at June 30, 2025. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s unaudited condensed consolidated statements of operations.

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

See Note 3 – Investments and Fair Value Measurements for further details of the Company’s investments.

Convertible Notes Receivable

The Company provides certain services in exchange for consideration in the form of convertible promissory notes. These notes are classified as long-term assets and presented on the balance sheet under the caption “Convertible Notes Receivable” when the contractual maturity exceeds one year from the balance sheet date.

The convertible notes receivable are non-derivative financial instruments that are generally convertible into equity of the issuing party upon specified terms, including a fixed maturity date and conversion provisions. The Company evaluates the fair value of the services rendered based on the transaction price agreed with the counterparty, which is typically supported by recent transactions or comparable service arrangements.

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, upon satisfaction of the performance obligations in the underlying contract. The corresponding note receivable is initially recorded at its estimated fair value, which is generally based on the fair value of the services provided unless the fair value of the note is more readily determinable.

The Company evaluates the convertible notes receivable for impairment at each reporting period in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). The allowance for credit losses, if any, reflects management’s estimate of expected credit losses over the life of the instrument, based on historical experience, credit quality, and other relevant factors.

If the embedded conversion feature within a note is determined to require bifurcation under ASC 815, Derivatives and Hedging, the derivative component is separately recognized at fair value with changes in fair value recognized in earnings. As of each reporting date, the Company assesses whether bifurcation is required and whether any embedded derivative instruments exist.

See Note 5 – Convertible Notes Receivable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

Non-controlling Interests

Non-controlling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. In January 2025, we have entered into arrangements with third-party investors under which the investors are determined to hold non-controlling interests in entities fully consolidated by the Company. The net assets of the shared entities are attributed to the controlling and non-controlling interests based on the terms of the governing contractual arrangements. The net income of $150 and $0 that is allocated to the non-controlling interests is included in the consolidated statement of operations for the six months ended June 30, 2025 and 2024, respectively.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as part of stockholders’ equity. Accordingly, the Series D Preferred Stock offering on April 22, 2025, is classified as part of stockholders’ equity as of June 30, 2025.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurements and Note 5 – Convertible Notes Receivable for further details.

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

Advertising Costs

All costs associated with advertising, promotion and marketing programs are expensed as incurred. Advertising expense totaled $338 and $92, and $679 and $181, for the three and six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, and 2024, the Company had total outstanding options of 31,251 and 10,195, respectively, and warrants of 3,396 and 3,702, respectively, and outstanding restricted stock awards of 365,661 and 741, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,
	2025	2024
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues	Two customers accounted for 11% and 15% of revenues	One customer that accounted for 52% of revenues

Accounts receivable	One customer that accounted for 31% of accounts receivable	No customers that accounted for greater than 10% of accounts receivable

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	No vendors accounted for greater than 10% of its purchases individually and in the aggregate	One vendor that accounted for 18% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$3	$1

Supplemental disclosure of non-cash investing and financing activities:
Settlement of accounts receivable with non-marketable equity securities	$563	$-
Issuance of common shares in connection with the purchase of Lyvecom	1,000	-
Addition of contingent liability recorded in connection with the purchase of Lyvecom	600	-
Fair value of common shares issued as payment on notes payable	-	2,777
Fair value of common shares issued to redeem Series C preferred shares	-	656

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

A summary of our short-term investments are as follows:

	June 30, 2025	December 31, 2024

U.S. treasury securities	$3,912	$3,731
Corporate bonds	1,213	1,182
Short-term investments	$5,125	$4,913

A summary of our long-term investments are as follows:

	June 30, 2025	December 31, 2024

Equity securities	$563	$-
Bifurcated embedded derivative asset	350	-
Long-term investments	$913	$-

Marketable securities

Marketable securities as of June 30, 2025 consisted of the following:

	Cost of Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable debt securities
U.S. treasury securities	$3,885	$27	$-	$3,912
Corporate bonds	1,204	9	-	1,213
Total marketable debt securities	$5,089	$36	$-	$5,125

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

The Company’s financial instruments include investment in equity securities and contingent consideration which are valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy.

Valuation Techniques

Bifurcated Embedded Derivative Assets

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date. The fair value of the embedded derivative was calculated using a with and without method at issuance and revalued at the end of the reporting period using a Monte Carlo simulation model that used various assumptions related to term of the underlying agreement, equity value of the issuer, expected volatility, risk-free interest rate, credit risk adjusted rate, and the probability, timing, size of the future qualified financing or non-qualified financing rounds. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s condensed consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $350 as of June 30, 2025. Refer to Note 5 – Convertible Notes Receivable for further details.

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Purchase Agreement governing the acquisition of Lyvecom, Inc., which provided that the selling shareholders of Lyvecom, Inc. could receive up to an additional $3,000 in cash over a 24-month earn-out period based on Lyvecom’s achievement of various performance metrics. We classified contingent consideration within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include revenue risk premium and revenue volatility and was valued at $600. See Note 14 – Acquisition for further details of this acquisition.

Financial instruments measured at fair value on a recurring basis as of June 30, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable debt securities
U.S. treasury securities	$3,912	$-	$-	$3,912
Corporate bonds	-	1,213	-	1,213
Total marketable debt securities	$3,912	$1,213	$-	$5,125
Non-marketable equity securities
Non-marketable equity securities	$-	$-	$563	$563
Total non-marketable equity securities	$-	$-	$563	$563
Derivative assets
Bifurcated embedded derivative asset	$-	$-	$350	$350
Total derivative assets	$-	$-	$350	$350
Derivative liability
Contingent consideration	$-	$-	$(600)	$(600)
Total derivative liabilities	$-	$-	$(600)	$(600)

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,231 and $7,131 of internal and external development costs as of June 30, 2025 and December 31, 2024, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the three and six months ended June 30, 2025 and 2024, the Company amortized $258 and $250, respectively and $507 and $499, respectively.

Capitalized software development costs, net consisted of the following:

	June 30, 2025	December 31, 2024

Beginning balance	$2,992	$3,990

Additions	100	-
Amortization	(507)	(998)
Ending balance	$2,585	$2,992

The expected future amortization expense for capitalized software development costs as of June 30, 2025, is as follows:

Year ending	Amortization
2025 remaining	$517
2026	1,030
2027	1,030
2028	8
2029 and thereafter	-
Total amortization	$2,585

5. CONVERTIBLE NOTES RECEIVABLE

During the six months ended June 30, 2025, the Company provided services to third parties in exchange for consideration in the form of convertible promissory notes with a principal amount totaling $1,505. The notes are non-interest bearing, mature more than 12 months from the balance sheet date, and is convertible into equity of the issuers at a future date based on the terms specified in the agreements.

The notes were recorded at their estimated fair value at inception, which approximated the value of the services provided. Revenue related to this transaction was recognized in accordance with ASC 606, Revenue from Contracts with Customers, upon satisfaction of the underlying performance obligations.

The Company evaluates all convertible notes receivable for credit impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Based on management’s review of the counterparty’s financial condition and other relevant information as of June 30, 2025, no allowance for credit losses was deemed necessary.

If the embedded conversion feature within a note is determined to require bifurcation under ASC 815, Derivatives and Hedging, the derivative component is separately recognized at fair value with changes in fair value recognized in earnings. As of each reporting date, the Company assesses whether bifurcation is required and whether any embedded derivative instruments exist. As of June 30, 2025, the conversion feature has been valued at $350 and characterized as “Derivative financial assets” and classified as a long-term asset in the accompanying condensed consolidated balance sheet.

As of June 30, 2025, the balance of convertible notes receivable was $1,155. As the notes mature beyond one year, the Company has classified the amount as a long-term asset in the accompanying condensed consolidated balance sheet.

6. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30,
	2025	2024
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$119	$65

Other information
Cash paid for amounts included in the measurement of lease liabilities	$75	$45
Weighted average remaining lease term – operating leases (in years)	2.03	2.25
Weighted average discount rate – operating leases	6.7%	9.0%

	June 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	$273	$340

Short-term operating lease liabilities	$138	$124
Long-term operating lease liabilities	144	222
Total operating lease liabilities	$282	$346

Year ending	Operating Leases
2025 remaining	$81
2026	143
2027	71
2028	6
2029 and thereafter	-
Total lease payments	301
Less: Imputed interest/present value discount	(19)
Present value of lease liabilities	$282

7. NOTE PAYABLE

The Company has the following outstanding note payable as of June 30, 2025 and December 31, 2024:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2025	Balance at December 31, 2024

Note payable	May 15, 2020	May 15, 2050	3.75%	$150	$-	$118
Total note payable					-	118
Non-current					-	(98)
Current					$-	$20

On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Monthly payments, including principal and interest, began on October 26, 2022. On March 7, 2025, the Company fully repaid the SBA loan balance, including accrued interest.

As of June 30, 2025 and December 31, 2024, the outstanding principal and accrued interest balance due under the note was $0 and $118, respectively.

The following table provides a breakdown of interest expense:

	Three Months Ended June 30,
	2025	2024

Interest expense – amortization of debt discount	$-	$-
Interest expense – amortization of debt issuance costs	-	-
Interest expense – other	-	10

Total interest expense	$-	$10

	Six Months Ended June 30,
	2025	2024

Interest expense – amortization of debt discount	$-	$99
Interest expense – amortization of debt issuance costs	-	73
Interest expense	1	63

Total interest expense	$1	$235

8. CAPITAL STOCK

Common Stock

The Company’s common stock activity for the six months ended June 30, 2025 is as follows:

Shares Issued for Acquisition

On April 11, 2025, the Company, Lyvecom and the Lyvecom Shareholders entered into a definitive Stock Purchase Agreement with respect to the Acquisition that incorporated the terms of the Binding Term Sheet (the “Purchase Agreement”). The Acquisition closed on April 11, 2025. The purchase price paid for the shares of capital stock of Lyvecom included the issuance of 184,812 restricted shares of the Company’s common stock (the “Restricted Shares”) having a value of $1,000 on the closing date based on a 30-day volume weighted average price of approximately $5.41 per share. The Restricted Shares are subject to a lock-up agreement and a leak-out agreement.

See Note 14 – Acquisition.

Shares Issued for Services

During the six months ended June 30, 2025, the Company issued 120,023 shares of common stock to Rory Cutaia, CEO, associated with the vesting of Restricted Stock Units.

During the six months ended June 30, 2025, the Company issued 120,000 shares of common stock to James Geiskopf, Lead Director, associated with the vesting of Restricted Stock Units.

See Note 15 – Subsequent Events.

Preferred Stock

The Company’s preferred stock activity for the six months ended June 30, 2025 was as follows:

Series D

On April 23, 2025, the Company filed a certificate of designation of preferences and rights (“the “Certificate of Designation”) of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”), with the Secretary of State of Nevada, designating 7,500 shares of non-convertible preferred stock, par value $0.0001 of the Company, as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated face value of $1,200.00 (“Stated Value”).

Each share of Series D Preferred Stock shall accrue a rate of return on the Stated Value at the rate of 9% per year, compounded annually to the extent not paid as set forth in the Certificate of Designation, and to be determined pro rata for any fractional year periods (the “Preferred Return”). The Preferred Return shall accrue on each share of Series D Preferred Stock from the date of its issuance and shall be payable or otherwise settled as set forth in the Certificate of Designation.

The Preferred Return shall be payable on a quarterly basis, within five Business Days (as defined in the Certificate of Designation) of the end of each calendar quarter, either in cash or via the issuance to the applicable Series D Holder of an additional number of shares of Series D Preferred Stock equal to (i) the Preferred Return then accrued and unpaid, divided by (ii) the Stated Value, with the election as to payment in cash or via the issuance of additional shares of Series D Preferred Stock to be determined in the discretion of the Company.

In the event that the Corporation elects to pay any Preferred Return via the issuance of shares of Series D Preferred Stock, no fractional shares of Series D Preferred Stock shall be issued, and the Corporation shall pay in cash the Preferred Return that would otherwise be payable via the issuance of a fractional share of Series D Preferred Stock.

Subject to the terms and conditions set forth in the Certificate of Designation, at any time the Company may elect, in the sole discretion of the Board, to redeem in whole or in part, the Series D Preferred Stock then issued and outstanding from all of the Series D Holders (a “Corporation Optional Redemption”) by paying to the applicable Series D Holders an amount in cash equal to the Series D Preferred Liquidation Amount then applicable to such shares of Series D Preferred Stock being redeemed in the Corporation Optional Redemption (the “Redemption Price”).

The Series D Preferred Stock confers no voting rights on holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series D Preferred Stock or as otherwise required by applicable law.

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

The Company had accrued $85 in preferred stock dividend payable as of June 30, 2025. See Note 15 – Subsequent Events.

9. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the six months ended June 30, 2025 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2025	198,823	$12.28
Granted	410,435	5.32
Vested/deemed vested	(240,023)	5.66
Forfeited	(3,574)	19.63
Non-vested at June 30, 2025	365,661	$8.74

The total fair value of restricted stock units that vested or deemed vested during the six months ended June 30, 2025 was $1,358. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three and six months ended June 30, 2025 and 2024 amounted to $1,412 and $104, and $2,253 and $209, respectively. As of June 30, 2025, the amount of unvested compensation related to issuances of restricted stock units was $2,482 which will be recognized as part of operating expense through January 2029.

See Note 15 – Subsequent Events.

10. STOCK OPTIONS

A summary of option activity for the six months ended June 30, 2025 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2025	18,075	$127.61	4.22	$-
Granted	13,451	6.59	-	-
Forfeited	(275)	146.00	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025	31,251	$75.36	4.07	$-

Vested June 30, 2025	5,454	$279.47	3.07	$-

Exercisable at June 30, 2025	5,454	$279.47	3.07	$-

At June 30, 2025, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three and six months ended June 30, 2025 and 2024 amounted to $133 and $206, and $250 and $429, respectively. As of June 30, 2025, the total unrecognized share-based compensation expense was $608, which is expected to be recognized as part of operating expense through September 2027.

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

11. STOCK WARRANTS

The Company has the following warrants outstanding as of June 30, 2025, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2025	3,545	$1,769.64	2.92	$-
Granted	-	-	-	-
Forfeited	(149)	1,600.00	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025, all vested	3,396	$1,600.00	2.55	$-

As of June 30, 2025, the intrinsic value of the outstanding warrants was $0.

12. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Verb Technology Company, Inc., et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. On August 29, 2024, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel only approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. On July 3, 2025, the 2nd Appellate Division affirmed the trial court’s ruling. The Company is currently determining whether to file an appeal. In the interim, the Company bonded the judgement preventing any enforcement or collection of the judgement. As of June 30, 2025, the bonded amount is recorded and included within restricted cash on the Company’s consolidated balance sheet. The Company has accrued the liability at June 30, 2025 and believes the accrual is adequate pending the outcome of the appeal process.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $490 in board fees to its three independent board members over the term of their appointment for services to be rendered. This amount includes a one-time performance-based bonus payment to a board member that is non-recurring. The Company’s CEO does not receive compensation for serving on the Board of Directors.

Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

Total board fees expensed during the six months ended June 30, 2025 and 2024 was $296 and $403, respectively.

13. SEGMENT REPORTING

The Company currently operates two reportable segments, MARKET.live and Go Fund Yourself. The Company also operates a third business unit, currently operating in stealth mode, which for the three and six months ending June 30, 2025, the Company does not deem to be a reportable segment.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	3 months ended June 30, 2025				3 months ended June 30, 2024
	Reportable Segments				Reportable Segments
	MARKET.live	Go Fund Yourself	Corporate	Consolidated	MARKET.live	Go Fund Yourself	Corporate	Consolidated

Revenues	$688	$1,435	$-	$2,123	$37	$-	$-	$37

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	281	330	-	611	31	-	-	31
Depreciation and amortization	300	17	19	336	250	-	19	269
General and administrative	712	820	2,578	4,110	998	18	1,126	2,142

Total costs and expenses	1,293	1,167	2,597	5,057	1,279	18	1,147	2,442
Operating income (loss)	$(605)	$268	$(2,597)	$(2,934)	$(1,242)	$(18)	$(1,147)	$(2,405)

	6 months ended June 30, 2025				6 months ended June 30, 2024
	Reportable Segments				Reportable Segments
	MARKET.live	Go Fund Yourself	Corporate	Consolidated	MARKET.live	Go Fund Yourself	Corporate	Consolidated

Revenues	$1,250	$2,178	$-	$3,428	$44	$-	$-	$44

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	456	502	-	958	36	-	-	36
Depreciation and amortization	550	33	39	622	500	-	25	525
General and administrative	1,466	1,073	4,902	7,441	2,018	18	3,069	5,105

Total costs and expenses	2,472	1,608	4,941	9,021	2,554	18	3,094	5,666
Operating income (loss)	$(1,222)	$570	$(4,941)	$(5,593)	$(2,510)	$(18)	$(3,094)	$(5,622)

Total assets by reportable segment as of June 30, 2025 is as follows:

	Corporate	Go Fund Yourself	MARKET.Live	Consolidated

ASSETS

Current assets:
Cash	$4,256	$15	$79	$4,350
Restricted cash	883	-	-	883
Accounts receivable	9	323	284	616
ERC Receivable - short-term	734	-	-	734
Short-term investments - trading	5,125	-	-	5,125
Prepaid expenses and other current assets	132	23	36	191
Total current assets	11,139	361	399	11,899

Capitalized software development costs	-	-	2,585	2,585
Property and equipment, net	64	272	6	342
Operating lease right-of-use assets	-	159	114	273
Intangible assets, net	159	10	892	1,061
Goodwill	-	-	5,165	5,165
Convertible notes receivable	-	1,505	-	1,505
Investment in equity securities	-	563	-	563
Other non-current assets	250	7	9	266

Total assets	$11,612	$2,877	$9,170	$23,659

14. ACQUISITION

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

The following is our preliminary allocation of the fair value of the purchase price as of April 11, 2025:

Current assets	$47
Intangible assets	934
Accrued liabilities	(65)
Contingent liability	(600)
Deferred tax liability	(256)
Total net assets acquired	60
Goodwill	5,165
Total purchase price	$5,225

We believe that in this acquisition goodwill represents the existing customer base of Lyvecom and the added synergy profitability expansion when we implement the Company’s processes into the Company. Goodwill will not be amortized but will be tested at least annually for impairment. None of the recognized goodwill will be deductible for tax purposes.

In connection with this acquisition, we incurred $21 and $261 in acquisition-related expenses during the three and six months ended June 30, 2025, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. From the date of acquisition until June 30, 2025, Lyvecom contributed revenues of $76 during the three months ended June 30, 2025, which are included in our unaudited condensed consolidated statements of operations.

The following tables present the unaudited pro forma combined results of operations of the Company and Lyvecom as though the acquisition occurred at the beginning of fiscal 2024 (in thousands, except per share amount and number of shares):

	Three Months Ended June 30,
	2025	2024

Pro forma revenues	$2,131	$122
Pro forma net loss attributable to common stockholders of Verb Technology Company, Inc.	$(2,720)	$(1,870)
Pro forma earnings per share – basic and diluted	$(1.94)	$(2.59)

Pro forma weighted-average shares used in computing earnings per share – basic and diluted	1,399,493	721,083

	Six Months Ended June 30,
	2025	2024

Pro forma revenues	$3,544	$203
Pro forma net loss attributable to common stockholders of Verb Technology Company, Inc.	$(5,137)	$(5,203)
Pro forma earnings per share – basic and diluted	$(3.94)	$(9.80)

Pro forma weighted-average shares used in computing earnings per share – basic and diluted	1,302,591	530,808

The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2024. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. The unaudited pro forma financial information includes adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma weighted average number of common shares outstanding includes the impact of 184,812 shares of our common stock issued as partial consideration for the acquisition.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 6, 2025, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Issuances of Common Stock

On July 7, 2025, the Company issued 80,000 shares of common stock to Mr. Cutaia for extraordinary performance associated with the Company’s quarter over quarter revenue growth pursuant to the Corporate Action, Change of Control, and Extraordinary Performance Agreement with Mr. Cutaia dated October 31, 2024.

On July 7, 2025, the Company issued 80,000 shares of common stock to Mr. Geiskopf for extraordinary performance associated with the Company’s quarter over quarter revenue growth pursuant to the Corporate Action, Change of Control, and Extraordinary Performance Agreement with Mr. Geiskopf dated October 31, 2024.

On August 1, 2025, the Company issued 160,000 shares of common stock to Mr. Cutaia for extraordinary performance associated with the Company’s quarter over quarter revenue growth pursuant to the Corporate Action, Change of Control, and Extraordinary Performance Agreement with Mr. Cutaia dated October 31, 2024.

On August 1, 2025, the Company issued 80,000 shares of common stock to Mr. Geiskopf for extraordinary performance associated with the Company’s quarter over quarter revenue growth pursuant to the Corporate Action, Change of Control, and Extraordinary Performance Agreement with Mr. Geiskopf dated October 31, 2024.

On August 1, 2025, the Company issued 80,000 shares of common stock to Mr. Geiskopf in partial consideration of an expansive 4-year non-compete agreement.

On August 2, 2025, the Company issued 415,661 shares of its common stock to certain employees, officers, and directors pursuant to the change of control provisions in existing RSU agreements.

On August 2, 2025, the Company issued 400,000 RSUs to Mr. Geiskopf in partial consideration of an expansive 4-year non-compete agreement. In addition, the Company issued 250,000 RSUs to Mr. Cutaia in consideration of an expansion and extension of the existing non-compete provision in his employment agreement, and 150,000 RSUs in consideration of a modification to the constructive discharge provisions of his employment agreement.

Series D Preferred Shares Redeemed in Cash

On August 1, 2025, the Company redeemed all the outstanding shares of Series D Preferred Stock for $6,152 which included accrued preferred dividends of $152 as of the date of redemption. The 5,000 shares of Series D Preferred Stock were redeemed at the Stated Value of $1,200 per share.

Private Placement

On August 3, 2025, the Company entered into a subscription agreement with certain institutional investors (the “PIPE Subscribers”) in an aggregate amount of approximately $558 million, pursuant to which the Company agreed to issue, and the PIPE Subscribers agreed to purchase, shares of common stock, par value $0.0001 per share, at a purchase price of $9.51 per share (and pre-funded warrants to purchase shares of Common Stock at a purchase price per warrant of $9.5099) (the “PIPE Financing”). The net proceeds from the PIPE Financing are intended to be used by the Company to purchase Toncoin, the native cryptocurrency of The Open Network blockchain, and for working capital and general corporate purposes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three- and six-month periods ended June 30, 2025 and 2024 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Overview

Our business is currently comprised of four distinct, yet complimentary business units. They are MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers; and a telehealth business unit that is comprised of two wellness-focused ecommerce sites, VanityPrescribed and GoodGirlRX.

MARKET.live

Focused on interactive video-based social commerce, our MARKET.live platform is a multi-vendor, livestream social shopping destination leveraging the convergence of ecommerce and entertainment. Brands, retailers and creators engage MARKET.live for the ability to broadcast livestream shopping events simultaneously on numerous social media channels, including TikTok, YouTube, LinkedIn, Facebook, Instagram, Twitch, as well as on MARKET.live, reaching exponentially larger audiences.

MARKET.live has developed and deployed technology integrations with META, TikTok, and Pinterest, among many others. For example, the Meta integration created a seamless, native, friction-free checkout process for Facebook and Instagram users to purchase MARKET.live vendors’ products within each of those popular apps. This integration allows Facebook and Instagram users to browse products featured in MARKET.live shoppable videos, place products in a native shopping cart and checkout – all without leaving Facebook or Instagram. Our TikTok technology integration allows shoppers watching a MARKET.live stream on TikTok to stay on TikTok and check out through TikTok, eliminating the friction or reluctance of TikTok users to leave their TikTok feed in order to complete their purchase. Our technology integration allows the purchase data to flow back through MARKET.live and to the individual vendors and stores on MARKET.live seamlessly for fulfillment of the orders.

Last year we announced an expanded strategic relationship with TikTok evidenced by a formal partnership with TikTok Shop pursuant to which MARKET.live became a service provider for TikTok Shop and officially designated as a TikTok Shop Partner (TSP). Under the terms of the partnership, TikTok Shop refers consumer brands, retailers, influencers and affiliates to MARKET.live for a menu of MARKET.live contract-based recurring fee revenue services that include, among other things, assistance in onboarding to TikTok Shop and establishing a TikTok store, full creative services, including content creation and full remote and in-studio production services, host/influencer casting and management, TikTok Shop maintenance and enhancements for existing TikTok clients’ stores. This same menu of services is also provided to consumer brands that contact us directly or through several brand agencies with which we maintain affiliate relationships and currently represents the largest and fastest growing area of MARKET.live’s business.

LyveCom

On April 17, 2025, we announced the closing of the acquisition of LyveCom, an artificial intelligence (“AI”) driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025. The transaction terms are set forth in detail in the Form 8-K filed on April 17, 2025. The integration of LyveCom’s technology into Verb’s MARKET.live expands the platform’s multicast capabilities to allow brands and merchants to deliver a true omnichannel livestream shopping experience. Not only can they broadcast their livestream shopping events simultaneously across multiple social media channels, but they can now also do so across their own websites, apps, and social platforms while leveraging MARKET.live’s new AI-powered video content automation and personalized shopping experiences.

Today’s brands are beholden to big social media and their ever-changing algorithms, relying heavily on their platforms and closed marketplaces to maintain access to a borrowed audience. LyveCom’s technology allows brands to obtain full control over their audience, content, and conversions while funneling ‘zero-party customer data’ back to the brand. Zero-party customer data refers to information a customer intentionally and proactively shares with a business. This very valuable data includes preferences, purchase intentions, personal contexts, and how the customer wants to be recognized. It’s distinct from first-party data, that is collected passively through website interactions, and third-party data, and typically purchased from external sources. The Lyvecom technology also provides brands and merchants with one-click capability to instantly simulcast and scale the broadcast of live shopping events across their own ecommerce sites and apps, marketplaces, and social platforms, maximizing audience reach and engagement while maintaining unified checkout and unified inventory management and control. This month LyveCom will release its new AI Suite, an end-to-end content creation platform available on a subscription basis that automates the production of viral-quality user-generated video content for e-commerce brands.

Purpose-built to address content fatigue, rising production costs, and the ever-increasing demand for short-form video, the LyveCom AI Suite combines proprietary AI scripting tools, ultra-realistic avatars, and autonomous content agents — giving brands the power to scale creative assets at a fraction of the time and cost. The LyveCom Suite includes the following products:

●	AI Script Writer
Converts any product URL into a high-performing, conversion-optimized script using real-time viral data. Instantly test hooks, iterate CTAs, and enhance ROAS with performance-based insights.

●	AI Avatars
Generate lifelike, branded avatars that showcase products in highly engaging, scalable videos — no talent or camera crew required.

●	AI Content Agent
An autonomous AI video assistant that rapidly generates animated product shots, B-roll, and multimedia content to support both organic and paid media strategies.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowd funding platform for public and private companies seeking broad-based exposure across numerous social media channels for their crowd-funded Regulation CF and Regulation A offerings. The platform combines an interactive reality TV show that has been described as a combination of Shark Tank and Kickstarter with MARKET.live’s back-end capabilities allowing viewers to tap or scan onscreen icons and QR codes to facilitate an investment, in near real time, as they watch companies presenting before the Show’s panel of “Titans”. Presenting companies that sell consumer products are able to offer their products directly to viewers during the show in near real time through the same onscreen technology.

The Show airs weekly on CheddarTV, available on most cable operators, prime time at 7pm EST. The Go Fund Yourself business unit generates revenue from fees we charge to issuers to appear on the show and for marketing, ad, and content creation and distribution services. For those issuers that sell products during each airing of the show through our platform, we charge a fee up to 25% of the gross sales revenue for all products sold. The Show’s expert panel of “Titans” include rotating celebrity guest Titans from the worlds of business, sports, and entertainment, such as NFL Hall of Fame running back Marshall Faulk, among many others, as well as the recurring panel of Titans that include David Meltzer – Chairman of the Napoleon Hill Institute and Former CEO of the Leigh Steinberg Sports & Entertainment agency; Jayson Waller – thought leader, CEO of multiple multi-million-dollar companies, and host of the popular ‘Jayson Waller Unleashed’ Podcast; and Rory J. Cutaia – the Show’s creator and the Founder, Chairman and CEO of Verb, each of whom are executive producers and minority owners.

TeleHealth/Wellness eCommerce Business Units

VanityPrescribed, and GoodGirlRX represent a new telehealth initiative that leverages MARKET.live’s social commerce technology, which the Company intends to employ to disrupt the traditional healthcare model by utilizing social commerce capabilities to provide tailored healthcare solutions at affordable, fixed prices, without hidden fees, membership costs, or inflated markups. On March 11, 2025, the Company announced the launch of GoodGirlRx.com, a partnership under VanityPrescribed with Savannah Chrisley, a well-known lifestyle personality with millions of social media followers and an advocate for health and wellness. Through GoodGirlRx.com, customers will have access to convenient, no-hassle telehealth services and pharmaceuticals that offer fixed pricing regardless of dosage, breaking away from the industry’s traditional model of excessive pricing and gatekeeping. Subscription pricing is also available through the site.

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

Vanity Prescribed/GoodGirlRx.com derives revenue from the sale of pharmaceutical and health-care products, both through long-term subscriptions and non-prescription programs.

Historically, and continuing up through June 13, 2023, we were a Software-as-a-Service (“SaaS”) applications platform developer that offered a SaaS platform for the direct sales industry comprised of a suite of interactive video-based sales enablement business software products marketed on a subscription basis, (the “SaaS Assets”).

On June 13, 2023, the Company disposed of all of its operating SaaS Assets pursuant to an asset purchase agreement in consideration of the sum of $6.5 million, $4.75 million of which was paid in cash by the buyer at the closing of the transaction (the “Sale of the SaaS Assets”). An additional payment in the aggregate of $0.75 million will be paid by the buyer if certain profitability and revenue targets are met during the second year following the closing date as set forth more particularly in the asset purchase agreement. A similar payment would have been due and payable to the Company after the first year following the closing if the buyer had met certain profitability and revenue targets specified in the asset purchase agreement, which it failed to meet. The sale of the SaaS Assets was undertaken to allow the Company to focus its resources on its then burgeoning MARKET.live business unit which it expects over time will create greater shareholder value.

Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services. The Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three and six months ended June 30, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

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

Recent Developments

Acquisition of Lyvecom

On February 28, 2025, the Company entered into a Binding Term Sheet (the “Binding Term Sheet”) with Lyvecom, Inc. (“Lyvecom”) and the shareholders of Lyvecom (the “Lyvecom Shareholders”) to acquire all the outstanding capital stock of Lyvecom (the “Acquisition”). On April 11, 2025, the Company, Lyvecom and the Lyvecom Shareholders entered into a definitive Stock Purchase Agreement with respect to the Acquisition that incorporated the terms of the Binding Term Sheet (the “Purchase Agreement”). The Acquisition closed on April 11, 2025. The purchase price paid for the shares of capital stock of Lyvecom was $3.0 million in cash, the repayment of $1.125 million to certain investors in Lyvecom’s Simple Agreement for Future Equity (S.A.F.E.) instruments, the payment of $100,000 to a Lyvecom related party to satisfy an existing loan to Lyvecom, and the issuance of 184,812 restricted shares of the Company’s common stock (the “Restricted Shares”) having a value of $1.0 million on the closing date based on a 30-day volume weighted average price of approximately $5.41 per share. The Restricted Shares are subject to a lock-up agreement and a leak-out agreement. The Purchase Agreement also provides for an earn-out payment to the Lyvecom Shareholders of up to an additional $3.0 million in cash over a 24-month earn-out period based on Lyvecom’s achievement of various performance metrics.

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

On April 22, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”). Pursuant to the Securities Purchase Agreement, the Company and Investor agreed that the Company shall sell and the Investor agreed to purchase 5,000 shares of the Company’s newly designated Non-Convertible, Non-Voting Series D Preferred Stock (the “Shares”) for a total purchase price of $5.0 million. The Shares have no voting rights and a face value of $1,200 per share. The sale of the Shares was consummated on April 22, 2025.

The Company had accrued $85 in preferred stock dividend payable as of June 30, 2025. On August 1, 2025, the Company redeemed in full all outstanding Shares. The redemption was effected pursuant to the terms and conditions set forth in the Certificate of Designation of the Shares. The Company paid an aggregate cash amount equal to the applicable Series D preferred liquidation amount (the original issue price plus any accrued but unpaid 9% annual preferred return).

Private Placement and TON Treasury Strategy

On August 3, 2025, the Company entered into a subscription agreement for the sale of shares of its common stock, $0.0001 par value per share (“Common Stock”), at a purchase price of $9.51 per share, or pre-funded warrants to purchase shares of Common Stock in lieu thereof at a purchase price per warrant of $9.5099, to certain institutional investors in a private investment in public equity transaction (the “PIPE”). The expected gross proceeds are approximately $558 million before deducting placement agent fees and other offering expenses. The net proceeds from the PIPE are intended to be used to acquire Toncoin, the native cryptocurrency of The Open Network (“TON”) blockchain, which will position it to implement a TON treasury strategy (the “TON Treasury Strategy”), and for working capital and general corporate purposes. The PIPE is expected to close on or about August 7, 2025.

Toncoin will serve as the Company’s primary treasury reserve asset. The implementation of the TON Treasury Strategy is expected to result in the Company being one of the largest holders of Toncoin globally and enable it to generate sustainable staking rewards, which is discussed in greater detail below. In connection with implementation of the TON Treasury Strategy, the Company also expects to rebrand as TON Strategy Co. In addition, the Company’s existing business operations will continue and are expected to continue to expand.

TON is a blockchain platform originally developed by the creators of Telegram, a cloud-based, cross-platform social media and instant messaging service with over one billion monthly active users. Initially named the Telegram Open Network, with its native token Grams, the project faced a U.S. regulatory challenge, as discussed in the section entitled “Risk Factors” within this Quarterly Report, that resulted in Telegram ceasing its involvement in the Telegram Open Network blockchain. Grams were not fully developed, and the test version of the tokens was placed into smart contracts, which anyone could mine. A community of open-source developers continued development of the Telegram Open Network, using its codebase, architecture, and documentation, subsequently updating its testnet to mainnet and rebranding it as TON, and used the open-source code as the basis for Toncoin, which became TON’s native token. The TON Foundation, a non-profit organization and network of developers and many network contributors in the TON community, now supports, but does not control or govern, TON blockchain and TON ecosystem.

TON blockchain is a layer-1 blockchain designed to be a scalable, user-friendly platform that supports various decentralized applications. Operating on a Proof of Stake (“PoS”) consensus model, TON aims to enhance network scalability, security, and energy efficiency. Validators help secure, and run, TON, which is accomplished by staking Toncoin, earning rewards for their participation, and contributing to the network’s overall stability. Toncoin is also used for paying transaction and gas fees and participating in governance. The functionality of TON depends on the use of Toncoin to power transactions and smart contracts that are essential to the applications built on top of TON. Furthermore, the use of Toncoin by validators facilitates the security features on which TON relies.

Implementation of the Company’s TON Treasury Strategy is bolstered by an exclusive partnership between Telegram and the TON Foundation. From 2023 to 2024, Toncoin experienced significant growth in active addresses and wallets. Moreover, in 2024, TON blockchain was the fastest growing blockchain by transactions. In January 2025, Telegram and the TON Foundation announced that TON blockchain would become the exclusive blockchain infrastructure powering Telegram’s Mini App ecosystem, allowing Telegram users to use Toncoin within Telegram without leaving the interface. This enables TON to leverage Telegram’s fast-growing user population to scale distribution. In July 2025, TON Wallet, a self-custodial wallet built into Telegram’s interface, went live in the United States. Due to these relationships, particularly the relationship with Telegram, Toncoin holders can utilize Telegram’s built-in crypto tools and existing platform to access and use Toncoin and TON ecosystem to pay with Toncoin at approximately 100 million global retailers, including any point-of-sale device, even if the merchant does not accept cryptocurrency, send and exchange crypto, including NFTs and digital gifts, complete payments or create invoices using QR codes, engage in cross-border stablecoin transactions, and generate income from Telegram-native apps and games built on Toncoin, among other things.

Implementation of the TON Treasury Strategy

In implementing the TON Treasury Strategy, the Company expects to use a majority of its cash and cash flows to effect on-TON blockchain purchases in order to build and maintain a position in Toncoin. On July 31, 2025, Verb Subsidiary 3, Corp., a wholly owned subsidiary of the Company, entered into a purchase agreement to purchase Toncoin in the aggregate amount of approximately $272.7 million at a purchase price of $1.83 per Toncoin, representing an approximate 40% discount to market price as of July 31, 2025. The Company expects the discount will lead to a greater yield relative to other blockchain platforms. Telegram will also waive transfer restrictions on locked-up Toncoin to support the Company in implementing its TON Treasury Strategy.

Following closing of the PIPE, the Company expects to have (i) a large percentage of its share capital subject to lock-up (between six to 12 months, subject to customary exceptions), (ii) one of the largest cash assets to total assets raised among digital asset treasury companies for non-bitcoin and non-ethereum digital assets, (iii) one of the largest cash assets to underlying market value of circulating supply of Toncoin; and (iv) significant cash reserves to grow its Toncoin treasury following its launch.

In addition, TON operates as a PoS consensus model, where validators are responsible and incentivized to verify user transactions, which the Company believes contributes to TON’s overall stability. The Company’s accumulation of Toncoin is expected to be accretive, as acquisitions on Toncoin will enable it to generate staking rewards to initiate, manage, and grow its Toncoin exposure in a sustainable, cash flow positive manner. For information related to liquidity-related risks, among others, associated with the TON Treasury Strategy, please refer to the section entitled “Risk Factors” within this Quarterly Report.

Results of Operations

Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

The following is a comparison of our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change

Revenue	$2,123	$37	$2,086

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	611	31	580
Depreciation and amortization	336	269	67
General and administrative	4,110	2,142	1,968
Total costs and expenses	5,057	2,442	2,615

Loss from operations	(2,934)	(2,405)	(529)

Other income (expense), net
Interest income	90	168	(78)
Unrealized gain on short-term investments	38	-	38
Interest expense	-	(10)	10
Financing costs	-	(90)	90
Other income (expense), net	201	606	(405)
Total other income (expense), net	329	674	(345)

Net loss before income taxes	$(2,605)	$(1,731)	$(874)

Revenue

Revenue was $2,123 for the three months ended June 30, 2025, as compared to $37 for the three months ended June 30, 2024. The revenue increase of $2,086, representing an increase of 5,638%, is primarily attributable to revenue received from our MARKET.live business unit services packages and from our Go Fund Yourself business unit which began its operations in July 2024.

The table below sets forth our quarterly revenues from the quarter ended September 30, 2023 (first quarter following the SaaS sale) through the quarter ended June 30, 2025, which reflects the trend of revenue over the past eight fiscal quarters:

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $611 for the three months ended June 30, 2025, as compared to $31 for the three months ended June 30, 2024. The increase of $580 is attributable to the revenue increase of $2,086 as compared to the prior year comparable period.

Operating Expenses

Depreciation and amortization expenses were $336 for the three months ended June 30, 2025, as compared to $269 for the three months ended June 30, 2024. The increase of $67 is primarily due to the additional amortization expense resulting from the addition of intangible assets related to the acquisition of Lyvecom in April 2025.

General and administrative expenses including stock compensation expense were $4,110 for the three months ended June 30, 2025, as compared to $2,142 for the three months ended June 30, 2024. General and administrative expenses excluding stock compensation expense were $2,565 for the three months ended June 30, 2025, as compared to $1,782 for the three months ended June 30, 2024. The increase of $783, or 44%, is primarily due to an increase in bonus accruals and payments to personnel related to the goals of business development of the Company’s segments combined with an increase in advertising costs both offset by a decrease in software costs resulting from the acquisition of Lyvecom.

Other Income (Expense), net

Other income, net, for the three months ended June 30, 2025 was $329, which was primarily attributable to interest income of $90, unrealized gain on short-term investments of $38, and other income, net of $201.

Three Months Ended June 30, 2025 as Compared to the Three Months Ended March 31, 2025

The following is a comparison of our results of operations for the three months ended June 30, 2025 and March 31, 2025 (in thousands):

	Three Months Ended,
	June 30, 2025	March 31, 2025	Change

Revenue	$2,123	$1,305	$818

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	611	347	264
Depreciation and amortization	336	286	50
General and administrative	4,110	3,331	779
Total costs and expenses	5,057	3,964	1,093

Operating loss	(2,934)	(2,659)	(275)

Other income (expense), net
Interest income	90	121	(31)
Unrealized gain (loss) on short-term investments	38	83	(45)
Interest expense	-	(1)	1
Other income (expense), net	201	18	183
Total other income (expense), net	329	221	108

Net loss before income taxes	$(2,605)	$(2,438)	$(167)

Revenue

Revenue was $2,123 for the three months ended June 30, 2025, as compared to $1,305 for the three months ended March 31, 2025. The revenue increase of $818, representing an increase of 63%, is primarily attributable to growth from our MARKET.live business unit services packages and from tremendous growth in our Go Fund Yourself business unit.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $611 for the three months ended June 30, 2025, as compared to $347 for the three months ended March 31, 2025. The increase of $264 is attributable to the revenue increase of $818 as compared to the three months ended March 31, 2025.

Operating Expenses

Depreciation and amortization expenses were $336 for the three months ended June 30, 2025, as compared to $286 for the three months ended March 31, 2025. The increase of $50 is primarily due to the additional amortization expense resulting from the addition of intangible assets related to the acquisition of Lyvecom in April 2025.

General and administrative expenses including stock compensation expense were $4,110 for the three months ended June 30, 2025, as compared to $3,331 for the three months ended March 31, 2025. General and administrative expenses excluding stock compensation expense were $2,565 for the three months ended June 30, 2025, as compared to $2,373 for the three months ended March 31, 2025. The increase of $192, or 8%, is primarily due to an increase in bonus accruals and payments to personnel related to the goals of business development of the Company’s segments offset by a decrease in professional fees associated with the acquisition of Lyvecom in April 2025 and a decrease in software costs resulting from the acquisition.

Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

The following is a comparison of our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change

Revenue	$3,428	$44	$3,384

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	958	36	922
Depreciation and amortization	622	525	97
General and administrative	7,441	5,105	2,336
Total costs and expenses	9,021	5,666	3,355

Loss from operations	(5,593)	(5,622)	29

Other income (expense), net
Interest income	211	168	43
Unrealized gain on short-term investments	121	-	121
Interest expense	(1)	(235)	234
Financing costs	-	(90)	90
Other income (expense), net	219	603	(384)
Total other income (expense), net	550	446	104

Net loss before income taxes	$(5,043)	$(5,176)	$133

Revenue

Revenue was $3,428 for the six months ended June 30, 2025, as compared to $44 for the six months ended June 30, 2024. The revenue increase of $3,384, representing an increase of 7,691%, is primarily attributable to revenue received from our MARKET.live business unit services packages and from our Go Fund Yourself business unit which began its operations in July 2024.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $958 for the six months ended June 30, 2025, as compared to $36 for the six months ended June 30, 2024. The increase of $922 is attributable to the revenue increase of $3,384 as compared to the prior year comparable period.

Operating Expenses

Depreciation and amortization expenses were $622 for the six months ended June 30, 2025, as compared to $525 for the six months ended June 30, 2024. The increase of $97 is primarily due to the additional amortization expense resulting from the addition of intangible assets related to the acquisition of Lyvecom in April 2025.

General and administrative expenses including stock compensation expense were $7,441 for the six months ended June 30, 2025, as compared to $5,105 for the six months ended June 30, 2024. General and administrative expenses excluding stock compensation expense were $4,938 for the six months ended June 30, 2025, as compared to $4,367 for the six months ended June 30, 2024. The increase of $571, or 13%, is primarily due to an increase in bonus accruals to personnel related to the goals of business development of the Company’s segments and expansion costs related to the segments that were formed in July 2024, an increase in advertising costs for these new segments and an increase in professional fees associated with the acquisition of Lyvecom in April 2025. These increases were partially offset by a decrease in software costs resulting from the acquisition of Lyvecom.

Other Income (Expense), net

Other income, net, for the six months ended June 30, 2025 was $550, which was primarily attributable to interest income of $211, unrealized gain on short-term investments of $121, and other income, net of $219.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, unrealized (gain) loss on short-term investments, interest expense, financing costs, income tax expense (benefit) and other (income) expense, and other non-recurring charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net loss	$(2,352)	$(1,731)	$(4,790)	$(5,176)

Adjustments:
Depreciation and amortization	336	269	622	525
Share-based compensation	1,545	360	2,503	738
Unrealized gain on short-term investments	(38)	-	(121)	-
Interest expense	-	10	1	235
Financing costs	-	90	-	90
Other income, net	(201)	(606)	(219)	(603)
Income tax expense (benefit)	(253)	-	(253)	-
Other non-recurring costs (a)	21	13	277	97

Total EBITDA adjustments	1,410	136	2,810	1,082
Modified EBITDA	$(942)	$(1,595)	$(1,980)	$(4,094)

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

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

Overview

As of June 30, 2025 and December 31, 2024, we had the following balances of cash, restricted cash, and highly liquid investments.

	June 30, 2025	December 31, 2024

Cash	$4,350	$7,617
Restricted Cash	883	878
Investments: Government-Backed Securities	3,912	3,731
Investments: Corporate Bonds	1,213	1,182
Total	$10,358	$13,408

The following is a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(3,356)	$(5,250)
Cash used in investing activities	(4,488)	(123)
Cash provided by financing activities	4,582	18,217
Increase (decrease) in cash and restricted cash	$(3,262)	$12,844

Cash Flows – Operating

For the six months ended June 30, 2025, our cash used in operating activities from continuing operations amounted to $(3,356), compared to cash used in operating activities for the six months ended June 30, 2024 of $(5,250). The decrease in cash used in operating activities of $1,894 is primarily due to an increase in revenue of $3,384 partially offset by an increase in costs associated with this revenue increase as compared to the prior year comparable period.

Cash Flows – Investing

For the six months ended June 30, 2025, our cash flows used in investing activities amounted to $(4,488), primarily due to our acquisition of Lyvecom, Inc.

Cash Flows – Financing

For the six months ended June 30, 2025, our cash flows provided by financing activities amounted to $4,582 primarily due to our preferred stock offering in April 2025 of $5,000 partially offset by offering costs of $300 and a repayment of note payable of $118.

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

GO FUND YOURSELF Show (“GFY”) derives revenue from fees we charge to issuers for full-scale onsite production services as the first 87.5% of the contract value is recognized as revenue once the show has been shot at the Company’s production facilities. The Company satisfies this performance obligation when the shooting is complete. Revenues are also derived from fees we charge to issuers for post-production services and for marketing, ad, and content creation and distribution services. Upon delivery of the post-production services which includes airing the show on Cheddar network, the remaining 12.5% of the contract value is recognized as revenue. The revenue associated with these services is recognized over time as the performance obligations are completed. GFY fees are based on service packages that range from $15,000 to $60,000 per client issuer. The Company accepts cash as payment or equity (non-cash) as payment for these services. For those client issuers that sell products during the airing of the show through our platform, we charge a fee of up to 25% of the gross sales revenue for all products sold.

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

Vanity Prescribed/GoodGirlRx.com derives revenue from the sale of pharmaceutical and health-care products, both through long-term subscriptions and non-prescription programs. The revenue associated with this revenue stream is recognized as of a point in time when the product is shipped to the customer.

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

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s consolidated balance sheet at June 30, 2025. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s condensed consolidated statements of operations.

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

Convertible Notes Receivable

The Company provides certain services in exchange for consideration in the form of convertible promissory notes. These notes are classified as long-term assets and presented on the balance sheet under the caption “Convertible Notes Receivable” when the contractual maturity exceeds one year from the balance sheet date.

The convertible notes receivable are non-derivative financial instruments that are generally convertible into equity of the issuing party upon specified terms, including a fixed maturity date and conversion provisions. The Company evaluates the fair value of the services rendered based on the transaction price agreed with the counterparty, which is typically supported by recent transactions or comparable service arrangements.

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, upon satisfaction of the performance obligations in the underlying contract. The corresponding note receivable is initially recorded at its estimated fair value, which is generally based on the fair value of the services provided unless the fair value of the note is more readily determinable.

The Company evaluates the convertible notes receivable for impairment at each reporting period in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). The allowance for credit losses, if any, reflects management’s estimate of expected credit losses over the life of the instrument, based on historical experience, credit quality, and other relevant factors.

If the embedded conversion feature within a note is determined to require bifurcation under ASC 815, Derivatives and Hedging, the derivative component is separately recognized at fair value with changes in fair value recognized in earnings. As of each reporting date, the Company assesses whether bifurcation is required and whether any embedded derivative instruments exist.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the 2024 Form 10-K filed on March 25, 2025. With the exception of the following, there have been no material changes in the risk factors set forth in the “Risk Factors” section of our 2024 Form 10-K.

Risks Related to Our TON Treasury Strategy and Toncoin Holdings

Our financial results and the market price of the common stock may be affected by the price of Toncoin.

Toncoin is a highly volatile asset, and fluctuations in the price of Toncoin, like fluctuations experienced in prior years, are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Toncoin decreased substantially (as it has in the past) or entirely, including as a result of:

●	decreased user and investor confidence in Toncoin, including due to the various factors described herein;

●	investment and trading activities, or related effects, such as (i) trading activities of highly active retail and institutional users, speculators, investors, and others; (ii) actual or expected significant dispositions of Toncoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of Toncoin associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for Toncoin or potential developments relating to spot exchange-traded products (“ETPs”); and (iv) auto-liquidations in derivatives markets;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Toncoin, the native cryptocurrency of The Open Network (“TON”), TON blockchain, TON, significant third parties using TON, such as Telegram Messenger, a cloud-based messaging application that integrates TON (“Telegram”), or the broader digital assets industry, and the ongoing effects of such events or perceptions, for example, (i) public perception that Toncoin and other digital assets can be used as a vehicle to circumvent sanctions, to launder money, to commit or facilitate fraud, or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants the TON ecosystem, Telegram and the in the digital assets industry, including, for example, Pavel Durov, the co-founder and CEO of Telegram, whose arrest in France in August 2024 resulted in a 20% decline in the price of Toncoin; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of Toncoin and related activities;

●	changes in consumer preferences and the perceived value or prospects of Toncoin;

●	competition from other digital assets that exhibit better speed, security, utility, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, “de-pegging” of a stablecoin with a significant deviation from the target value, or the crash, or unavailability of stablecoins that are used as a medium of exchange for Toncoin purchase and sale transactions, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Toncoin or adversely affect investor confidence in digital assets generally;

●	developments relating to TON, including (i) changes to TON that impact its security, speed, utility, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning TON blockchain, changes to the maximum number of Toncoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to TON to adapt to security, technological, legal or other challenges, (iii) potential or actual risks from validators and nominators, whether acting individually or collectively; and (iv) changes to TON that introduce software bugs, security risks, exploitation risks, or other elements that adversely affect Toncoin;

●	developments relating to Toncoin’s use within Telegram, such as any failure, breach, loss of users, or other harm to Telegram or any of its senior leadership, including in light of Telegram’s exclusive use of TON blockchain;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for Toncoin, similar to, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and resulted in Binance temporarily discontinuing all fiat deposits and withdrawals in the United States;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in prior years, and the exit of Binance from the U.S. market as part of its settlement with the U.S. Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, law enforcement, private litigation, and judicial actions and statements that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Toncoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	transaction congestion and fees associated with processing transactions on the Toncoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, energy supply issues, or other issues that could result in the cryptography used by TON blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political and geopolitical conditions.

The Company’s Toncoin holdings will be less liquid than existing cash and cash equivalents and may not be able to serve as a source of liquidity for it to the same extent as cash and cash equivalents.

The Toncoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets and certain other digital assets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability or due to contractual arrangements, we may not be able to sell our Toncoin at favorable prices, for a certain period of time, or at all. For example, a wholly owned subsidiary of the Company entered into a purchase agreement on July 31, 2025, pursuant to which the purchased Toncoins are subject to a lock-up period. As a result, our Toncoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Furthermore, Toncoin we hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Toncoin or otherwise generate funds using our Toncoin holdings, including in particular during times of market instability or when the price of Toncoin may have experienced significant decline. If we are unable to sell our Toncoin, enter into additional capital raising transactions, including capital raising transactions using Toncoin as collateral, or otherwise generate funds using our Toncoin holdings, or if we are forced to sell our Toncoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We have recently announced our new TON treasury strategy, and we may be unable to successfully implement it.

We have announced a significant change in strategy to our new TON treasury strategy. There is no assurance that we will be able to successfully implement this new strategy or operate Toncoin-related activities at the scale or profitability currently anticipated. TON operates with a Proof-of-Stake (“PoS”) consensus mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support Toncoin and related staking activities. Our new strategy also requires that we implement different security protocols and treasury management practices. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors in key management could result in significant loss of funds and reduced rewards. As a result, our shift to our TON treasury strategy could have a material adverse effect on our business and financial condition.

Our TON treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our TON treasury strategy, including staking, restaking, liquid staking, and other decentralized finance activities, exposes us to significant operational risks. TON’s PoS consensus mechanism allows staking either through direct operation of the single nominator pool or participation in nominator pools. In operating a single nominator pool, we may employ secure key management and implement protection against slashing of staked funds. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the TON ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs, and it could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including a loss of service or Toncoin as a result of action or inaction of by such providers or significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our TON treasury strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

In connection with our TON treasury strategy, we expect to interact with various smart contracts deployed on TON, which may expose us to risks and technical vulnerabilities.

In connection with our TON treasury strategy, including staking, restaking, liquid staking, and other decentralized finance activities, we expect to interact with various smart contracts deployed on TON in order to optimize our strategy. Smart contracts are self-executing code that operate without human intervention once deployed. Although smart contracts are integral to the functionality of staking deposit contracts, liquid staking protocols, restaking platforms, and decentralized finance applications, they are subject to many known risks such as technical vulnerabilities, coding errors, security flaws, and exploits. Any vulnerability in a smart contract we interact with could result in the loss or theft of Toncoin or other digital assets, which could have a materially adverse impact on our business. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the inability to access funds. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.

A significant decrease in the market value of our Toncoin holdings could adversely affect our ability to satisfy our financial obligations under any future debt financings.

Our ability to make scheduled payments on or to refinance any indebtedness and financial commitments we incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business and other factors beyond our control. If the market value of Toncoin decreases significantly, we may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on any indebtedness.

If our cash flows and capital resources are insufficient to fund debt and other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to service our debt would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we face substantial liquidity problems, we might be required to sell assets to meet debt and other obligations. Future indebtedness may restrict our ability to dispose of assets and dictates our use of the proceeds from such disposition.

We may not be able to consummate dispositions, and the proceeds of any such disposition may be inadequate to meet obligations. We may be unable to access adequate funding as a result of a decrease in lender commitments due to an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover a defaulting lender’s portion. As a result, we may be unable to execute our plan of operations, make acquisitions or otherwise conduct operations, which would have a material adverse effect on our financial condition and results of operations.

Unrealized fair value gains on our Toncoin holdings could cause us to become subject to the corporate alternative minimum tax.

Unless an exemption applies, the Internal Revenue Code imposes a 15% corporate alternative minimum tax (“CAMT”) on certain corporations. In general, CAMT applies to corporations with respect to their initial tax year and subsequent tax years if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. However, the determination of CAMT applicability is computationally and administratively complex and limited guidance has been provided by the Internal Revenue Service (the “IRS”). In June 2025, the Internal Revenue Service released a notice covering CAMT, which included an optional simplified method for determining CAMT applicability and announced its intention to revise regulations addressing CAMT that were proposed in September 2024.

The Company may be required to adopt ASU 2023-08, under which the Company’s Toncoin holdings must be measured at fair value in the Company’s statement of financial position, with gains and losses from changes in the fair value of Toncoin recognized in net income each reporting period. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, although the September 2024 proposed regulations provide that, among other adjustments, the Company’s adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year, the June 2025 notice indicated that the IRS intends to issue additional interim guidance addressing how unrealized gains and losses on certain investment assets, such as the Company’s Toncoin holdings, which are reported for financial statement purposes, are taken into account for purposes of determining the application of CAMT, and that the revised CAMT regulations will incorporate such interim guidance.

Accordingly, although the exact approach that any guidance from the IRS or revised CAMT regulations would take is unclear, it is possible that if the Company adopted ASU 2023-08, the Company could become subject to CAMT. If the Company becomes subject to CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect the Company’s financial results, including its earnings and cash flow, and its financial condition.

Future developments regarding the treatment of crypto assets for U.S. and non-U.S. tax purposes could adversely impact the Company’s business and liquidity.

Due to the evolving nature of cryptocurrencies and the absence of comprehensive legal and tax guidance with respect to digital asset products and transactions, many significant aspects of the U.S. and non-U.S. tax treatment of transactions involving cryptocurrencies are uncertain, and it is unclear whether, when and what guidance may be issued in the future. In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions” (which have been periodically updated), that provide additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of virtual currency. However, this guidance does not address other significant aspects of the U.S. federal income tax treatment of cryptocurrencies and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions. Although we believe our treatment of digital asset transactions for U.S. federal income tax purposes is consistent with existing guidance provided by the IRS and existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset transactions for U.S. tax purposes, which could adversely affect our business. There can be no assurance that the IRS, the U.S. state revenue agencies or other non-U.S. tax authorities, will not alter their respective positions with respect to cryptocurrencies in the future or that a court would uphold the treatment set forth in existing guidance. It also is unclear what additional guidance may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations for purposes of U.S. or non-U.S. tax regulations. Any such alteration of existing IRS, U.S. state and non-U.S. tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for holders of cryptocurrencies and could have an adverse effect on the value of cryptocurrencies and the broader cryptocurrency markets. Future technological and operational developments that may arise with respect to cryptocurrencies may increase the uncertainty with respect to the treatment of cryptocurrency for U.S. and non-U.S. tax purposes. The uncertainty regarding tax treatment of digital asset transactions could adversely impact our business and our operations, including how we are taxed, if the volume of cryptocurrency transactions decreases due to an adverse tax effect.

Toncoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Toncoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Toncoin or the ability of individuals or institutions such as us to own or transfer Toncoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Toncoin or the ability of individuals or institutions such as us to own or transfer Toncoin. For example, without limitation, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	in July 2025, U.S. Congress passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or GENIUS Act, which establishes a regulatory framework for the issuance of “payment stablecoins”, which are digital assets backed by low-risk reserves and designed to maintain a fixed value attached to a national currency, and the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025, which, if it becomes law, would establish a comprehensive U.S. regulatory framework for digital assets that, among other things, delineates SEC and Commodity Futures Trading Commission (“CFTC”) oversight;

●	in May 2025, the UK Government published draft legislation expanding the financial services regime to cover new cryptoasset-related activities and the UK Financial Conduct Authority published a discussion paper regarding its proposed approach to regulating cryptoasset activities, including with regard to trading platforms, intermediaries, staking, lending, and borrowing and decentralized finance;

●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay significant penalties across the four agencies and to discontinue its operations in the United States;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets”;

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

Furthermore, in 2019 the SEC filed a complaint against Telegram alleging that Telegram was conducting an unregistered offering of securities by selling interests (in the form of promissory notes) in unissued and incomplete “Grams”, which at the time was the proposed native token of the proposed Telegram Open Network blockchain. A district court enjoined Telegram’s distribution of Grams, ultimately resulting in Telegram returning more than $1.2 billion to investors and paying an $18.5 million civil penalty, on the basis that the SEC had shown a substantial likelihood of success in proving that Telegram’s plan to distribute Grams was an unregistered offering of securities to which no exemption applied. Following the injunction, Telegram ceased involvement with the Telegram Open Network blockchain. Grams were not fully developed, and the test version of the tokens was placed into smart contracts, which anyone could mine. A community of open-source developers continued development of the Telegram Open Network using its codebase, architecture, and documentation, subsequently updating its testnet to mainnet and rebranding it as TON, and used the open-source code as the basis for Toncoin.

In 2025, the SEC dismissed its civil enforcement actions against several major crypto asset trading platforms, including Coinbase, Kraken, and Binance. While these dismissals may signal a shift in regulatory approach or enforcement priorities, and although the SEC in July 2025, supported by the current presidential administration, unveiled “Project Crypto”, an SEC initiative to develop a flexible regulatory framework to accommodate cryptocurrencies and blockchain-based trading, there remains significant uncertainty regarding the application of federal securities laws to crypto assets, including Toncoin. Future regulatory actions, changes in interpretation or administrations, or new legislation could adversely affect our ability to hold, acquire, or utilize Toncoin and other crypto assets, and could materially impact our business, financial condition, and results of operations.

Furthermore, these types of activities are subject to heightened regulatory scrutiny, and future changes in laws or regulations could restrict our ability to engage in such strategies or impact our ability to recover assets in the event of a counterparty default. If we are unable to recover our Toncoin or funds from a counterparty, or if regulatory changes adversely affect our ability to generate income from our Toncoin holdings, our business, financial condition, and results of operations could be materially and adversely affected.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and Toncoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of Toncoin, as well as our ability to hold or transact in Toncoin, and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a TON treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of Toncoin in particular, may also impact the price of Toncoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Toncoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Toncoin, institutional demand for Toncoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Toncoin as a store of value or means of payment, and the availability and popularity of alternatives to Toncoin. Certain other digital assets are better-known and have more liquidity than Toncoin. Even if growth in Toncoin adoption occurs in the near or medium-term, there is no assurance that Toncoin usage will continue to grow over the long-term.

Because Toncoin has no physical existence beyond the record of transactions on TON blockchain, a variety of technical factors related to TON blockchain could also impact the price of Toncoin. For example, malicious attacks by certain network participants, inadequate fees to incentivize validating of transactions, hard “forks” of TON blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of TON blockchain and negatively affect the price of Toncoin. The liquidity of Toncoin may also be reduced and damage to the public perception of Toncoin may occur, if financial institutions were to deny or limit banking services to businesses that hold Toncoin, provide Toncoin-related services or accept Toncoin as payment, which could also decrease the price of Toncoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for Toncoin-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. Though this statement was withdrawn in April 2025, indicating a shift towards a more permissive stance on crypto-asset activities for financial institutions. there is no guarantee that federal banking agencies in the future will maintain this approach. The liquidity of Toncoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Toncoin and other digital assets.

The availability of spot ETPs for digital assets may adversely affect the market price of our common stock.

Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold digital assets directly, as well as the potential reluctance of financial planners and advisers to recommend direct digital asset holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to digital assets, particularly Bitcoin, through investment vehicles that hold digital assets and issue shares representing fractional undivided interests in their underlying digital asset holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to the underlying digital asset.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. Furthermore, on July 29, 2025, the SEC approved orders that permit in-kind creations and redemptions for crypto asset ETPs, aligning the regulatory treatment of digital asset ETPs with established practices for traditional commodity-based ETPs. The SEC has not, to date, but may in the future approve, a spot Toncoin ETP. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Toncoin as well as a decline in the value of our common stock relative to the value of our Toncoin.

Although we are an operating company, and we believe we offer a different value proposition than a spot ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP and choose to purchase shares of a spot digital asset ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs (including any future SEC-approved Toncoin Spot ETP) offer a “pure play” exposure to particular digital assets that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying digital asset we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Toncoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs and other vehicles that offer economic exposure to digital assets, such as any future SEC-approved spot ETP that invests in Toncoin, futures exchanged-traded funds, leverage futures ETFs, and equivalent vehicles on international exchanges, including ETPs for Toncoin, any premium or discount in our common stock relative to the value of our Toncoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for Toncoin or other digital assets could have a material adverse effect on the market price of our common stock.

Our TON treasury strategy will subject us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, commit or facilitate fraud schemes, fund criminal or terrorist activities, or circumvent sanctions regimes. While we have implemented or intend to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our Toncoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our Toncoin from bad actors that have used Toncoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Toncoin by us may be restricted or prohibited.

We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by the Toncoin we acquire. We may also consider pursuing strategies to create income streams or otherwise generate funds using our Toncoin holdings. These types of Toncoin-related transactions are the subject of enhanced regulatory oversight. These and any other Toncoin-related transactions we may enter into, beyond simply acquiring and holding Toncoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting digital assets, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in Toncoin.

In addition, private actors that are wary of Toncoin or the regulatory concerns associated with Toncoin may take actions, including but not limited to litigation, that may have an adverse effect on our business or the market price of our common stock.

Toncoin trading venues may experience greater fraud, security failures, or regulatory or operational problems than trading venues for more established asset classes.

Toncoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are Toncoin trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Toncoin trading venues, including exchanges that handle a significant volume of Toncoin trading and/or are subject to regulatory oversight, in the event one or more Toncoin trading venues cease or pause for a prolonged period the trading of Toncoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC has brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Any actual or perceived wash trading in the Toncoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Toncoin. Negative perception, a lack of stability in the broader Toncoin markets and the closure, temporary shutdown or operational disruption of Toncoin trading venues, institutional investors, custodians, or other major participants in the TON ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Toncoin and the broader TON ecosystem, and greater volatility in the price of Toncoin. As we expect the price of our common stock to be affected by the value of our Toncoin holdings, the failure of a major participant in the TON ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of Toncoin holdings may heighten the risks inherent in the Company’s TON treasury strategy.

We have and intend to purchase Toncoin and increase our overall holdings of Toncoin in the future. The intended concentration of our Toncoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our TON treasury strategy. Significant declines, like the declines experienced in prior years, in the price of Toncoin could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

If the Company or its third-party service providers experience a cybersecurity incident or unauthorized parties obtain access to its TON assets, or if a user or other party commits a market-related exploit, the Company may lose some or all of its TON assets and its financial condition and results of operations could be materially adversely affected.

Substantially all of the Toncoin we will acquire will be held in custody accounts at Blockchain.com, a non-U.S. entity. We may in the future use other accounts at other institutions. Cybersecurity incidents are of particular concern with respect to our Toncoin. Toncoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the TON ecosystem have been, and may in the future be, subject to cybersecurity incidents or other malicious activities. For example, state actors and hacker groups have successfully exploited cryptocurrencies’ underlying code and infiltrated digital asset custodians.

A successful cybersecurity incident could result in:

●	a partial or total loss of our Toncoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Toncoin;

●	an impact to the cost and availability of cyber insurance for the Company;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived cybersecurity incident directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader TON ecosystem or in the use of TON to conduct financial transactions, which could negatively impact us.

Attacks on systems across a variety of industries, including industries related to Toncoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors, criminal hackers, hacktivists, and insiders. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving (including the use of artificial intelligence and other emerging technologies), may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners, and may be heightened in the event we determine to transact bilaterally. The Company may be required to expend additional resources to continue to enhance the Company’s cybersecurity measures or to investigate and remediate any cybersecurity vulnerabilities.

We and our third-party service providers may experience cybersecurity incidents due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems, as well as the systems and facilities of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Advanced cyberattacks can be multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, a loss of confidence in our business, early termination of our contracts and other business losses, indemnification of our customers, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations and other significant liabilities, any of which could materially harm our business any of which could adversely affect our business, revenues, and competitive position.

In addition, certain types of attacks are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative or corrective measures. Further, there has been an increase in such activities due to the increase in remote workers. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future cybersecurity incident of our operations or those of others in the broader digital assets industry, including third-party services on which we rely, could materially and adversely affect our business.

The Company will face risks relating to the custody of Toncoin it acquires, including the loss or destruction of private keys required to access its Toncoin and cyberattacks or other data loss relating to its Toncoin.

We may use third-party exchanges, such as Kraken, or brokerage firms, such as Cumberland or Galaxy, which we believe to be reputable, to purchase Toncoin for our treasury to the extent Toncoin is available on such exchanges. As part of our process in determining transactions with third-party exchanges, we will search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering (“AML”), Office of Foreign Assets Control (“OFAC”) and know-your client (“KYC”) rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

In addition, as noted above, substantially all of the Toncoin we will acquire will be initially held in custody accounts at Blockchain.com, a non-U.S. entity. Accordingly, we will depend on the Blockchain.com to maintain industry standard policies and procedures and to implement satisfactory internal controls. Blockchain.com is not subject to U.S. state or federal laws or regulations, or regulated by U.S. governing bodies. If Blockchain.com fails to maintain industry standard policies surrounding custodianship, our business, financial condition or the results of our operations may be materially adversely affected.

Absent federal regulations, there is the possibility that Toncoin may be classified as a “security.” Any classification of Toncoin as a “security” would subject us to additional regulation and could materially impact the operation of our business and potentially cause us to dispose of a substantial majority of the Toncoin we hold.

None of the SEC or any other U.S. federal or state regulator has publicly stated whether they agree that Toncoin is a “security,” or taken a regulatory or legal position to that effect. Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology”, which includes as an objective “protecting and promoting the ability of individual citizens and private sector entities alike to access and . . . to maintain self-custody of digital assets,” Toncoin has not yet been classified with respect to U.S. federal securities laws. Therefore, while we believe that Toncoin is not a “security” within the meaning of the U.S. federal securities laws, and that registration of the Company or our treasury under the Investment Company Act of 1940, as amended (the “ICA”), is therefore not required, we acknowledge that a regulatory body or federal court may determine otherwise in the future. If this occurs, even if our beliefs were reasonable under the circumstances, we could become subject to the requirement to register as an investment company under the ICA which could be impractical. If that were the case, we could be required to sell a substantial majority of our Toncoin.

As part of our ongoing review of applicable securities laws, we consider a number of factors, including the various definitions of “security” under such laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases. We also consider court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that Toncoin is not a “security” is premised, among other reasons, on our conclusion that Toncoin does not meet elements of the Howey test. We caution, however, that, as discussed above, in 2018, a district court enjoined Telegram’s distribution of Grams. In its ruling, the court ruled that the series of understandings, transactions, and undertakings between Telegram and initial purchasers of interests (in the form of promissory notes) in unissued and incomplete “Grams”, were investment contracts and, therefore, securities.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view with regard to the classification of Toncoin in the future. The application of securities laws to the specific facts and circumstances of digital assets is complex and subject to interpretations by the SEC and the courts. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that Toncoin, or any other digital asset we might hold, is a “security.” Therefore, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines and penalties if Toncoin or components of TON blockchain was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties and other damages, adversely affect our business, results of operations, financial condition, treasury operations and prospects, and potentially require us to dispose of a substantial majority of the Toncoin or other digital assets that we hold.

Furthermore, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

Any additional regulatory implications of a determination that Toncoin is a security could adversely affect the market price of Toncoin and in turn adversely affect the market price of our common stock.

If we were deemed to be an investment company under the ICA, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated

Under Sections 3(a)(1)(A) and (C) of the ICA, a company generally will be deemed to be an “investment company” if (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, cash items, and interests in qualifying majority owned subsidiaries ) on an unconsolidated basis. Rule 3a-1 promulgated under the ICA (“Rule 3a-1”) generally provides that notwithstanding the test described in clause (ii) in the previous sentence, an entity will not be deemed to be an “investment company” for purposes of the ICA if no more than 45% of the value of its assets (as computed under Rule 3a-1) consists of, and no more than 45% of its net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by qualifying employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity.

We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the ICA because we believe Toncoin is not an investment security under the ICA. This belief is derived from our belief that Toncoin is not a security under general securities laws, as described above. With respect to Section 3(a)(1)(A), we do not hold ourselves out as being engaged primarily or propose to engage primarily in the business of investing, reinvesting, or trading in securities within the meaning of such section. With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore should be deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C).

Toncoin and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the ICA. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or a federal court for purposes of the ICA, which would increase the percentage of investment securities held by us for ICA purposes. We understand that the SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the ICA to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the ICA to BlockFi Lending LLC (“BlockFi”), in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, as computed under the ICA, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were to be deemed an investment company in the future, restrictions imposed by the ICA, including limitations on our ability to issue different classes of stock, including senior securities, leverage limitations, diversification requirements, custody requirements and broad restrictions on transactions with affiliated persons and their affiliates, likely would make it impractical for us to continue our business model as contemplated, could require us to dispose of a substantial majority of the Toncoin or other digital assets our subsidiary owned, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

A disruption of the Internet may affect the operation of the cryptocurrency networks, which may adversely affect the cryptocurrency industry and an investment in the Company.

The cryptocurrency networks rely on the Internet. A significant disruption of Internet connectivity could disrupt the cryptocurrency networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in the Company. In particular, some variants of cryptocurrencies have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and cryptocurrency transfers.

Cryptocurrencies are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and network participants are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of cryptocurrency, which could affect cryptocurrency’s value and consequently the value of the Common Stock.

Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer cryptocurrency could have a material adverse effect on the price of cryptocurrency and the value of an investment in the Company.

Toncoin is created and transmitted through TON. If TON is disrupted or encounters any unanticipated difficulties, the value of Toncoin could be negatively impacted.

If TON is disrupted or encounters any unanticipated difficulties, then the processing of transactions on TON may be disrupted, which in turn may prevent us from depositing or withdrawing Toncoin from our accounts with our custodian or otherwise effecting Toncoin transactions. Such disruptions could include, for example: the price volatility of Toncoin; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of Toncoin trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting TON.

In addition, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

The Company’s TON treasury strategy exposes it to risk of non-performance by counterparties.

Our TON treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. We are exposed to counterparty risk primarily through transacting bilaterally with individual counterparties from which we may purchase Toncoin and through custodian performance obligations under custody agreements. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Toncoin, a loss of the opportunity to generate funds, or other losses.

A series of relatively recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, among others, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Toncoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Toncoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we may custody substantially all of our Toncoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VERB TECHNOLOGY COMPANY, INC.

Date: August 6, 2025	By:	/s/ Rory J. Cutaia
Rory J. Cutaia
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Bill J. Rivard
Bill J. Rivard
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

