Form 10-Q
period 2025-09-30
TON Strategy Co
filed 2025-11-12
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38834

TON STRATEGY COMPANY

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3024 Sierra Juniper Court Las Vegas, Nevada	89138
(Address of principal executive offices)	(Zip Code)

(855) 250-2300

(Registrant’s telephone number, including area code)

Verb Technology Company, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	TONX	The Nasdaq Stock Market LLC

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

As of November 5, 2025, there were 59,090,521 shares of common stock, $0.0001 par value per share, outstanding.

TON STRATEGY COMPANY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

● our susceptibility to cybersecurity incidents and other disruptions, particularly as it relates to our holdings of Toncoin;

● our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market; and

● the impact of, and our ability to operate our business and effectively manage our growth under evolving and uncertain global economic, political, and social trends, including legislation banning or otherwise hampering the digital asset landscape, inflation, rising interest rates, and recessionary concerns.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
MARKET.live	$1,535	$103	$2,785	$147
Go Fund Yourself	1,367	25	3,545	25
TON	707	-	707	-
Total Revenue	3,609	128	7,037	172

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	888	54	1,846	90
Depreciation and amortization	341	273	963	798
General and administrative (Including noncash compensation of $15,049 and $220, respectively and $17,552 and $958, respectively)	24,088	2,113	31,529	7,218
Total costs and expenses	25,317	2,440	34,338	8,106

Operating loss	(21,708)	(2,312)	(27,301)	(7,934)

Other income (expense)
Interest income	289	193	500	361
Unrealized gain on short-term investments	-	109	-	109
Interest expense	-	(1)	(1)	(236)
Financing costs	-	-	-	(90)
Other income, net	184	46	524	649
Net gain on crypto assets	120,358	-	120,358	-
Total other income (expense), net	120,831	347	121,381	793

Net income (loss) before income taxes	99,123	(1,965)	94,080	(7,141)

Income tax expense	14,404	-	14,151	-

Net income (loss)	84,719	(1,965)	79,929	(7,141)

Less: Net income attributable to non- controlling interests	383	-	533	-

Net income (loss) attributable to Ton Strategy Company	84,336	(1,965)	79,396	(7,141)

Preferred Stock dividend payable	(67)	(99)	(152)	(240)
Deemed dividend due to redemption of Preferred Stock	(1,000)	(652)	(1,000)	(652)

Net income (loss) to common stockholders	$83,269	$(2,716)	$78,244	$(8,033)
Net income (loss) per share - basic	$2.23	$(3.82)	$5.86	$(17.16)
Net income (loss) per share - diluted	$2.23	$(3.82)	$5.85	$(17.16)
Weighted average number of common shares outstanding - basic	37,262,322	710,106	13,352,515	468,252
Weighted average number of common shares outstanding - diluted	37,316,756	710,106	13,370,859	468,252

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS

Current assets
Cash	$53,040	$7,617
Restricted cash	885	878
Accounts receivable, net of allowance for credit losses of $55 and $0 as of September 30, 2025 and December 31, 2024, respectively	865	350
ERC receivable – short-term	734	2,458
Short-term investments - trading	-	4,913
Other digital assets	442	-
Prepaid expenses and other current assets	2,468	252
Total current assets	58,434	16,468

Long-lived assets, net	2,896	3,663
Intangible assets, net	1,014	178
Goodwill	5,165	-
TON – unrestricted	62,127	-
TON - restricted	525,673	-
Other non-current assets	6,567	326

Total assets	$661,876	$20,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,765	$731
Accrued expenses	2,098	2,326
Contract liabilities	448	134
Accrued payroll	574	425
Accrued officers’ compensation	284	534
Note payable, current	-	20
Operating lease liabilities, current	143	124
Contingent liability, current	500	-

Total current liabilities	7,812	4,294

Long-term liabilities
Note payable, non-current	-	98
Contingent liability, non-current	100	-
Deferred tax liability – non-current	14,404	-
Operating lease liabilities, non-current	104	222
Total liabilities	22,420	4,614

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 59,090,521 and 993,120 shares issued and outstanding as of September 30, 2025 and December 31, 2024	6	1
Additional paid-in capital	747,948	203,295
Accumulated deficit	(108,850)	(187,094)

Total stockholders’ equity in Ton Strategy Company	639,104	16,202
Non-controlling interests	352	(181)

Total stockholders’ equity	639,456	16,021

Total liabilities and stockholders’ equity	$661,876	$20,635

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the nine months ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021

Sale of common stock from PIPE offering	-	-	57,536,981	5	533,417	-	-	533,422
Sale of common stock from public offerings	-	-	391,988	-	7,228	-	-	7,228
Repurchase of common stock	-	-	(1,984,072)	-	(14,327)	-	-	(14,327)
Fair value of common shares issued as payment for services	-	-	31,956	-	422	-	-	422
Sale of Series D Preferred Shares	5,000	5,000	-	-	(300)	-	-	4,700
Shares issued in connection with acquisition	-	-	184,812	-	1,000	-	-	1,000
Fair value of vested restricted stock awards and stock options	-	-	1,935,736	-	17,213	-	-	17,213
Series D Preferred Shares redeemed for cash	(5,000)	(5,000)	-	-	-	(1,000)	-	(6,000)
Series D Preferred Stock dividend payment	-	-	-	-	-	(152)	-	(152)
Net income	-	-	-	-	-	79,396	533	79,929
Balance as of September 30, 2025	-	$-	59,090,521	$6	$747,948	$(108,850)	$352	$639,456

For the nine months ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance at December 31, 2023	3,000	$2,980	106,157	$1	$175,766	$(175,622)	$-	$3,125

Sale of common stock from public offering	-	-	415,487	-	18,596	-	-	18,596
Fair value of vested restricted stock awards and stock options	-	-	197	-	822	-	-	822
Fair value of common shares issued as payment on notes payable	-	-	95,573	-	2,867	-	-	2,867
Series C Preferred Stock redeemed in exchange for common shares	(2,105)	(2,085)	145,816	-	2,737	(652)	-	-
Series C Preferred Stock dividends payable	-	-	-	-	-	(240)	-	(240)
Net loss	-	-	-	-	-	(7,141)	-	(7,141)
Balance at September 30, 2024	895	$895	763,230	$1	$200,788	$(183,655)	$-	$18,029

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024

Operating Activities:
Net income (loss)	$79,929	$(7,141)
Adjustments to reconcile net income (loss) used in operating activities:
Depreciation and amortization	963	798
Share-based compensation	17,552	958
Realized gain on digital assets	(259,775)	-
Unrealized loss on digital assets	139,417	-
Unrealized gain on short-term investments - trading	-	(109)
Unrealized loss on investment in equity securities	26	-
Income tax expense	14,151	-
Non-cash consideration received in the form of convertible promissory notes	(2,765)	-
Non-cash consideration in the form of TON	(707)	-
Non-cash transactions fees paid with digital assets	245	-
Amortization of debt discount	-	99
Amortization of debt issuance costs	-	73
Change in fair value of derivative liability	-	(1)
Finance costs	-	90
Effect of changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,152)	-
Prepaid expenses and other current assets	(4,947)	(39)
ERC receivable	1,724	(735)
Operating lease right-of-use assets	101	46
Accounts payable, accrued expenses, and accrued interest	2,246	(887)
Contract liabilities	314	-
Operating lease liabilities	(99)	(53)
Net cash used in operating activities	(12,777)	(6,901)

Investing Activities:
Purchase of digital assets	(295,000)	-
Purchases of investments – trading securities	(811)	(5,103)
Proceeds from sale of investments – trading securities	5,724	135
Purchase of Lyvecom, Inc., net of cash acquired	(4,222)	-
Purchases of software development costs	(100)	-
Purchases of property and equipment	(82)	(182)
Purchases of intangible assets	(16)	(84)
Net cash used in investing activities	(294,507)	(5,234)

Financing Activities:
Proceeds from PIPE offering, net of offering costs	361,390	-
Proceeds from sale of common stock offerings	7,228	18,596
Repurchases of common stock	(14,327)	-
Proceeds from sale of preferred stock offering	5,000	-
Redemption of Series D – Preferred Stock	(6,152)	-
Payments for accrued offering costs related to common stock offerings	-	(105)
Payments for offering costs related to preferred stock offerings	(300)	(180)
Payments for deferred offering costs	(7)	-
Payment of notes payable	(118)	(14)
Net cash provided by financing activities	352,714	18,297

Net change in cash	45,430	6,162

Cash and restricted cash - beginning of period	8,495	4,353
Cash and restricted cash - end of period	$53,925	$10,515

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share, per share data and digital asset units)

(unaudited)

1. DESCRIPTION OF BUSINESS

Our Business

References in this document to the “Company,” “we,” “us,” or “our” are intended to mean TON Strategy Company, individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Name Change

Effective September 2, 2025, we changed our name from Verb Technology Company, Inc. to TON Strategy Company by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada. As a result of the name change, the Company changed its trading symbol on the Nasdaq Capital Market for the Company’s common stock from “VERB” to “TONX,” effective September 2, 2025.

TON Strategy Company

TON Strategy Company is a digital asset treasury and Web3 ecosystem company focused on supporting The Open Network, a public blockchain originally developed to integrate with Telegram, one of the world’s largest messaging platforms. The Open Network blockchain is designed to process transactions quickly and at scale, enabling a range of decentralized applications and digital services that can be accessed directly through Telegram’s global user base of more than one billion people.

The Company’s core business is the management of its corporate treasury holdings of Toncoin (“TON” or “Toncoin”), the native digital asset of the TON blockchain. This includes staking TON, which involves locking up tokens to help secure and validate the network in exchange for staking rewards. Through these activities, the Company seeks to support the TON ecosystem while managing its digital assets in line with applicable regulatory, accounting, and risk-management standards. The Company may also pursue other Web3 initiatives within the TON ecosystem to help promote the network’s long-term growth and adoption.

Beginning in August 2025, the Company implemented its TON Treasury Strategy, utilizing proceeds from its capital-raising activities to acquire Toncoin and participate in staking activities on the TON network (the “Network”). The Company formally commenced staking operations in August of 2025 and intends for staking to become a primary yield generation and a core component of its digital asset treasury strategy within the current fiscal year.

As of September 30, 2025, the Company utilized two third-party custodians—BitGo Trust Company, Inc. and Blockchain.com (Cayman) Limited—to manage and stake its Toncoin holdings. While the Company’s staking agreements are governed directly through these custodians, the custodians may engage third-party service providers to operate validator or staking infrastructure on their behalf. All TON staked by the Company is deployed through single-nominator validator pools and is not commingled with assets of other clients or participants. When chosen as validators by the TON network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them.

As of September 30, 2025, the Company had staked 177,071,814 units of TON on the TON blockchain. For the three and nine months ended September 30, 2025, the Company earned 336,341 units of TON and recognized revenue from staking rewards of $707.

In addition to our digital asset business, the Company has three additional complementary business units. They are MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers. During the three months ended September 30, 2025, the Company dissolved Vanity Prescribed LLC and sold Good Girl LLC both wellness focused ecommerce sites providing telehealth services.

MARKET.live

Focused on interactive, video-based social commerce, MARKET.live is a multi-vendor livestream shopping platform that merges e-commerce and entertainment, enabling brands, retailers, and creators to broadcast shoppable events simultaneously across major social and video channels, including TikTok, YouTube, Facebook, Instagram, and Pinterest. The platform’s integrations with Meta, TikTok, Pinterest, and other networks enable native, frictionless checkout experiences within each application, with purchase and order data flowing seamlessly back through MARKET.live to vendors for fulfilment. In 2024, MARKET.live expanded its relationship with TikTok through a formal partnership with TikTok Shop, becoming an official TikTok Shop Partner (TSP). Under this partnership, TikTok refers brands, retailers, influencers, and affiliates to MARKET.live for recurring-fee services, including onboarding and store setup, creative production, influencer management, and store optimization—now representing the largest and fastest-growing segment of MARKET.live’s business.

LyveCom

During the prior quarter, the Company announced the closing of its acquisition of LyveCom, an artificial intelligence (AI)–driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025. The integration of LyveCom’s technology into MARKET.live enhances the platform’s multicast and AI capabilities, enabling brands and merchants to deliver a true omnichannel livestream shopping experience across social media channels, proprietary websites, and mobile applications, while maintaining unified checkout and inventory control. LyveCom’s technology allows brands to own their audience and data by capturing “zero-party” customer information—data intentionally shared by customers regarding preferences and purchase intentions—providing deeper insight and reducing reliance on third-party platforms.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowdfunding platform that provides public and private companies with broad-based exposure for their Regulation CF and Regulation A offerings across multiple social media channels. The platform integrates an interactive reality series with MARKET.live’s commerce infrastructure, allowing viewers to make investments or purchase products in real time by engaging with onscreen icons and QR codes. The program airs weekly on CheddarTV and generates revenue from issuer fees related to appearances, marketing, advertising, and content production, as well as transaction-based fees of up to 25% on gross product sales completed through the platform. The panel of “Titans” includes recurring members David Meltzer, Jayson Waller, and Rory J. Cutaia, along with rotating guest participants from business, sports, and entertainment, each of whom serve as executive producers and minority owners.

Private Placement in Public Equity

On August 7, 2025, the Company completed a private investment in public equity (“PIPE”) with certain institutional investors (the “PIPE Subscribers”) pursuant to a subscription agreement. The PIPE included the sale of (i) 57,024,121 shares of common stock, par value $0.0001 per share, at a price of $9.51 per share, and (ii) pre-funded warrants to purchase up to 1,677,996 shares of common stock at a price of $9.5099 per warrant (together, the “Acquired Securities”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, is immediately exercisable, and remains outstanding until exercised in full. The PIPE generated gross proceeds of approximately $558,000, funded with a combination of cash, TON, and USD-denominated stablecoins (USDC and USDT), before deducting placement agent fees and offering expenses. The Company incurred cash placement agent fees of $11,423 and offering expenses of $13,155. In addition, the equity fee consisted of 512,860 shares of common stock valued at $10,452, that were issued to the placement agent.

Approximately one-third of the PIPE Subscribers (the “Lock-Up Investors”) agreed to lock-up restrictions under which they may not sell or transfer their Acquired Securities for six months (for all securities held) and 12 months (for 50% of those securities), measured from the date of the subscription agreement, subject to customary exceptions. Lock-Up Investors that contributed non-transferable Toncoin (“Locked Toncoin”) are also subject to equivalent lock-up restrictions for the Acquired Securities received as consideration for the Locked Toncoin. The Locked Toncoin may, however, be staked by the Company to generate staking revenue.

On August 21, 2025, the Company announced the commencement of its TON Treasury Strategy, designating Toncoin as its primary treasury reserve asset. The Company began purchasing TON under this strategy and initiated staking activities during the third quarter of 2025 to earn rewards on its digital asset holdings. See Note 3 – Digital Asset Holdings and Note 12 – Stock Warrants.

Historical Operations

Historically, and through June 13, 2023, the Company operated as a Software-as-a-Service (“SaaS”) platform developer offering interactive, video-based sales enablement tools for the direct sales industry (the “SaaS Assets”). The Company expanded this business through the acquisitions of Sound Concepts Inc. (via Verb Direct, LLC) in April 2019 and Ascend Certification, LLC (dba SoloFire) (via Verb Acquisition Co., LLC) in September 2020. On October 18, 2021, the Company formed verbMarketplace, LLC, a wholly owned subsidiary, to operate its MARKET.live business.

On June 13, 2023, the Company sold its SaaS Assets (Verb Direct and Verb Acquisition) for total consideration of $6,500, including $4,750 in cash paid at closing and up to $750 in contingent consideration based on second-year performance metrics; a similar first-year contingent payment was not earned. The divestiture allowed the Company to focus its resources on the growth of its MARKET.live business.

On November 15, 2024, the Company formed Go Fund Yourself Show LLC, a Nevada limited liability company, to operate the Go Fund Yourself business. On January 15, 2025, the Company formed Good Girl LLC, a majority-owned Nevada limited liability company, and subsequently sold this subsidiary during the three months ended September 30, 2025. There was no consideration paid or received in this sale transaction.

On July 28, 2025, the Company formed VERB Subsidiary 1, Corp., VERB Subsidiary 2, Corp., and VERB Subsidiary 3, Corp., all Nevada corporations, to operate the digital asset business.

As of September 30, 2025, the Company had cash and restricted cash of $53,925.

Equity Financing

On April 22, 2025, the Company entered into a securities purchase agreement with Streeterville Capital, LLC for the sale of 5,000 shares of the Company’s newly designated Series D Non-Convertible, Non-Voting Preferred Stock at a total purchase price of $5,000. Each share had a par value of $0.0001 and a stated value of $1,200, with no voting rights. The following day, on April 23, 2025, the Company filed a Certificate of Designation of Preferences and Rights of Series D Preferred Stock with the Nevada Secretary of State, designating 7,500 shares in total. The sale was consummated on April 22, 2025.

On August 1, 2025, the Company redeemed in full all outstanding Series D Preferred Shares in accordance with the terms of the Certificate of Designation, paying an aggregate cash amount equal to the original issue price plus any accrued but unpaid 9% annual preferred return.

Economic and Network Disruption

Our business, including both our traditional operations and our digital asset treasury activities involving Toncoin is dependent on general economic conditions and the performance of TON. Macroeconomic factors such as inflation, rising interest rates, foreign exchange volatility, or economic instability in jurisdictions where we or our partners operate may adversely affect demand for our products and services, as well as the value of our digital asset holdings. These conditions can also influence liquidity, capital availability, and investor sentiment across all of our business lines.

In addition, our digital asset operations are directly exposed to risks specific to the TON ecosystem. Network disruptions, validator downtime, software vulnerabilities, governance disputes, or changes in protocol parameters may impair access to our TON holdings or reduce staking rewards. Adjustments to validator incentives, inflation rates, or reward distributions could materially alter the economics of staking. Likewise, declines in network activity, competition from other blockchains, or regulatory developments affecting TON or related ecosystem participants could negatively impact TON’s utility and price.

Given the evolving nature of both global markets and the Network, we cannot predict the timing or magnitude of any economic or network-specific disruption. Any such events could materially and adversely affect our business, financial condition, and results of operations.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results. At December 31, 2024, capitalized software development costs, net of $2,992, property and equipment, net of $331, and operating lease right-of-use assets of $340 were reclassified to a single amount of $3,663 and presented within “Long-Lived Assets, net” to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Ton Strategy Company, Verb Direct, LLC, Verb Acquisition Co., LLC, verbMarketplace, LLC, LyveCom, Inc., Vanity Prescribed, LLC, Good Girl, LLC, Go Fund Yourself Show, LLC and VERB Subsidiary 3, Corp. All intercompany accounts have been eliminated in the consolidation.

For the nine months ended September 30, 2025, the Company has consolidated the results of Go Fund Yourself Show, LLC and from January 1, 2025 through the date of sale, consolidated the results of Good Girl LLC. The Company has a 51% voting interest and the power to direct and control the activities of each of these entities. The equity interests of others who own less than 50% in Go Fund Yourself Show, LLC are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, and other factors that management believes to be reasonable. In addition, the Company has considered certain macroeconomic factors, including inflation, rising interest rates, and recessionary concerns, on its business and operations.

Significant estimates include assumptions made in analysis of assumptions made in the analysis of fair value of financial instruments including digital assets, assumptions made in purchase price allocations, impairment testing of long-term assets, realization of deferred tax assets, determining fair value of its convertible promissory notes and related embedded derivatives that may require bifurcation, investments in equity securities and valuation of equity instruments issued for services. Some of those assumptions can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

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

See Note 15 – Acquisition.

Segment Information

The Company operates as three reportable segments, TON, MARKET.live and Go Fund Yourself. We identify our segments in accordance with ASC 280, Segment Reporting, and in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance. See Note 14 for disclosures of Segment Information which includes disaggregation of revenue.

Digital Assets

The Company’s digital assets are comprised of TON and United States Dollar Tether (“USDT”). As of September 30, 2025, the Company held $587,800 of digital assets comprised of TON and $442 of digital assets comprised of USDT both of which are in the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets at fair value. The Company reflects digital assets held at fair value on the condensed consolidated balance sheets within the Other Digital Assets, TON – Unrestricted, and TON – Restricted line items. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Binance as the principal market. The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within other income, net. Realized gains and losses from the derecognition of digital assets are included in other income, net in the condensed consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures are included in Note 3 – Digital Asset Holdings. Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received in the PIPE are presented as noncash investing and financing activities in the condensed consolidated statements of cash flows.

The Company’s digital wallets infrequently receive miscellaneous deposits of TON, commonly referred to as “dust,” and represent unsolicited transactions. Owing to the underlying blockchain mechanics, it is both economically and technically impractical to remove these balances. The Company maintains control over the related TON units and anticipates realizing potential future economic benefit from these deposits. The miscellaneous deposits are recorded in other income, net in the condensed consolidated statements of operations.

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

TON Strategy revenue is derived from staking rewards. The Company recognizes staking rewards as revenue in accordance with ASC 606. As the amount of rewards are not known by the Company until a validation activity is completed, the staking rewards are constrained under the Topic 606 guidance on variable consideration.  Staking rewards are recognized as revenue at the end of each validation round, or block processing time, or when earned and measurable and to the extent that it is probable that a significant reversal would not occur. The amount of revenue recognized is measured at fair value and is presented net of validator or other protocol fees. The Company acts as an agent in staking transactions as it provides access to its TON to third-party validator operators who perform the technical validation responsibilities on the blockchain.

A performance obligation is a promise in a contract to transfer a distinct good or service. For the MARKET.live segment, revenue is primarily derived from recurring service contracts that include social commerce solutions such as creative production, influencer management, and online store creation and maintenance for platforms like TikTok Shop. Clients are sourced through partnerships with TikTok Shop, other social media platforms, and affiliated brand agencies. Revenue is generally recognized over time as services are performed.

Revenue is recognized on a net basis when the Company acts as an agent, such as maintaining e-commerce platforms and processing online orders, where it does not take possession of customer inventory or assume credit risk. Other performance obligations include special projects, content creation, livestream management, and platform access, which are distinct and recognized as delivered.

GO FUND YOURSELF Show (“GFY”) revenue is derived from fees charged to issuers for production, post-production, and marketing services. The Company recognizes the first 87.5% of contract value upon completion of onsite production at its facilities, when that performance obligation is satisfied. The remaining 12.5% is recognized upon delivery of post-production services, including airing the show on the Cheddar network. Fees range from $15,000 to $60,000 per client issuer and may be paid in cash or equity. For products sold during show airings, the Company earns up to 25% of gross sales revenue. GFY’s performance obligations include production, post-production, and related content-creation services, which are distinct and recognized as completed.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three and nine months ended September 30, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

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

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	September 30, 2025	December 31, 2024

Beginning balance	$134	$-

Increase due to deferral of revenue	6,531	167
Decrease due to recognition of revenue	(6,217)	(33)

Ending balance	$448	$134

The Company expects to recognize revenue related to contract liabilities within the next 12 months.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is stated at net realizable value. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of September 30, 2025 and December 31, 2024, the accounts receivable balance was $865 and $350, respectively.

The Company follows ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. As of September 30, 2025 and December 31, 2024, the allowance for credit losses balance was $55 and $0, respectively.

During the nine months ended September 30, 2025, the Company received non-cash consideration in the form of non-marketable equity securities in exchange for services rendered, which were originally recorded as accounts receivable. The fair value of the securities received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. The total non-cash consideration recognized in connection with these transactions was $728.

During the nine months ended September 30, 2025, the Company received non-cash consideration in the form of convertible promissory notes in exchange for services rendered, which were originally recorded as accounts receivable. The fair value of the notes received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. The total non-cash consideration recognized in connection with these transactions was $2,765.

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s unaudited condensed consolidated balance sheet at September 30, 2025. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s unaudited condensed consolidated statements of operations.

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

See Note 4 – Investments and Fair Value Measurements for further details of the Company’s investments.

Promissory Convertible Notes

The Company provides certain services in exchange for consideration in the form of convertible promissory notes. These notes are classified as long-term assets and presented on the balance sheet under the caption “Other non-current assets” when the contractual maturity exceeds one year from the balance sheet date.

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

See Note 6 – Promissory Convertible Notes.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the three and nine months ended September 30, 2025, the Company recorded no impairment expense related to the carrying amount of goodwill.

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

Intangible Assets other than Digital Assets

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

Long-lived Assets

Long-lived assets is comprised of capitalized software development costs, property and equipment net, and operating lease right-of-use assets.

The Company capitalizes internal and external costs directly associated with developing internal-use software, and hosting arrangements that include an internal-use software license, during the application development stage of its projects. The Company’s internal-use software is reported at cost less accumulated amortization. Amortization begins once the project has been completed and is ready for its intended use. Amortization expense related to capitalized software development costs is recorded in depreciation and amortization in the condensed consolidated statements of operations. See Note 5 – Capitalized Software Development Costs.

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term. As of September 30, 2025 and December 31, 2024, the property and equipment, net balance was $329 and $331, respectively.

See Note 7 – Operating Leases for operating lease right-of-use assets.

Non-controlling Interests

Non-controlling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. In January 2025, we entered into arrangements with third-party investors under which the investors are determined to hold non-controlling interests in entities fully consolidated by the Company. The net assets of the shared entities are attributed to the controlling and non-controlling interests based on the terms of the governing contractual arrangements. The net income of $533 and $0 that is allocated to the non-controlling interests is included in the consolidated statement of operations for the nine months ended September 30, 2025 and 2024, respectively.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed consolidated balance sheet. Refer to Note 4 – Investments and Fair Value Measurements and Note 6 – Promissory Convertible Notes for further details.

Digital Assets Embedded Derivatives

Certain custodial fees and staking fees payable included in accounts payable are denominated in digital assets. These payables are hybrid instruments consisting of payable host contracts containing embedded derivatives driven by changes in fair value of the underlying digital assets. The payable host contracts are recorded at fair value at the time the Company is charged based on the fair value of the underlying digital assets at that time. The embedded derivatives are carried at fair value, with changes in fair value recognized in other income, net on the condensed consolidated statements of operations. The payable host contracts and embedded derivatives are included in accounts payable on the condensed consolidated balance sheets. Cash flows related to the embedded derivatives are recognized as adjustments to reconcile net loss used in operating activities in the condensed consolidated statements of cash flows.

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

The Company uses Level 1 observable prices for digital assets. The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying amount of notes payable approximates the fair value due to the fact that the interest rates on these obligations are based on prevailing market interest rates. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities.

As discussed in Note 1 – Description of the Business, the Company holds certain TON digital assets that are subject to restrictions on trading and transfer. Pursuant to the guidance of ASC 820, the restrictions are specific to the Company and would not be transferred with the assets in a theoretical sale. The Company does not consider these restrictions to be part of the unit of account, and the restrictions are not factored into the fair value measurement of the digital assets.

As discussed in Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures, the Company stakes its TON digital assets. While assets are staked, they are held in a smart contract for the duration of the validation round. The Company maintains control over the staked TON during this time. The Company can unstake its TON at any time and the TON will be returned to the Company within eighteen hours, the period to complete the validation round. Given the short-term nature of this lock up period, the Company does not consider the protocol restrictions to be part of the unit of account, and the restrictions are not factored into the fair value measurement of the digital assets.

Advertising Costs

All costs associated with advertising, promotion and marketing programs are expensed as incurred. Advertising expense totaled $1,160 and $1,839, and $144 and $325, for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise of stock options.

For the three and nine months ended September 30, 2025, the Company considered the earnings per share (“EPS”) implications of the Warrant shares as contingently issuable and potential Common Shares. The Company considered ASC 260-10-45-13 and concluded that the number of pre-funded warrants that were issued in connection with the PIPE financing should be considered as outstanding shares for the purpose of calculating basic EPS.

For the three and nine months ended September 30, 2025 and 2024, no dilutive potential shares of common stock were included in the computation of diluted net loss per share because their impact was anti-dilutive except for unvested restricted stock awards for the three and nine months ended September 30, 2025 as their inclusion are considered to have a dilutive impact on EPS. The number of unvested restricted stock units is considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes.

As of September 30, 2025, and 2024, the Company had total outstanding options of 31,251 and 9,038, respectively; warrants of 1,681,392 and 3,545, respectively, and outstanding restricted stock awards of 137,021 and 556, respectively.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,
	2025	2024
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues	One customer accounted for 22% of revenues	Two customers accounted for 41% of revenues

Accounts receivable	One customer that accounted for 69% of accounts receivable	No customers that accounted for greater than 10% of accounts receivable

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	No vendors accounted for greater than 10% of its purchases individually and in the aggregate	One vendor that accounted for 18% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$4
Cash paid for income taxes	$3	$1

Supplemental disclosure of non-cash investing and financing activities:
Settlement of accounts receivable with non-marketable equity securities	$728	$-
Issuance of common shares in connection with the purchase of Lyvecom	1,000	-
Addition of contingent liability recorded in connection with the purchase of Lyvecom	600	-
Non-cash contributions from PIPE in the form of digital assets	172,115	-
USDT used for purchases of TON	340,754	-
USDC used for purchase of USDT	28,936	-
Fair value of common shares issued as payment on notes payable	-	2,777
Fair value of common shares issued to redeem Series C preferred shares	-	2,737

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued after the effective date or (2) retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the effect this standard may have on the consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This standard provides accounting and disclosure guidance for digital assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the consolidated statements of operations. The standard requires separate presentation of (1) in-scope digital assets from other intangible assets and (2) changes in the fair value of those digital assets. Disclosure of significant digital asset holdings and an annual reconciliation of the beginning and ending balances of digital assets are also required. This ASU became effective for annual periods beginning in 2025, including interim periods, with early adoption permitted. The Company adopted ASU 2023-08 prospectively as of January 1, 2025. No cumulative-effect adjustment to retained earnings was required upon adoption.

3. DIGITAL ASSET HOLDINGS

Digital Assets

The following table sets forth the units held, cost basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheets as of September 30, 2025:

	Units	Cost Basis	Fair Value

Balance, September 30, 2025
TON	217,865,237	$727,218	$587,800
USDT	441,240	441	442
Total	218,306,477	$727,659	$588,242

Cost basis is equal to the cost of the digital assets inclusive of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement (midnight UTC). Of the units of TON presented above 23,027,257 units are unrestricted and 194,837,980 units are subject to restriction. Refer to Note 18 – Subsequent Events for further discussion on the fair value of the units of TON held.

As of December 31, 2024, the Company did not hold any digital assets.

The following table represents a reconciliation of TON – Unrestricted digital assets held at September 30, 2025:

For the three and nine months ended September 30, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	66,136
Non-cash purchase	5,816
Receipt of TON from staking	1,006
Miscellaneous deposits	6
Non-cash transaction fees	(23)
Vesting of locked TON	3,041
Unrealized loss	(13,855)
Fair Value, September 30, 2025	$62,127

Contributions from PIPE and purchases are the result of receipts and subsequent purchases of TON in connection with the PIPE, see Note 1 – Description of Business. The receipts of TON from staking represent the rewards earned from staking activities. Miscellaneous deposits, commonly referred to as “dust,” represent unsolicited transactions received in the Company’s digital wallets during the three and nine months ended September 30, 2025. See Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures. The vesting of Locked TON represents restricted TON that vested during the period and was reclassified to unrestricted TON. During the three and nine months ended September 30, 2025, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $0 upon the payment TON for gas fees and transaction costs.

The following table represents a reconciliation of TON – Restricted digital assets held at September 30, 2025:

For the three and nine months ended September 30, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	59,568
Non-cash purchase	594,708
Vesting of locked TON	(3,041)
Unrealized loss	(125,562)
Fair Value, September 30, 2025	$525,673

Contributions from PIPE and purchases are the result of receipts and subsequent purchases of TON in connection with the PIPE, see Note 1 – Description of Business. The vesting of Locked TON represents restricted TON that vested during the period and was reclassified to unrestricted TON. During the three and nine months ended September 30, 2025, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $0 upon the payment TON for gas fees and transaction costs.

As part of implementing the TON Treasury Strategy, on July 31, 2025, Verb Subsidiary 3, Corp., a wholly owned subsidiary of the Company, entered into a purchase agreement with Telegram to purchase TON for the aggregate purchase price of approximately $272,700 at a purchase price of $1.83 per TON. The Company also entered into another bilateral purchase for a price of approximately $61,936 at a purchase price of $2.15. As a result of these transactions the Company recognized a gain on the purchase of digital assets of $259,955 for the three and nine months ended September 30, 2025.

The following table represents a reconciliation of USDT digital assets held at September 30, 2025:

For the three and nine months ended September 30, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	17,475
Purchases	295,000
Non-cash purchase	28,943
Non-cash transaction fees	(222)
USDT used for purchases of TON	(340,754)
Unrealized gain	-
Fair Value, September 30, 2025	$442

Contributions from PIPE and purchases are the result of receipts and subsequent purchases of USDT in connection with the PIPE, see Note 1 – Description of Business. The Company used USDT to purchase TON during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $186 upon the sale of USDT for purchases of TON.

The following table represents a reconciliation of United States Dollar Coin (“USDC”) digital assets held at September 30, 2025:

For the three and nine months ended September 30, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	28,936
USDC used for purchase of USDT	(28,936)
Unrealized gain	-
Fair Value, September 30, 2025	$-

During the three and nine months ended September 30, 2025, the Company recognized cumulative realized gains of $7 upon the sale of USDC received through contributions from the PIPE and used to purchase USDT. The Company did not hold any USDC as of September 30, 2025.

Restricted Digital Assets

The following table sets forth the fair value of unrestricted and restricted TON digital assets held, as shown on the condensed consolidated balance sheets as of September 30, 2025:

	September 30, 2025	December 31, 2024

TON – Unrestricted	$62,129	$-
TON – Restricted	525,671	-
Total	$587,800	$-

Through contributions from the PIPE the Company received 18,007,358 units of TON subject to Locked TON vesting restrictions. The Locked TON is a smart contract mechanism on the TON blockchain. The smart contract includes a start time, a total duration, and a cliff period. The TON vests monthly on a 30-day cycle.

During the period ended September 30, 2025 the Company made purchases of 177,790,167 units of TON from two different parties subject to legal restrictions enforced through purchase agreements. The total lock-up period is four years for each purchase and commenced on July 31, 2025 and August 4, 2025. The TON is subject to an initial 12-month lock-up with 25% unlocked after the first year and the remaining 75% vesting ratably each month for the remaining 36 months.

Refer to Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures for discussion on fair value considerations of the restrictions.

Although the restricted units of TON are not eligible for trading or transfer, the restricted or Locked TON do not carry any restrictions regarding staking and all restricted TON can be staked by the Company to generate staking revenue. During the three and nine months ended September 30, 2025, 959,545 units of restricted TON vested. The table below sets forth the units of TON that will vest during subsequent years:

Year ending	TON units to vest
2025 remaining	1,543,959
2026	65,927,039
2027	50,862,965
2028	46,774,805
2029	29,729,212
Total units of TON to vest	194,837,980

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

A summary of our short-term investments are as follows:

	September 30, 2025	December 31, 2024

U.S. treasury securities	$-	$3,731
Corporate bonds	-	1,182
Short-term investments	$-	$4,913

A summary of our long-term investments are as follows:

	September 30, 2025	December 31, 2024

Equity securities	$728	$-
Bifurcated embedded derivative asset	550	-
Long-term investments	$1,278	$-

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

As disclosed in Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures, the Company purchased digital assets held at fair value in August of 2025. The fair value of the Company’s digital assets is disclosed in Note 3 – Digital Asset Holdings. The digital assets are measured at fair value on a recurring basis using observable prices (Level 1).

Valuation Techniques

Bifurcated Embedded Derivative Assets

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date. The fair value of the embedded derivative was calculated using a with and without method at issuance and revalued at the end of the reporting period using a Monte Carlo simulation model that used various assumptions related to term of the underlying agreement, equity value of the issuer, expected volatility, risk-free interest rate, credit risk adjusted rate, and the probability, timing, size of the future qualified financing or non-qualified financing rounds. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s condensed consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $550 as of September 30, 2025. Refer to Note 6 – Promissory Convertible Notes for further details.

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Purchase Agreement governing the acquisition of Lyvecom, Inc., which provided that the selling shareholders of Lyvecom, Inc. could receive up to an additional $3,000 in cash over a 24-month earn-out period based on Lyvecom’s achievement of various performance metrics. We classified contingent consideration within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include revenue risk premium and revenue volatility and was valued at $600. See Note 15 – Acquisition for further details of this acquisition.

As disclosed in Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures, the Company purchased digital assets held at fair value in August of 2025. The fair value of the Company’s digital assets is disclosed in Note 3 – Digital Asset Holdings and is included in the fair value table below. The digital assets are measured at fair value on a recurring basis using observable prices (Level 1).

Financial instruments measured at fair value on a recurring basis as of September 30, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Digital assets
TON	$587,800	$-	$-	$587,800
Other digital assets	442	-	-	442
Total digital assets	$588,242	$-	$-	$588,242
Non-marketable equity securities
Non-marketable equity securities	$-	$-	$728	$728
Total non-marketable equity securities	$-	$-	$728	$728
Derivative assets
Bifurcated embedded derivative asset	$-	$-	$550	$550
Total derivative assets	$-	$-	$550	$550
Derivative liability
Contingent consideration	$-	$-	$(600)	$(600)
Total derivative liabilities	$-	$-	$(600)	$(600)

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,231 and $7,131 of internal and external development costs as of September 30, 2025 and December 31, 2024, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the three and nine months ended September 30, 2025 and 2024, the Company amortized $258 and $249, respectively and $765 and $748, respectively.

Capitalized software development costs, net consisted of the following:

	September 30, 2025	December 31, 2024

Beginning balance	$2,992	$3,990

Additions	100	-
Amortization	(765)	(998)
Ending balance	$2,327	$2,992

The expected future amortization expense for capitalized software development costs as of September 30, 2025, is as follows:

Year ending	Amortization
2025 remaining	$259
2026	1,030
2027	1,030
2028	8
2029 and thereafter	-
Total amortization	$2,327

6. PROMISSORY CONVERTIBLE NOTES

During the nine months ended September 30, 2025, the Company provided services to third parties in exchange for consideration in the form of convertible promissory notes with an aggregate principal amount of $2,765. The notes are non-interest bearing, mature more than 12 months from the balance sheet date, and is convertible into equity of the issuers at a future date based on the terms specified in the agreements.

The notes were recorded at their estimated fair value at inception, which approximated the value of the services provided. Revenue related to this transaction was recognized in accordance with ASC 606, Revenue from Contracts with Customers, upon satisfaction of the underlying performance obligations.

The Company evaluates all convertible notes receivable for credit impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Based on management’s review of the counterparty’s financial condition and other relevant information as of September 30, 2025, no allowance for credit losses was deemed necessary.

If the embedded conversion feature within a note is determined to require bifurcation under ASC 815, Derivatives and Hedging, the derivative component is separately recognized at fair value with changes in fair value recognized in earnings. As of each reporting date, the Company assesses whether bifurcation is required and whether any embedded derivative instruments exist. As of September 30, 2025, the conversion feature has been valued at $550 and characterized as “Derivative financial assets” and classified as a long-term asset in the accompanying condensed consolidated balance sheet.

As of September 30, 2025, the balance of promissory convertible notes was $2,215. As the notes mature beyond one year, the Company has classified the amount as a long-term asset in the accompanying condensed consolidated balance sheet.

7. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30,
	2025	2024
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$227	$102

Other information
Cash paid for amounts included in the measurement of lease liabilities	$115	$68
Weighted average remaining lease term – operating leases (in years)	1.78	2.00
Weighted average discount rate – operating leases	6.7%	9.0%

	September 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	$239	$340

Short-term operating lease liabilities	$143	$124
Long-term operating lease liabilities	104	222
Total operating lease liabilities	$247	$346

Year ending	Operating Leases
2025 remaining	$41
2026	143
2027	71
2028	6
2029 and thereafter	-
Total lease payments	261
Less: Imputed interest/present value discount	(14)
Present value of lease liabilities	$247

8. NOTE PAYABLE

The Company has the following outstanding note payable as of September 30, 2025 and December 31, 2024:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2025	Balance at December 31, 2024

Note payable	May 15, 2020	May 15, 2050	3.75%	$150	$-	$118
Total note payable					-	118
Non-current					-	(98)
Current					$-	$20

On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Monthly payments, including principal and interest, began on October 26, 2022. On March 7, 2025, the Company fully repaid the SBA loan balance, including accrued interest.

As of September 30, 2025 and December 31, 2024, the outstanding principal and accrued interest balance due under the note was $0 and $118, respectively.

The following table provides a breakdown of interest expense:

	Three Months Ended September 30,
	2025	2024

Interest expense – amortization of debt discount	$-	$-
Interest expense – amortization of debt issuance costs	-	-
Interest expense – other	-	1

Total interest expense	$-	$1

	Nine Months Ended September 30,
	2025	2024

Interest expense – amortization of debt discount	$-	$99
Interest expense – amortization of debt issuance costs	-	73
Interest expense – other	1	64

Total interest expense	$1	$236

9. CAPITAL STOCK

Common Stock

The Company’s common stock activity for the nine months ended September 30, 2025 was as follows:

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

See Note 15 – Acquisition.

Shares Issued for Services

During the nine months ended September 30, 2025, the Company issued 31,956 shares of common stock in exchange for services. The shares issued were valued at an aggregate of $422 and based upon the closing price of the Company’s stock on the date of issuance.

Shares Issued for Vested Restricted Stock Units (RSUs)

During the nine months ended September 30, 2025, the Company issued an aggregate of 360,000 shares of common stock to Mr. Cutaia and 280,000 shares to Mr. Geiskopf for extraordinary performance associated with quarter-over-quarter revenue growth, pursuant to their respective Corporate Action, Change of Control, and Extraordinary Performance Agreements dated October 31, 2024.

On August 1, 2025, the Company also issued 80,000 additional shares of common stock to Mr. Geiskopf in partial consideration of an expansive 4-year non-compete agreement.

On August 2, 2025, the Company issued 415,661 shares of its common stock to certain employees, officers, and directors pursuant to the change of control provisions in existing RSU agreements. On the same date, the Company granted 400,000 RSUs to Mr. Geiskopf in partial consideration of an expansive 4-year non-compete agreement and 400,000 RSUs to Mr. Cutaia in consideration of amendments to his employment agreement, including the expansion of non-compete and constructive discharge provisions.

See Note 10- Restricted Stock Units.

Private Placement in Public Equity

On August 7, 2025, the Company completed transactions involving entry into a subscription agreement with certain institutional investors for a PIPE, offering an aggregate of 57,024,121 shares of Common Stock of the Company, par value $0.0001 per share, at an offering price of $9.51 per share, and pre-funded warrants to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. The gross proceeds from the PIPE, before deducting the placement agent fees and offering expenses, were approximately $558,000 funded in a combination of cash, TON and other stablecoins. The Company incurred cash placement agent fees of $11,423 and offering expenses of $13,155. In addition, the equity fee consisted of 512,860 shares of common stock valued at $10,452, that were issued to the placement agent.

Shares Issued as Part of ATM Agreement

During the nine months ended September 30, 2025, the Company issued 391,988 shares of common stock pursuant to an at-the-market issuance sales agreement, which resulted in proceeds of $7,228, net of offering costs of $596.

Repurchases of Common Stock

During the nine months ended September 30, 2025, the Company repurchased 1,984,072 shares of common stock pursuant to an at-the-market issuance purchase agreement, which resulted in payments of $14,327 to the purchaser.

Preferred Stock

The Company’s preferred stock activity for the nine months ended September 30, 2025 was as follows:

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

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the nine months ended September 30, 2025 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2025	198,823	$12.28
Granted	1,889,412	8.85
Vested/deemed vested	(1,947,640)	8.72
Forfeited	(3,574)	19.63
Non-vested at September 30, 2025	137,021	$15.30

The total fair value of restricted stock units that vested or deemed vested during the nine months ended September 30, 2025 was $17,079. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three and nine months ended September 30, 2025 and 2024 amounted to $14,144 and $84, and $16,397 and $293, respectively. As of September 30, 2025, the amount of unvested compensation related to issuances of restricted stock units was $1,880 which will be recognized as part of operating expense through August 2026.

As indicated in Note 9 – Capital Stock, the Company granted an aggregate of 760,000 restricted stock units to Mr. Cutaia and an aggregate of 760,000 restricted stock units to Mr. Geiskopf related to various agreements. The grants vested on grant date and had an aggregate grant date fair value of $12,922, which were fully expensed as share-based compensation expense on the grant date of each respective grant.

On January 7, 2025, the Company granted 146,435 restricted stock units to officers and directors. The restricted stock units vest on January 7 of each year from 2026 through 2029 for officers and vest on January 7, 2026 for non-employee directors. These restricted stock units were valued based on the closing price of the Company’s common stock on the respective dates of issuance and had an aggregate grant date fair value of $965, which were fully amortized as share-based compensation expense through August 7, 2025.

On August 1, 2025, the Company granted 40,000 restricted stock units to certain directors. The restricted stock units vested on the grant date. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $380.

On August 7, 2025, the Company granted 51,241 restricted stock units to its directors. The restricted stock units vest over a 1-year period. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $1,013, which is being amortized as share-based compensation expense over the vesting term.

On August 7, 2025, the Company granted 37,956 restricted stock units to its CFO. The restricted stock units vest 90 days from the filing date of this Form 10-Q. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $750, which is being amortized as share-based compensation expense over the vesting term.

See Note 18 – Subsequent Events.

11. STOCK OPTIONS

A summary of option activity for the nine months ended September 30, 2025 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2025	18,075	$127.61	4.22	$-
Granted	13,451	6.59	-	-
Forfeited	(275)	146.00	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2025	31,251	$75.36	3.82	$-

Vested September 30, 2025	31,251	$75.36	3.82	$-

Exercisable at September 30, 2025	31,251	$75.36	3.82	$-

At September 30, 2025, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three and nine months ended September 30, 2025 and 2024 amounted to $566 and $100, and $816 and $529, respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.46%	4.62%
Average expected term	5 years	5 years
Expected volatility	144.1%	139.2%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

The Company has the following warrants outstanding as of September 30, 2025, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2025	3,545	$1,769.64	2.92	$-
Granted	1,677,996	0.0001	-	11,813
Forfeited	(149)	1,600.00	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2025, all vested	1,681,392	$3.23	N/A	$11,813

As of September 30, 2025, the intrinsic value of the outstanding warrants was $11,813.

As discussed in Note 8, in connection with the PIPE offering, pre-funded warrants were granted to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. There is no expiration date or contractual life associated with the pre-funded warrants and therefore, the weighted-average remaining contractual life cannot be calculated.

13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Ton Strategy Company, et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. On August 29, 2024, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel only approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. On July 3, 2025, the 2nd Appellate Division affirmed the trial court’s ruling. The Company is currently determining whether to file an appeal. In the interim, the Company bonded the judgement preventing any enforcement or collection of the judgement. On September 17, 2025, the Company received notification from the bonding company that plaintiff’s counsel provided an initial claim to them amounting to $718. As of September 30, 2025, no amounts have been paid and the amount of restricted cash securing the bond is $885. The amount is included within restricted cash on the Company’s condensed consolidated balance sheet. The Company has accrued the liability at September 30, 2025 and believes the accrual is adequate pending the outcome of the appeal process.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $588 in board fees to its eight independent board members over the term of their appointment for services to be rendered for the year ended December 31, 2025. The amount of this commitment includes a one-time performance-based bonus payment to a board member that is non-recurring. Subsequent to the closing of the PIPE offering, the number of board members increased from three to five, The Company’s CEO does not receive compensation for serving on the Board of Directors.

Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

Total board fees expensed during the nine months ended September 30, 2025 and 2024 was $429 and $501, respectively.

14. SEGMENT REPORTING

The Company currently operates three reportable segments, TON, MARKET.live and Go Fund Yourself.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Three months ended September 30, 2025					Three months ended September 30, 2024
	Reportable Segments					Reportable Segments
	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated

Revenues	$1,535	$1,367	707	$-	$3,609	$103	$25	-	$-	$128

Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	515	350	23	-	888	35	19	-	-	54
Depreciation and amortization	306	17	-	18	341	250	3	-	20	273
General and administrative	1,354	369	6,798	15,567	24,088	847	204	-	1,062	2,113

Total costs and expenses	2,175	736	6,821	15,585	25,317	1,132	226	-	1,082	2,440
Operating loss	(640)	631	(6,114)	(15,585)	(21,708)	(1,029)	(201)	-	(1,082)	(2,312)
Total other income (expense), net	-	(26)	120,358	499	120,831	-	-	-	347	347
Net income (loss) before income taxes	$(640)	$605	$114,244	$(15,086)	$99,123	$(1,029)	$(201)	-	$(735)	$(1,965)

	Nine months ended September 30, 2025					Nine months ended September 30, 2024
	Reportable Segments					Reportable Segments
	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated

Revenues	$2,785	3,545	707	$-	$7,037	$147	$25	-	$-	$172

Costs and expenses:			-
Cost of revenue, exclusive of depreciation and amortization shown separately below	971	852	23	-	1,846	71	19	-	-	90
Depreciation and amortization	856	50	-	57	963	749	3	-	46	798
General and administrative	2,820	1,442	6,798	20,469	31,529	2,865	222	-	4,131	7,218

Total costs and expenses	4,647	2,344	6,821	20,526	34,338	3,685	244	-	4,177	8,106
Operating loss	(1,862)	1,201	(6,114)	(20,526)	(27,301)	(3,538)	(219)	-	(4,177)	(7,934)
Total other income (expense), net	-	(26)	120,358	1,049	121,381	-	-	-	793	793
Net income (loss) before income taxes	$(1,862)	$1,175	$114,244	$(19,477)	$94,080	$(3,538)	$(219)	-	$(3,384)	$(7,141)

Total assets by reportable segment as of September 30, 2025 is as follows:

	Corporate	TON	Go Fund Yourself	MARKET.Live	Consolidated

ASSETS

Current assets:
Cash	$52,636	$74	$10	$320	$53,040
Restricted cash	885	-	-	-	885
Accounts receivable	2	-	188	675	865
ERC Receivable - short-term	734	-	-	-	734
Other digital assets	-	442	-	-	442
Prepaid expenses and other current assets	1,581	834	35	18	2,468
Total current assets	55,838	1,350	233	1,013	58,434

Long-lived assets, net	150	-	400	2,346	2,896
Intangible assets, net	151	-	18	845	1,014
Goodwill	-	-	-	5,165	5,165
TON - unrestricted	-	62,127	-	-	62,127
TON - restricted	-	525,673	-	-	525,673
Other non-current assets	266	2,828	3,473	-	6,567

Total assets	$56,405	$591,978	$4,124	$9,369	$661,876

15. ACQUISITION

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

In connection with this acquisition, we incurred $35 and $296 in acquisition-related expenses during the three and nine months ended September 30, 2025, respectively, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. From the date of acquisition until September 30, 2025, Lyvecom contributed revenues of $82 and $158 during the three and nine months ended September 30, 2025, respectively, which are included in our unaudited condensed consolidated statements of operations.

The following tables present the unaudited pro forma combined results of operations of the Company and Lyvecom as though the acquisition occurred at the beginning of fiscal 2024 (in thousands, except per share amount and number of shares):

	Three Months Ended September 30,
	2025	2024

Pro forma revenues	$3,609	$240
Pro forma net income (loss) attributable to common stockholders of Ton Strategy Company	$83,269	$(2,788)
Pro forma earnings per share – basic	$2.23	$(3.12)
Pro forma earnings per share – diluted	$2.23	$(3.12)
Pro forma weighted-average shares used in computing earnings per share – basic	37,262,322	894,918
Pro forma weighted-average shares used in computing earnings per share – diluted	37,316,756	894,918

	Nine Months Ended September 30,
	2025	2024

Pro forma revenues	$7,153	$443
Pro forma net loss attributable to common stockholders of Ton Strategy Company	$78,132	$(7,990)
Pro forma earnings per share – basic	$5.82	$(12.24)
Pro forma earnings per share – diluted	$5.81	$(12.24)

Pro forma weighted-average shares used in computing earnings per share – basic	13,420,212	653,064
Pro forma weighted-average shares used in computing earnings per share – diluted	13,438,556	653,064

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

16. RELATED PARTY TRANSACTIONS

Advisory Services Agreement

On August 7, 2025, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Kingsway Capital Partners Limited (“Kingsway”), a firm controlled by Manuel Stotz, the Company’s Executive Chairman of the Board of Directors. Pursuant to the Advisory Services Agreement, Kingsway provides advisory and consulting services related to the expansion and diversification of the Company’s business its TON Treasury Strategy. In consideration for these services, the Company agreed to pay Kingsway, (i) a one-time set-up fee having a notional value of $3,000 and (ii) an annual advisory fee equal to 2.0% of the Company’s market capitalization payable in 12 monthly installments. Payments may be made in either TON or cash, as mutually agreed between the parties. If paid in TON, the amount due is determined based on the weighted-average TON execution price as of the last day of each month. The Company will also reimburse Kingsway for reasonable out-of-pocket expenses incurred in connection with the services provided. The Advisory Services Agreement has an initial 20-year term and may be renewed for successive one-year periods upon mutual agreement, unless earlier terminated. The Company capitalized the one-time set-up fee as a prepaid asset and is amortizing over the contractual term of the agreement. For the three months ended September 30, 2025, the Company recognized $23 related to the amortization of the setup fee and recorded $1,940 in advisory fees paid or accrued under the monthly installments of the annual advisory fee. Transactions with Kingsway are considered related party transactions due to the control relationship with the Company’s Executive Chairman.

Blockchain.com Agreements

On July 31, 2025, the Company entered into a master custody agreement with Blockchain.com pursuant to which Blockchain.com has custody of digital assets held by the Company and executes digital asset transactions on behalf of the Company. Manuel Stotz, the Company’s newly appointed Executive Chairman of the Board of Directors and Chief Executive Officer of Kingsway serves as director on the Board of Directors of Blockchain.com PLC, Blockchain.com’s parent company (“Blockchain Parent”), and entities affiliated with Kingsway hold an approximate 9% ownership in Blockchain Parent. Nicholas Cary currently sits on the Board of Directors of TON Strategy Company and is co-founder and serves as Vice Chairman and an employee of Blockchain Parent and holds an approximate 3% ownership interest in Blockchain Parent. Pursuant to the master custody agreement, for the three and nine months ended September 30, 2025, the Company incurred custody fees, staking service fees and staking rewards fees in an aggregate amount of $700.

17. INCOME TAXES

During the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision expense of $14,404 and $0, respectively, resulting in an effective tax rate of 16.2% and 0.0%, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recorded an income tax provision expense of $14,151 and $0, respectively, resulting in an effective tax rate of 15.1% and 0.0%, respectively.

	Three Months Ended		Nine Months Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Income tax provision	14,404	-	14,151	-
Effective Tax Rate	16.2%	0.0%	15.1%	0.0%

The current period effective tax rate differs from the statutory rate of 21% primarily due to valuation allowance on domestic deferred tax assets that are not more likely than not to be realized, prior period valuation allowance release in relation to the acquisition and current period due to book income.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2025, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

RSU Grants to Officers

On October 6, 2025, the Company granted 1,263,728 restricted stock units to its officers. Twenty-five percent of the restricted stock units vest on August 7, 2026, and one thirty-sixth of the remaining RSUs will vest on each subsequent monthly anniversary thereafter. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $8,859 which is being amortized as share-based compensation expense over the vesting term.

TON Fair Value

As of November 11, 2025, the 217,865,237 units of TON held by the Company as of September 30, 2025 had a fair value of $466,232.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three- and nine-month periods ended September 30, 2025 and 2024 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “Verb” refer to Ton Strategy Company, a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries, Verb Direct, LLC, Verb Acquisition Co., Inc., Vanity Prescribed LLC, Good Girl LLC, verbMarketplace, LLC, dba MARKET.live, VERB Subsidiary 1, Corp., VERB Subsidiary 2, Corp., and VERB Subsidiary 3, Corp., on a consolidated basis, unless otherwise specified.

Overview

Our business is currently comprised of four distinct, yet complimentary business units. They are TON Strategy Company, a digital asset treasury; MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers.

TON Strategy Co.

TON Strategy Company is a digital asset treasury and Web3 ecosystem company focused on supporting The Open Network, a public blockchain originally developed to integrate with Telegram, one of the world’s largest messaging platforms. The TON blockchain is designed to process transactions quickly and at scale, enabling a range of decentralized applications and digital services that can be accessed directly through Telegram’s global user base of more than one billion people.

The Company’s core business is the management of its corporate treasury holdings of Toncoin, the native digital asset of the TON blockchain. This includes staking TON, which involves locking up tokens to help secure and validate the network in exchange for staking rewards. Through these activities, the Company seeks to support the TON ecosystem while managing its digital assets in line with applicable regulatory, accounting, and risk-management standards. The Company may also pursue other Web3 initiatives within the TON ecosystem to help promote the network’s long-term growth and adoption.

In addition to our digital asset business, the Company has three additional complementary business units. They are MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers. During the period ending September 30, 2025, the Company dissolved Vanity Prescribed LLC and sold Good Girl LLC both wellness focused ecommerce sites providing telehealth services.

MARKET.live

Focused on interactive, video-based social commerce, MARKET.live is a multi-vendor livestream shopping platform that merges e-commerce and entertainment, enabling brands, retailers, and creators to broadcast shoppable events simultaneously across major social and video channels, including TikTok, YouTube, Facebook, Instagram, and Pinterest. The platform’s integrations with Meta, TikTok, Pinterest, and other networks enable native, frictionless checkout experiences within each application, with purchase and order data flowing seamlessly back through MARKET.live to vendors for fulfillment. In 2024, MARKET.live expanded its relationship with TikTok through a formal partnership with TikTok Shop, becoming an official TikTok Shop Partner (TSP). Under this partnership, TikTok refers brands, retailers, influencers, and affiliates to MARKET.live for recurring-fee services, including onboarding and store setup, creative production, influencer management, and store optimization—now representing the largest and fastest-growing segment of MARKET.live’s business.

LyveCom

During the prior quarter, the Company announced the closing of its acquisition of LyveCom, an artificial intelligence (AI)–driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025, as detailed in the Form 8-K filed on that date. The integration of LyveCom’s technology into MARKET.live enhances the platform’s multicast and AI capabilities, enabling brands and merchants to deliver a true omnichannel livestream shopping experience across social media channels, proprietary websites, and mobile applications, while maintaining unified checkout and inventory control. LyveCom’s technology allows brands to own their audience and data by capturing “zero-party” customer information—data intentionally shared by customers regarding preferences and purchase intentions—providing deeper insight and reducing reliance on third-party platforms.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowdfunding platform that provides public and private companies with broad-based exposure for their Regulation CF and Regulation A offerings across multiple social media channels. The platform integrates an interactive reality series with MARKET.live’s commerce infrastructure, allowing viewers to make investments or purchase products in real time by engaging with onscreen icons and QR codes. The program airs weekly on CheddarTV and generates revenue from issuer fees related to appearances, marketing, advertising, and content production, as well as transaction-based fees of up to 25% on gross product sales completed through the platform. The panel of “Titans” includes recurring members David Meltzer, Jayson Waller, and Rory J. Cutaia, along with rotating guest participants from business, sports, and entertainment, each of whom serve as executive producers and minority owners.

Revenue Generation

The Company’s digital asset treasury strategy derives revenue from staking TON rewards. In TON staking activities, the Company retains the right and ability to direct the use of the underlying TON, subject to a bonding period. As such, the Company does not derecognize the TON when participating in staking. The Company recognizes rewards from staking as revenue in accordance with ASC 606. The Company acts as an agent in staking transactions as it provides access to its TON to third-party validator operators who perform the technical validation responsibilities. Staking rewards are recognized as revenue at the end of each validation round, or block processing time, or when earned and measurable and when the Company’s share of rewards is known. The amount of revenue recognized is measured at fair value and is presented net of validator or other protocol fees.

As of September 30, 2025, the Company had staked 177,071,814 units of TON on the TON blockchain. For the period ended September 30, 2025, the Company earned 336,341 units of TON and recognized revenue from staking rewards of $707.

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

Economic and Network Disruption

Our business, including both our traditional operations and our digital asset treasury activities involving Toncoin is dependent on general economic conditions and the performance of TON. Macroeconomic factors such as inflation, rising interest rates, foreign exchange volatility, or economic instability in jurisdictions where we or our partners operate may adversely affect demand for our products and services, as well as the value of our digital asset holdings. These conditions can also influence liquidity, capital availability, and investor sentiment across all of our business lines.

In addition, our digital asset operations are directly exposed to risks specific to the TON ecosystem. Network disruptions, validator downtime, software vulnerabilities, governance disputes, or changes in protocol parameters may impair access to our TON holdings or reduce staking rewards. Adjustments to validator incentives, inflation rates, or reward distributions could materially alter the economics of staking. Likewise, declines in network activity, competition from other blockchains, or regulatory developments affecting TON or related ecosystem participants could negatively impact TON’s utility and price.

Given the evolving nature of both global markets and the TON Network, we cannot predict the timing or magnitude of any economic or network-specific disruption. Any such events could materially and adversely affect our business, financial condition, and results of operations.

Recent Developments

TON Treasury Strategy

On August 7, 2025, the Company completed transactions involving entry into a subscription agreement with certain institutional investors for a private placement in public equity, offering an aggregate of 57,024,121 shares of Common Stock of the Company, par value $0.0001 per share, at an offering price of $9.51 per share, and pre-funded warrants to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. The gross proceeds from the PIPE, before deducting the placement agent fees and offering expenses, were approximately $558.0 million funded in a combination of cash, TON and other stablecoins. The Company incurred cash and equity placement agent fees of $11.4 million and $10.5 million, respectively, and offering expenses of $13.2 million. The placement agent equity fee was comprised of 512,860 shares of Common Stock of the Company. Approximately one-third of the PIPE Subscribers have agreed to lock-up restrictions with the Company (the “Lock-Up Investors”) whereby they will not sell or transfer the Acquired Securities for six months, with respect to all of the Acquired Securities held by such PIPE Subscribers, or for 12 months, with respect to 50% of the Acquired Securities held by each such PIPE Subscriber, in each case measured from the date of execution of the Subscription Agreement, subject to customary exceptions. The Lock-Up Investors that contributed Toncoin not eligible for trading or transfer (the “Locked Toncoin”) are also subject to Lock-Up Restrictions with respect to the Acquired Securities issued as consideration for the Locked Toncoin for the same duration as the Locked Toncoin are not eligible for trading or transfer. The Locked Toncoin do not have any restrictions regarding staking and can be staked by the Company to generate staking revenue. On August 21, 2025, the Company announced the start of its TON Treasury Strategy and used the net proceeds from the PIPE to acquire Toncoin, the native cryptocurrency of The Open Network blockchain.

TON is a blockchain platform originally developed by the creators of Telegram, a cloud-based, cross-platform social media and instant messaging service with over one billion monthly active users. Initially named the Telegram Open Network, with its native token Grams, the project faced a U.S. regulatory challenge, that resulted in Telegram ceasing its involvement in the Telegram Open Network blockchain. Grams were not fully developed, and the test version of the tokens was placed into smart contracts, which anyone could mine. A community of open-source developers continued development of the Telegram Open Network, using its codebase, architecture, and documentation, subsequently updating its testnet to mainnet and rebranding it as TON, and used the open-source code as the basis for Toncoin, which became TON’s native token. The TON Foundation, a non-profit organization and network of developers and many network contributors in the TON community, now supports, but does not control or govern, TON blockchain and TON ecosystem.

TON blockchain is a layer-1 blockchain designed to be a scalable, user-friendly platform that supports various decentralized applications. Operating on a Proof of Stake consensus model, TON aims to enhance network scalability, security, and energy efficiency. Validators help secure, and run, TON, which is accomplished by staking Toncoin, earning rewards for their participation, and contributing to the network’s overall stability. Toncoin is also used for paying transaction and gas fees and participating in governance. The functionality of TON depends on the use of Toncoin to power transactions and smart contracts that are essential to the applications built on top of TON. Furthermore, the use of Toncoin by validators facilitates the security features on which TON relies.

Implementation of the Company’s TON Treasury Strategy was bolstered by an exclusive partnership between Telegram and the TON Foundation. From 2023 to 2024, Toncoin experienced significant growth in active addresses and wallets. Moreover, in 2024, TON blockchain was the fastest growing blockchain by transactions. In January 2025, Telegram and the TON Foundation announced that TON blockchain would become the exclusive blockchain infrastructure powering Telegram’s Mini App ecosystem, allowing Telegram users to use Toncoin within Telegram without leaving the interface. This enables TON to leverage Telegram’s fast-growing user population to scale distribution. In July 2025, TON Wallet, a self-custodial wallet built into Telegram’s interface, went live in the United States. Due to these relationships, particularly the relationship with Telegram, Toncoin holders can utilize Telegram’s built-in crypto tools and existing platform to access and use Toncoin and TON ecosystem to pay with Toncoin at approximately 100 million global retailers, including any point-of-sale device, even if the merchant does not accept cryptocurrency, send and exchange crypto, including NFTs and digital gifts, complete payments or create invoices using QR codes, engage in cross-border stablecoin transactions, and generate income from Telegram-native apps and games built on Toncoin, among other things.

A key aspect of our TON Treasury Strategy is to raise capital to be used to increase our TON position in a manner designed to maximize shareholder exposure to TON within a prudent risk management framework. The Company diligently tracks and routinely reports key performance indicators designed to offer investors transparency and insight into the execution and effectiveness of our TON Treasury Strategy. Among these metrics, the Company’s treasury asset value per share has emerged as a central performance benchmark by which we gauge our progress. Treasury asset value per share is calculated as the sum of the aggregate market price of the Company’s TON holdings plus the Company’s cash on hand divided by the number of shares of Company common stock and prefunded warrants outstanding. Management believes that treasury assets per share provides management and investors useful information and insight into the operating performance of the business. By prioritizing this metric, we underscore our commitment to driving long-term shareholder value, rather than short-term fluctuations in asset prices or market capitalization.

The Company is focused on the accumulation of Toncoin for long-term investment, whether acquired through deployment of proceeds from capital raising transactions, staking rewards or via open market purchases. The Company aims to steadily expand its TON treasury, stake TON, and to support the development of a tokenized economy inside Telegram’s billion-user platform.

To further institutionalize our TON-centered strategy, the Company has bolstered its leadership team with executives who bring deep expertise in both traditional and decentralized finance. In August 2025, we appointed Veronika Kapustina, former Founder and Advisor to Houghton Street Ventures LLP and former Advisor to the TON Foundation as Chief Executive Officer, Manuel Stotz, Founder of Kingsway Capital LLP and former President and Director of the TON Foundation as the Executive Chairman of the Board, and Sarah Olsen, former Co-founder and Managing Partner of Europa Digital Assets Limited and former Head of Corporate Development for J.P. Morgan’s digital asset group as Chief Financial Officer & Chief Operating Officer. This structure affirms our intent to build a deeply experienced leadership team across global institutional finance and the TON ecosystem.

Acquisition of Lyvecom

On February 28, 2025, the Company entered into a Binding Term Sheet (the “Binding Term Sheet”) with Lyvecom, Inc. (“Lyvecom”) and the shareholders of Lyvecom (the “Lyvecom Shareholders”) to acquire all the outstanding capital stock of Lyvecom (the “Acquisition”). On April 11, 2025, the Company, Lyvecom and the Lyvecom Shareholders entered into a definitive Stock Purchase Agreement with respect to the Acquisition that incorporated the terms of the Binding Term Sheet (the “Purchase Agreement”). The Acquisition closed on April 11, 2025. The purchase price paid for the shares of capital stock of Lyvecom was $3.0 million in cash, the repayment of $1.125 million to certain investors in Lyvecom’s Simple Agreement for Future Equity (S.A.F.E.) instruments, the payment of $0.1 million to a Lyvecom related party to satisfy an existing loan to Lyvecom, and the issuance of 184,812 restricted shares of the Company’s common stock (the “Restricted Shares”) having a value of $1.0 million on the closing date based on a 30-day volume weighted average price of approximately $5.41 per share. The Restricted Shares are subject to a lock-up agreement and a leak-out agreement. The Purchase Agreement also provides for an earn-out payment to the Lyvecom Shareholders of up to an additional $3.0 million in cash over a 24-month earn-out period based on Lyvecom’s achievement of various performance metrics.

Preferred Stock Sale and Redemption

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

On August 1, 2025, the Company redeemed in full all outstanding Shares. The redemption was effected pursuant to the terms and conditions set forth in the Certificate of Designation of the Shares. The Company paid an aggregate cash amount of $6.2 million equal to the applicable Series D preferred liquidation amount (the original issue price plus any accrued but unpaid 9% annual preferred return).

Results of Operations

TON Segment

Three and Nine Months Ended September 30, 2025

The following is a comparison of our results of operations for the TON segment for the three and nine months ended September 30, 2025 (in thousands):

	Three and Nine Months Ended September 30,
	2025	2024	Change

Revenue	$707	$-	$707

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	23	-	23
Depreciation and amortization	-	-	-
General and administrative	6,798	-	6,798
Total costs and expenses	6,821	-	6,821

Loss from operations	(6,114)	-	(6,114)

Other income (expense), net
Interest income	-	-	-
Unrealized gain on short-term investments	-	-	-
Interest expense	-	-	-
Financing costs	-	-	-
Other income, net	-	-	-
Net gain on crypto assets	120,358	-	120,358
Total other income (expense), net	120,358	-	120,358

Net income before income taxes	$114,244	$-	$114,244

Revenue

Revenue was $707 for the three and nine months ended September 30, 2025, as compared to $0 for the three and nine months ended September 30, 2024. The revenue increase was attributable to the implementation of the TON Treasury Strategy and the commencement of staking operations in August 2025.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $23 for the three and nine months ended September 30, 2025, as compared to $0 for the three and nine months ended September 30, 2024. The increase was attributable to the commencement of staking operations and are comprised of fees incurred for staking services and validator operations.

Operating Expenses

General and administrative expenses were $6,798 for the three and nine months ended September 30, 2025, as compared to $0 for the three and nine months ended September 30, 2024. The increase was due to the commencement of the TON Treasury Strategy and is inclusive of advisory fees, employee bonuses, and stock-based compensation expense, in part.

Other Income (Expense), net

Other income, net was $120,358 for the three and nine months ended September 30, 2025, as compared to $0 for the three and nine months ended September 30, 2024 primarily due to a net gain on crypto assets. The increase was attributable to a gain on the purchase of digital assets of $259,955, offset by a realized loss on digital assets of $(180) and an unrealized loss on digital assets of $(139,417).

Legacy Verb (Excludes TON segment)

Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

The following is a comparison of our results of operations for Legacy Verb, which excludes the TON segment, for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change

Revenue	$2,902	$128	$2,774

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	865	54	811
Depreciation and amortization	341	273	68
General and administrative	17,290	2,113	15,177
Total costs and expenses	18,496	2,440	16,056

Loss from operations	(15,594)	(2,312)	(13,282)

Other income (expense), net
Interest income	289	193	96
Unrealized gain on short-term investments	-	109	(109)
Interest expense	-	(1)	1
Financing costs	-	-	-
Other income, net	184	46	138
Net gain on crypto assets	-	-	-
Total other income (expense), net	473	347	126

Net loss before income taxes	$(15,121)	$(1,965)	$(13,156)

Revenue

Revenue was $2,902 for the three months ended September 30, 2025, as compared to $128 for the three months ended September 30, 2024. The revenue increase of $2,774, representing an increase of 2,167%, was primarily attributable to revenue received from our MARKET.live business unit services packages and from our Go Fund Yourself business unit which began its operations in July 2024.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $865 for the three months ended September 30, 2025, as compared to $54 for the three months ended September 30, 2024. The increase of $811 was attributable to the revenue increase of $2,774 as compared to the prior year comparable period.

Operating Expenses

Depreciation and amortization expenses were $341 for the three months ended September 30, 2025, as compared to $273 for the three months ended September 30, 2024. The increase of $68 was primarily due to the additional amortization expense resulting from the addition of intangible assets related to the acquisition of Lyvecom in April 2025.

General and administrative expenses including stock compensation expense were $17,290 for the three months ended September 30, 2025, as compared to $2,113 for the three months ended September 30, 2024. General and administrative expenses excluding stock compensation expense were $2,843 for the three months ended September 30, 2025, as compared to $1,893 for the three months ended September 30, 2024. The increase of $950, or 50%, was primarily due to an increase in operating costs associated with an increase in revenue generation from our business units and an increase in legal fees and professional services resulting from the PIPE offering.

Other Income (Expense), net

Other income, net, for the three months ended September 30, 2025 was $473, which was primarily attributable to interest income of $289 and other income, net of $184.

Three Months Ended September 30, 2025 as Compared to the Three Months Ended June 30, 2025

The following is a comparison of our results of operations for the three months ended September 30, 2025 and June 30, 2025 (in thousands):

	Three Months Ended,
	September 30, 2025	June 30, 2025	Change

Revenue	$2,902	$2,123	$779

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	865	611	254
Depreciation and amortization	341	336	5
General and administrative	17,290	4,110	13,180
Total costs and expenses	18,496	5,057	13,439

Operating loss	(15,594)	(2,934)	(12,660)

Other income (expense), net
Interest income	289	90	199
Unrealized gain (loss) on short-term investments	-	38	(38)
Interest expense	-	-	-
Financing costs	-	-	-
Other income, net	184	201	(17)
Net gain on crypto assets	-	-	-
Total other income (expense), net	473	329	144

Net loss before income taxes	$(15,121)	$(2,605)	$(12,516)

Revenue

Revenue was $2,902 for the three months ended September 30, 2025, as compared to $2,123 for the three months ended June 30, 2025. The revenue increase of $779, representing an increase of 37%, was primarily attributable to growth from our MARKET.live business unit services packages.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $865 for the three months ended September 30, 2025, as compared to $611 for the three months ended June 30, 2025. The increase of $254 was attributable to the revenue increase of $779 as compared to the three months ended June 30, 2025.

Operating Expenses

Depreciation and amortization expenses were $341 for the three months ended September 30, 2025, as compared to $336 for the three months ended June 30, 2025.

General and administrative expenses including stock compensation expense were $17,290 for the three months ended September 30, 2025, as compared to $4,110 for the three months ended June 30, 2025. General and administrative expenses excluding stock compensation expense were $2,843 for the three months ended September 30, 2025, as compared to $2,565 for the three months ended June 30, 2025. The increase of $278, or 11%, was primarily due to an increase in legal fees and professional services resulting from the PIPE offering.

Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

The following is a comparison of our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change

Revenue	$6,330	$172	$6,158

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,823	90	1,733
Depreciation and amortization	963	798	165
General and administrative	24,731	7,218	17,513
Total costs and expenses	27,517	8,106	19,411

Loss from operations	(21,187)	(7,934)	(13,253)

Other income (expense), net
Interest income	500	361	139
Unrealized gain on short-term investments	-	109	(109)
Interest expense	(1)	(236)	235
Financing costs	-	(90)	90
Other income, net	524	649	(125)
Net gain on crypto assets	-	-	-
Total other income (expense), net	1,023	793	230

Net loss before income taxes	$(20,164)	$(7,141)	$(13,023)

Revenue

Revenue was $6,330 for the nine months ended September 30, 2025, as compared to $172 for the nine months ended September 30, 2024. The revenue increase of $6,158, representing an increase of 3,580%, was primarily attributable to revenue received from our MARKET.live business unit services packages and from our Go Fund Yourself business unit which began its operations in July 2024.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $1,823 for the nine months ended September 30, 2025, as compared to $90 for the nine months ended September 30, 2024. The increase of $1,733 was attributable to the revenue increase of $6,158 as compared to the comparable prior year period.

Operating Expenses

Depreciation and amortization expenses were $963 for the nine months ended September 30, 2025, as compared to $798 for the nine months ended September 30, 2024. The increase of $165 was primarily due to the additional amortization expense resulting from the addition of intangible assets related to the acquisition of Lyvecom in April 2025.

General and administrative expenses including stock compensation expense were $24,731 for the nine months ended September 30, 2025, as compared to $7,218 for the nine months ended September 30, 2024. General and administrative expenses excluding stock compensation expense were $7,781 for the nine months ended September 30, 2025, as compared to $6,260 for the nine months ended September 30, 2024. The increase of $1,521, or 24%, was primarily due to an increase in bonus accruals to personnel related to the goals of business development of the Company’s segments and expansion costs related to the segments that were formed in July 2024, an increase in advertising costs for these new segments and an increase in legal fees and professional services resulting from the PIPE offering.

Other Income (Expense), net

Other income, net, for the nine months ended September 30, 2025 was $1,023, which was primarily attributable to interest income of $500 and other income, net of $524.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, unrealized (gain) loss on short-term investments, interest expense, financing costs, income tax expense (benefit) net (gain) loss on crypto assets, and other (income) expense, and other non-recurring charges.

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

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net income (loss)	$84,719	$(1,965)	$79,929	$(7,141)

Adjustments:
Depreciation and amortization	341	273	963	798
Share-based compensation	15,049	220	17,552	958
Unrealized gain on short-term investments	-	(109)	-	(109)
Interest expense	-	1	1	236
Financing costs	-	-	-	90
Net (gain) loss on crypto assets	(120,358)	-	(120,358)	-
Other (income) expense, net	(184)	(46)	(524)	(649)
Income tax expense (benefit)	14,404	-	14,151	-
Other non-recurring costs (a)	1,298	-	1,575	97

Total EBITDA adjustments	(88,677)	339	(85,867)	1,421
Modified EBITDA	$(4,731)	$(1,626)	$(6,711)	$(5,720)

(a)	Represents a litigation accrual in 2024; acquisition costs incurred for Lyvecom acquisition in April 2025 and one-time legal and administrative costs related to the PIPE offering.

Legacy Verb

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net income (loss)	$(15,121)	$(1,965)	$(19,911)	$(7,141)

Adjustments:
Depreciation and amortization	341	273	963	798
Share-based compensation	14,447	220	16,950	958
Unrealized gain on short-term investments	-	(109)	-	(109)
Interest expense	-	1	1	236
Financing costs	-	-	-	90
Net (gain) loss on crypto assets	-	-	-	-
Other (income) expense, net	(184)	(46)	(524)	(649)
Income tax expense (benefit)	-	-	(253)	-
Other non-recurring costs (a)	398	-	675	97

Total EBITDA adjustments	15,002	339	17,812	1,421
Modified EBITDA	$(119)	$(1,626)	$(2,099)	$(5,720)

(a)	Represents a litigation accrual in 2024; acquisition costs incurred for Lyvecom acquisition in April 2025 and one-time legal and administrative costs related to the PIPE offering.

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

Overview

As of September 30, 2025 and December 31, 2024, we had the following balances of cash, restricted cash, highly liquid investments and crypto currency.

	September 30, 2025	December 31, 2024

Cash	$53,040	$7,617
Restricted Cash	885	878
USDT Digital Assets	442	-
Unrestricted Toncoin Holdings	62,127	-
Investments: Government-Backed Securities	-	3,731
Investments: Corporate Bonds	-	1,182
Total	$116,494	$13,408

Lifting of TON Restrictions

On November 3, 2025, the Company entered into an addendum to a previously executed purchase agreement which lifted the restrictions on 28,773,971 units of Toncoin. As of the date of the addendum, this represents an additional $66,468 of Toncoin that is available to be transferred, lent, sold, or disposed of by the Company.

Short-term and Long-term Liquidity Needs

As of September 30, 2025, our short-term and long-term liquidity needs include the following:

●	Short-term liquidity. Our short-term liquidity needs include working capital requirements and third-party software supporting our products, marketing, and operations due within the next twelve months.

●	Long- term liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our operating leases of $104 and a contingent liability of $100.

The following is a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(12,777)	$(6,901)
Cash used in investing activities	(294,507)	(5,234)
Cash provided by financing activities	352,714	18,297
Increase in cash and restricted cash	$45,430	$6,162

Cash Flows – Operating

For the nine months ended September 30, 2025, our cash used in operating activities amounted to $(12,777), compared to cash used in operating activities for the nine months ended September 30, 2024 of $(6,901). The increase in cash used in operating activities of $5,876 was primarily due to an increase in one-time legal and administrative costs related to the PIPE offering, a revised directors and officers insurance coverage that required the premium be paid in advance, payments of $4,250 to Kingsway in August 2025 as part of an advisory agreement that was entered into on August 7, 2025.

Cash Flows – Investing

For the nine months ended September 30, 2025, our cash flows used in investing activities amounted to $(294,507), primarily due to our purchase of digital assets.

Cash Flows – Financing

For the nine months ended September 30, 2025, our cash flows provided by financing activities amounted to $352,714 primarily due to our PIPE offering which yielded net cash proceeds of $361,390, and ATM sales of 7,228 both offset by repurchases of our common stock amounting to $(14,327) and net cash payments of $(1,452) related to our Preferred Stock financing and subsequent redemption.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.

Digital Assets

The Company’s digital assets are comprised of TON and United States Dollar Tether (“USDT”). As of September 30, 2025, the Company held $587,800 of digital assets comprised of TON and $442 of digital assets comprised of USDT both of which are in the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets at fair value. The Company reflects digital assets held at fair value on the condensed consolidated balance sheets within the Other Digital Assets, TON – Unrestricted, and TON – Restricted line items. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Binance as the principal market. The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within other income, net. Realized gains and losses from the derecognition of digital assets are included in other income, net in the condensed consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures are included in Note 3 – Digital Asset Holdings. Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received in the PIPE are presented as non-cash investing and financing activities in the condensed consolidated statements of cash flows.

The Company’s digital wallets infrequently receive miscellaneous deposits of TON, commonly referred to as “dust,” and represent unsolicited transactions. Owing to the underlying blockchain mechanics, it is both economically and technically impractical to remove these balances. The Company maintains control over the related TON units and anticipates realizing potential future economic benefit from these deposits. The miscellaneous deposits are recorded in other income, net in the condensed consolidated statements of operations.

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

TON Strategy revenue is derived from staking rewards. The Company recognizes staking rewards as revenue in accordance with ASC 606. As the amount of rewards are not known by the Company until a validation activity is completed, the staking rewards are constrained under the Topic 606 guidance on variable consideration.  Staking rewards are recognized as revenue at the end of each validation round, or block processing time, or when earned and measurable and to the extent that it is probable that a significant reversal would not occur. The amount of revenue recognized is measured at fair value and is presented net of validator or other protocol fees. The Company acts as an agent in staking transactions as it provides access to its TON to third-party validator operators who perform the technical validation responsibilities on the blockchain.

A performance obligation is a promise in a contract to transfer a distinct good or service. For the MARKET.live segment, revenue is primarily derived from recurring service contracts that include social commerce solutions such as creative production, influencer management, and online store creation and maintenance for platforms like TikTok Shop. Clients are sourced through partnerships with TikTok Shop, other social media platforms, and affiliated brand agencies. Revenue is generally recognized over time as services are performed.

Revenue is recognized on a net basis when the Company acts as an agent, such as maintaining e-commerce platforms and processing online orders, where it does not take possession of customer inventory or assume credit risk. Other performance obligations include special projects, content creation, livestream management, and platform access, which are distinct and recognized as delivered.

GO FUND YOURSELF Show (“GFY”) revenue is derived from fees charged to issuers for production, post-production, and marketing services. The Company recognizes the first 87.5% of contract value upon completion of onsite production at its facilities, when that performance obligation is satisfied. The remaining 12.5% is recognized upon delivery of post-production services, including airing the show on the Cheddar network. Fees range from $15,000 to $60,000 per client issuer and may be paid in cash or equity. For products sold during show airings, the Company earns up to 25% of gross sales revenue. GFY’s performance obligations include production, post-production, and related content-creation services, which are distinct and recognized as completed.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three and nine months ended September 30, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s consolidated balance sheet at September 30, 2025. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s condensed consolidated statements of operations.

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

Intangible Assets other than Digital Assets

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of our common stock by the Company and its affiliated purchasers made during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	-	$	N/A	-	$250,000,000
August 1, 2025 to August 31, 2025	-	$	N/A	-	$250,000,000
September 1, 2025 to September 30, 2025	1,984,072		$7.21	1,984,072	$235,692,719
Total	1,984,072			1,984,072

(1)	Includes 1,984,072 shares of our common stock repurchased pursuant to the Open Market Share Repurchase Agreement dated as of September 5, 2025. As of September 30, 2025, the approximate dollar value of shares yet to be purchased under this agreement excludes any broker commissions paid resulting from share buybacks occurring during September 2025.
(2)	Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes.

Unregistered Sales of Equity Securities

There have not been sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Company’s Articles of Incorporation, effective as of September 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 29, 2025)

3.2	Amended and Restated Bylaws of the Company, as amended, effective as of September 2, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 29, 2025)

3.3	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 8, 2025)

3.4	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 8, 2025)

3.5	Certificate of Withdrawal of Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on August 8, 2025)

3.6	Certificate of Withdrawal of Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on August 8, 2025)

10.1

Form of Subscription Agreement, dated as of August 3, 2025, by and between Verb Technology Company, Inc., VERB Subsidiary 1, Corp., VERB Subsidiary 2, Corp., VERB Subsidiary 3, Corp. and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 4, 2025)

10.2

Advisory Services Agreement, dated August 7, 2025, by and between Verb Technology Company, Inc. and Kingsway Capital Partners Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2025)

10.3	Employment Agreement, effective August 7, 2025, by and between the Company and Veronika Kapustina (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 8, 2025)

10.4	Employment Agreement, effective August 7, 2025, by and between the Company and Sarah Olsen (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 8, 2025)

31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TON STRATEGY COMPANY

Date: November 12, 2025	By:	/s/ Veronika Kapustina
Veronika Kapustina
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Sarah Olsen
Sarah Olsen
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

