Form 10-K
period 2025-12-31
TON Strategy Co
filed 2026-03-31
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38834

TON STRATEGY COMPANY

(Exact name of registrant as specified in its charter)

Nevada	90-1118043
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2300 West Sahara Avenue, Suite 800 Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 250-2300

Former Address:

3024 Sierra Juniper Court, Las Vegas, Nevada 89138

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as quoted on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,804,000.

As of March 24, 2026, there were 56,530,617 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for the registrant’s 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING Forward-Looking Statements AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report should be considered forward-looking statements, including, but not limited to, statements regarding our future results of operations and financial position, the success of our TON treasury strategy, the availability of adequate capital to grow and compete, our profitability and operational viability, the regulatory environment for digital assets, and general macroeconomic conditions are forward-looking statements. Forward-looking statements generally relate to future events or future financial or operating performance. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations, financial performance or liquidity. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Some of the risks and uncertainties that may impact our forward-looking statements include, but are not limited to, the following principal risks:

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

● a potential delisting of our common stock from trading on the Nasdaq Capital Market if we do not comply with Nasdaq listing requirements;

● we granted some equity awards pursuant to our 2019 Stock and Incentive Compensation Plan, as amended, or the Incentive Plan, that may not have been registered or had a valid exemption from registration, and we may, despite our current understanding of the issue, be subject to claims for rescission or damages;

● we ratified certain corporate actions under Nevada law, however, there can be no assurance that claims will not be made to challenge the validity of the ratification or the related corporate actions.

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

ii

PART I

ITEM 1. BUSINESS

Our Business

References in this document to the “Company,” “TON,” “we,” “us,” or “our” are intended to mean TON Strategy Company, individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Beginning in August 2025, the Company implemented its TON Treasury Strategy, utilizing proceeds from its capital-raising activities to acquire Toncoin and participate in staking activities on the TON network (the “Network”). The Company formally commenced staking operations in August of 2025. Staking has since become a primary source of yield generation and a core component of the Company’s digital asset treasury strategy.

As of December 31, 2025, the Company utilized two third-party custodians—BitGo Trust Company, Inc. and Blockchain.com (Cayman) Limited—to manage and stake its Toncoin holdings. While the Company’s staking agreements are governed directly through these custodians, the custodians may engage third-party service providers to operate validator or staking infrastructure on their behalf. All TON staked by the Company is deployed through single-nominator validator pools and is not commingled with assets of other clients or participants. When chosen as validators by the TON network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them.

As of December 31, 2025, the Company had staked 219,709,826 units of TON on the TON blockchain. For the year ended December 31, 2025, the Company earned 2,185,286 units of TON and recognized revenue from staking rewards of approximately $4.0 million. As of December 31, 2025, the Company owns 4.2% of the total supply of Toncoin. (https://ton.org/en/toncoin)

In addition to our digital asset business, the Company has three additional complementary business units. They are MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers. For segment reporting purposes, however, MARKET.live and LyveCom are aggregated and presented as a single reportable segment in the Company’s consolidated financial statements, resulting in three reportable segments, TON, MARKET.live and Go Fund Yourself, each of which generates revenue.

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

LyveCom

During 2025, the Company consummated its acquisition of LyveCom, an artificial intelligence (AI)–driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025. The integration of LyveCom’s technology into MARKET.live is intended to enhance the platform’s multicast and AI capabilities, enabling brands and merchants to deliver a true omnichannel livestream shopping experience across social media channels, proprietary websites, and mobile applications, while maintaining unified checkout and inventory control. LyveCom’s technology allows brands to own their audience and data by capturing “zero-party” customer information—data intentionally shared by customers regarding preferences and purchase intentions—providing deeper insight and reducing reliance on third-party platforms.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowdfunding platform that provides public and private companies with broad-based exposure for their Regulation CF and Regulation A offerings. The program airs weekly on CheddarTV and generates revenue from issuer fees related to appearances, marketing, advertising, and content production.

Private Placement in Public Equity

On August 7, 2025, the Company completed a private investment in public equity (“PIPE”) with certain institutional investors (the “PIPE Subscribers”) pursuant to a subscription agreement. The PIPE included the sale of (i) 57,024,121 shares of common stock, par value $0.0001 per share, at a price of $9.51 per share, and (ii) pre-funded warrants to purchase up to 1,677,996 shares of common stock at a price of $9.5099 per warrant (together, the “Acquired Securities”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, is immediately exercisable, and remains outstanding until exercised in full. The PIPE generated gross proceeds of approximately $558.0 million, funded with a combination of cash, TON, and USD-denominated stablecoins (USDC and USDT), before deducting placement agent fees and offering expenses. The Company incurred cash placement agent fees of $11.4 million and offering expenses of $13.2 million. In addition, the equity fee consisted of 512,860 shares of common stock valued at $10.4 million, that were issued to the placement agent.

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

Business Strategy

On August 21, 2025, the Company announced the commencement of its TON Treasury Strategy, designating Toncoin as its primary treasury reserve asset. The Company began purchasing TON under this strategy and initiated staking activities during the third quarter of 2025 to earn rewards on its digital asset holdings. This announcement followed the August 8, 2025 closing of the Company’s $558 million private placement joined by more than 110 institutional and crypto-native investors. The Company used the majority of the proceeds from the private placement to acquire Toncoin as its primary treasury reserve asset in furtherance to become the first publicly traded company using Toncoin as its primary treasury reserve.

The Company’s business strategy related to Toncoin targets the accumulation of over 5% of Toncoin’s circulating supply, with the aim of establishing the Company as a significant participant in maintaining and securing the TON blockchain’s network infrastructure. The Company also intends to steadily increase its Toncoin held per share through reinvestment of cash flows, staking rewards, and disciplined capital markets activity. As of December 31, 2025, the Company owns 4.2% of the total supply of Toncoin. (https://ton.org/en/toncoin)

Revenue Generation

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

GO FUND YOURSELF Show derives revenue from fees charged to issuers to appear on the show and for marketing, ad, and content creation and distribution services. Appearance fees are based on service packages that range from $15,000 to $60,000 per issuer.

Intellectual Property

Our policy is to protect our technology through, among other things, a combination of patents, trade secrets, copyrights, and trademarks. We primarily rely upon trade secrets and copyrighted proprietary software, code, and know-how to protect our interactive video technology platform and associated applications. We have taken security measures to protect our trade secrets and proprietary know-how, to the extent possible. Our means of protecting our proprietary rights may not prove to be adequate and our competitors may independently develop technology or products that are similar to ours or that compete with ours. Trade secret and copyright laws afford only limited protection for our technology and products. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology and products less valuable, if the design around is favorably received in the marketplace.

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

Dependence on Key Customers

Based on our current business and anticipated future activities as described in this Annual Report, we have one customer that represents 25% of our 2025 revenue.

Competition

The competitive landscape for the Company is defined by other market participants that provide exposure to Toncoin, whether through treasury strategies, balance sheet holdings, staking operations, or investment products. This includes publicly traded digital asset treasury companies that hold Toncoin as part of their reserves, private and public companies that maintain Toncoin on their balance sheets, validator and staking operators that generate Toncoin yield, and current or future financial products designed to offer investors direct or indirect exposure to Toncoin. As the TON ecosystem continues to develop, competition is expected to intensify across these categories, particularly as institutional adoption increases and new vehicles for accessing Toncoin are introduced. Market participants may differentiate themselves through scale of holdings, access to liquidity, staking infrastructure, yield optimization, or capital markets strategies. Periods of market volatility or dislocation may create opportunities for well-capitalized participants to expand their Toncoin exposure or consolidate market position. These competitive dynamics may impact our ability to execute our strategy and may affect the value and performance of our Toncoin holdings.

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

Human Capital Management

As of December 31, 2025, we had 25 full-time statutory employees, two part-time employees, and eight independent contractors. We engage independent contractors on an as-needed basis to provide specific expertise in areas of software design, development and coding, content creation, audio and video editing, video production services, and other business functions, including marketing and accounting. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages and believe our relationship with our employees, both full-time and part-time, consultants, and independent contractors, is satisfactory.

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

Our Historical Background

TON Strategy Company was incorporated in 2012 in the state of Nevada.

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

On January 15, 2025, the Company formed Good Girl LLC, a majority-owned Nevada limited liability company, and subsequently sold this subsidiary during the year ended December 31, 2025. There was no consideration paid or received in this sale transaction.

On July 28, 2025, the Company formed VERB Subsidiary 1, Corp., VERB Subsidiary 2, Corp., and VERB Subsidiary 3, Corp., all Nevada corporations, to operate the digital asset business.

Effective September 2, 2025, we changed our name from Verb Technology Company, Inc. to TON Strategy Company and changed our trading symbol on the Nasdaq Capital Market for the Company’s common stock from “VERB” to “TONX.”

Available Information

Our common stock trades on The Nasdaq Capital Market under the symbol “TONX”. Our Internet website address is https://www.tonstrat.com/shareholders/.

The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through our investor relations website (https://ir.tonstrat.com/) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

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

Toncoin is a highly volatile asset, and fluctuations in the price of Toncoin, like fluctuations experienced in prior years, are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock has in the past been and would in the future be adversely affected, and our business and financial condition would be negatively impacted, if the price of Toncoin decreased substantially (as it has in the past) or entirely, including as a result of:

●	decreased user and investor confidence in Toncoin, and/or The Open Network (“TON”, including due to the various factors described herein;

●	investment and trading activities, or related effects, such as (i) trading activities of highly active retail and institutional users, speculators, investors, and others; (ii) actual or expected significant dispositions of Toncoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of Toncoin associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for Toncoin or potential developments relating to spot exchange-traded products (“ETPs”); and (iv) auto-liquidations in derivatives markets;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Toncoin, the native cryptocurrency of TON, TON blockchain, TON, significant third parties using TON, such as Telegram Messenger, a cloud-based messaging application that integrates TON (“Telegram”), or the broader digital assets industry, and the ongoing effects of such events or perceptions, for example, (i) public perception that Toncoin and other digital assets can be used as a vehicle to circumvent sanctions, to launder money, to commit or facilitate fraud, or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants the TON ecosystem, Telegram and the in the digital assets industry, including, for example, Pavel Durov, the co-founder and CEO of Telegram, whose arrest in France in August 2024 resulted in a 20% decline in the price of Toncoin; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of Toncoin and related activities;

●	changes in consumer preferences and the perceived value or prospects of Toncoin and/or TON;

●	competition from other digital assets that exhibit better speed, security, utility, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, “de-pegging” of a stablecoin with a significant deviation from the target value, or the crash, or unavailability of stablecoins that are used as a medium of exchange for Toncoin purchase and sale transactions, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Toncoin or adversely affect investor confidence in digital assets generally;

●	developments relating to TON, including (i) changes to TON that impact its security, speed, utility, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning TON blockchain, changes to the maximum number of Toncoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to TON to adapt to security, technological, legal or other challenges, (iii) potential or actual risks from validators and nominators, whether acting individually or collectively; and (iv) changes to TON that introduce software bugs, security risks, exploitation risks, or other elements that adversely affect Toncoin;

●	changes in the staking reward rate for Toncoin or increases in the costs associated with operating TON validators that reduce participation in and security of the TON network;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for Toncoin, similar to, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and resulted in Binance temporarily discontinuing all fiat deposits and withdrawals in the United States;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues.

●	regulatory, legislative, law enforcement, private litigation, and judicial actions and statements that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Toncoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	transaction congestion and fees associated with processing transactions on the Toncoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, energy supply issues, or other issues that could result in the cryptography used by TON blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political and geopolitical conditions.

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

We have announced a significant change in strategy to our new TON treasury strategy. There is no assurance that we will be able to successfully implement this new strategy or operate Toncoin-related activities at the scale or profitability currently anticipated. TON operates with a Proof-of-Stake (“PoS”) consensus mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support Toncoin and related staking activities. Our new strategy also requires that we implement different security protocols and treasury management practices. Errors by the Company could result in significant loss of funds and reduced rewards. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency treasury strategies. As a result, our shift to our TON treasury strategy could have a material adverse effect on our business and financial condition.

Our TON treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Consensus on the TON network is accomplished through a Proof-of-Stake mechanism in which validators stake Toncoin to participate in block production and validation. Validators are selected through periodic election rounds, and the frequency at which a validator participates in consensus is generally proportional to its staked Toncoin. Validators earn rewards derived from transaction fees and network-generated Toncoin for successfully validating blocks. We may choose to operate our own validator node or delegate our Toncoin to third-party validators through nominator pools. If we delegate to third-party validators, those validators typically retain a commission from staking rewards, which would reduce our returns. The TON network automatically imposes slashing penalties on validators that experience significant downtime, commit consensus faults such as double-signing, or produce invalid blocks, and so would require that we maintain consistent up time to ensure that we are eligible for staking rewards and to avoid slashing penalties. If we delegate our Toncoin through a nominator pool, our delegated stake would also be subject to slashing proportionally if the underlying validator is penalized, which would be outside of our control.

Staked Toncoin is also subject to lock-up periods tied to election cycles, during which it cannot be withdrawn or sold. This lack of liquidity could limit our ability to respond to market changes or meet our financial needs. We may seek to mitigate this risk through liquid staking protocols, where we deposit Toncoin into a smart contract and receive a liquid staking token in exchange. While we anticipate that the price of liquid staking tokens will generally correlate to Toncoin, prices could diverge, particularly if the validators utilized by the liquid staking protocol are subject to slashing penalties, in which case we may be able to withdraw fewer Toncoin than we originally deposited.

The TON ecosystem continues to evolve, with protocol upgrades and changes that may require adjustments to our or our validators’ operational setup. Technical failures, slashing events, or operational errors could impact our ability to obtain staking rewards, which could result in our failure to meet our financial projections. Any of these operational risks could materially and adversely affect our ability to execute our TON treasury strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

Digital assets do not pay interest, dividends or other returns and must be used in staking or decentralized finance activities to generate revenue, which involves additional risks.

Digital assets such as Toncoin do not pay interest, dividends, or other returns and we can only generate revenue from our digital asset holdings if we sell our digital assets or implement strategies to create revenue streams or otherwise generate cash by using our digital asset holdings. For example, the Toncoin we purchase can be deployed in profit-making activities by operating a validator, staking to other validators, or engaging in yield-generating activities in decentralized financing.

Even if we pursue any strategies such as staking or decentralized finance transactions, we may be unable to create revenue streams or otherwise generate cash from our digital asset holdings, and any such strategies may subject us to additional risks. All trading and investment activity involves risk, which is heightened in the case of decentralized finance due to the irrevocable nature of blockchain transactions and the possibility of errors in smart contracts. Decentralized finance protocols also attract hackers and persons looking to exploit flaws in or the ability to misuse smart contracts, which may result in loss of our digital assets. We also may incur losses in connection with our decentralized finance activity due to human error or our inability to predict future price movements, or due to “slashing” in connection with our staking activities. Any losses we sustain in connection with decentralized finance activities or staking could cause an adverse impact on our financial condition, results of operations, and the market price of our common stock.

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

The regulatory and legislative environment for digital assets is evolving rapidly and remains uncertain; changes in applicable law or regulation could materially and adversely affect our ability to execute our TON Treasury Strategy.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Toncoin or the ability of individuals or institutions such as us to own or transfer Toncoin. For example, without limitation, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	in July 2025, U.S. Congress passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or GENIUS Act, which establishes a regulatory framework for the issuance of “payment stablecoins”, which are digital assets backed by low-risk reserves and designed to maintain a fixed value attached to a national currency, and the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025, which, if it becomes law, would establish a comprehensive U.S. regulatory framework for digital assets that, among other things, delineates SEC and Commodity Futures Trading Commission (“CFTC”) oversight;

●	in May 2025, the UK Government published draft legislation expanding the financial services regime to cover new crypto asset-related activities and the UK Financial Conduct Authority published a discussion paper regarding its proposed approach to regulating crypto asset activities, including with regard to trading platforms, intermediaries, staking, lending, and borrowing and decentralized finance;

●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets;

●	in December 2025, the United Kingdom published a final draft statutory instrument setting out how activities relating to certain qualifying “crypto assets” will be regulated in the United Kingdom;

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

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

There has been increasing focus on the extent to which digital assets may be used to launder the proceeds of illegal activities, commit or facilitate fraud schemes, fund criminal or terrorist activities, or circumvent sanctions regimes. Our policies and procedures that are designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our Toncoin through entities subject to anti-money laundering regulation and related compliance rules in the United States may not be completely successful and, if we are found to have purchased any of our Toncoin from bad actors that have used Toncoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Toncoin by us may be restricted or prohibited.

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

Our concentration of Toncoin holdings may heighten the risks inherent in the Company’s TON treasury strategy and limit our ability to sell Toncoin.

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

The concentration of our holdings means that any decision by the Company to liquidate, reduce, or pledge a material portion of our Toncoin holdings — whether in response to a liquidity need, a change in strategy, or otherwise — could itself exert significant downward pressure on the price of Toncoin. The resulting decline in price could reduce the proceeds we realize from any such sale and could further impair the value of our remaining holdings. The concentrated nature of our holdings also limits our practical ability to exit our position quickly or in an orderly manner. There is no guarantee that sufficient market liquidity will exist at any given time to support a liquidation of our holdings at prices approximating their then-current fair market value. This risk is heightened during periods of general market stress or declining prices for digital assets, when liquidity in smaller-capitalization assets such as Toncoin may deteriorate significantly.

If the Company or its third-party service providers or partners experience a cybersecurity incident or unauthorized parties obtain access to its TON assets, or if a user or other party commits a market-related exploit, the Company may lose some or all of its TON assets and its financial condition and results of operations could be materially adversely affected.

All Toncoin acquired to date is held in custody accounts at Blockchain.com, a non-U.S. entity, and Bitgo Trust Company Inc. We may in the future use other accounts at other institutions. Cybersecurity incidents are of particular concern with respect to our Toncoin. Toncoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the TON ecosystem have been, and may in the future be, subject to cybersecurity incidents or other malicious activities. For example, state actors and hacker groups have successfully exploited cryptocurrencies’ underlying code and infiltrated digital asset custodians.

A successful cybersecurity incident could result in:

●	a partial or total loss of our Toncoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Toncoin;

●	an impact to the cost and availability of cyber insurance for the Company;

●	harm to our reputation and brand;

●	improper or unauthorized access, use, loss, exfiltration, disclosure, alteration, destruction, encryption, compromise, or other processing of data and violations of applicable data privacy and other laws relating to the security or processing of personal data; or

●	significant regulatory scrutiny, investigations, enforcement actions, fines, penalties, claims or proceedings (including class actions), incident response, system restoration or remediation costs, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived cybersecurity incident directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader TON ecosystem or in the use of TON to conduct financial transactions, which could negatively impact us.

Attacks on systems across a variety of industries, including industries related to Toncoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors, criminal hackers, hacktivists, and insiders. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving (including the use of artificial intelligence and other emerging technologies), may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners, and may be heightened in the event we determine to transact bilaterally. The Company may be required to expend additional resources to continue to enhance the Company’s cybersecurity measures or to investigate and remediate any cybersecurity incidents or vulnerabilities.

We, our partners and our third-party service providers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information, and may experience cybersecurity incidents due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems, as well as the systems and facilities of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud and we cannot guarantee that material incidents will not occur in the future. Advanced cyberattacks can be multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing, social engineering, and malware (including ransomware), leaving organizations and users at high risk of being compromised. Any such access, disclosure, or other loss of information, or any other adverse impact to the availability, integrity or confidentiality of our information technology systems or confidential information could result in legal claims or proceedings (such as class actions), liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, a loss of confidence in our business, early termination of our contracts and other business losses, indemnification of our customers, liability for stolen assets or information, increased cybersecurity protection and insurance costs, fines and financial penalties, litigation, regulatory investigations and other significant liabilities, any of which could materially adversely affect our business, revenues, and competitive position.

In addition, certain types of attacks are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative or corrective measures. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information. Further, there has been an increase in such activities due to the increase in remote workers. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Additionally, any integration of artificial intelligence in our, our partners’ or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Any future cybersecurity incident of our operations or those of others in the broader digital assets industry, including third-party services on which we rely, could materially and adversely affect our business.

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

In addition, as noted above, substantially all of the Toncoin we will acquire will be initially held in custody accounts at Blockchain.com, a non-U.S. entity, and Bitgo. Accordingly, we will depend on the Blockchain.com and Bitgo to maintain industry standard policies and procedures and to implement satisfactory internal controls. Blockchain.com is not subject to U.S. state or federal laws or regulations, or regulated by U.S. governing bodies. If our custodians fail to maintain industry standard policies surrounding custodianship, our business, financial condition or the results of our operations may be materially adversely affected.

Our custodians are further subject to various risks, including the risk of insolvency, bankruptcy, regulatory action, loss of operating licenses, or operational failure. In the event that one or more of our custodians became insolvent or otherwise ceased to operate, we may not be able to recover all or any portion of our Toncoin held with such custodian on a timely basis, or at all. Custody arrangements for digital assets are not always protected by the same legal frameworks that apply to the custody of securities or cash, and the treatment of digital assets held by a custodian in the event of custodian insolvency is subject to legal uncertainty in many jurisdictions.

Blockchain technology may expose us to sanctioned or blocked persons or may result in unintentional or inadvertent violations of economic sanctions laws and regulations.

We are subject to the rules enforced by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), including prohibitions on conducting direct or indirect business with persons named on, or owned by persons named on, OFAC’s various sanctions lists, including the Specially Designated Nationals and Blocked Persons list (“SDN List”). We are also prohibited from direct or indirect dealings with persons located, organized, or (in certain cases) resident in jurisdictions subject to comprehensive U.S. economic sanctions (as of today, Cuba, Iran, North Korea, the so-called Donetsk People’s Republic, the so-called Luhansk People’s Republic, and the Crimea region of Ukraine), and may be prohibited from dealing with persons in other jurisdictions subject to targeted U.S. sanctions such as Venezuela, Russia, and Belarus.

U.S. sanctions compliance obligations apply to all U.S. persons and cover transactions in digital assets. U.S. sanctions authorities and law enforcement have, in recent years, directed significant attention to sanctions compliance among the digital assets industry. For example, OFAC has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the SDN List, and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

Because of the pseudonymous nature of blockchain transactions and decentralized applications, we may inadvertently and without knowledge, directly or indirectly engage in transactions with or for the benefit of sanctioned persons, especially when engaging in DeFi activities where it may be impossible for us to determine the identity of our counterparties. OFAC may impose civil penalties for sanctions violations on a “strict liability” basis, meaning we may be held responsible for transacting with prohibited parties even if we have no knowledge that a particular counterparty is a sanctioned person. In addition, we may be subject to non-U.S. economic sanctions laws and regulations to the extent we conduct activity within the jurisdiction of other sanctions regimes, including those of the European Union and United Kingdom.

OFAC and other governmental authorities have significant discretion in the interpretation and enforcement of U.S. economic sanctions laws and regulations. Moreover, economic sanctions laws and regulations continue to evolve, often with little or no notice, which could raise operational or compliance challenges. If it is determined that we have transacted with sanctioned persons, even inadvertently, this could result in substantial reputational harm, fines or penalties, and costs associated with governmental inquiries and investigations. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any or all of the foregoing could have a material adverse effect on our business, prospects, operations or financial condition.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of Toncoin and TON, and there is the possibility that law enforcement agencies could close or blacklist TON-related infrastructure with little or no notice and prevent users from accessing or retrieving Toncoin held via such platforms or infrastructure.

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

Any enforcement action by the SEC or a state securities regulator asserting that Toncoin, or transactions in Toncoin, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Toncoin, and adversely affect our business, results of operations, financial condition and prospects. This is because the market structure behind most digital assets is incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects. Such developments could subject us to fines, penalties and other damages, adversely affect our business, results of operations, financial condition, treasury operations and prospects, and potentially require us to dispose of a substantial majority of the Toncoin or other digital assets that we hold.

Furthermore, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

Any additional regulatory implications of a determination that Toncoin is a security could adversely affect the market price of Toncoin and in turn adversely affect the market price of our common stock. In addition, if Toncoin, or transactions in Toncoin, is in fact a security, we could be considered an unregistered “investment company” under the Investment Company Act.

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

If we engage in derivatives trading activity, we may be deemed to be a “commodity pool” under the CEA and CFTC Rules as a result of our commodity interest trading which could have a material adverse effect on our business, financial condition and results of operations.

The CEA and CFTC Rules define a “commodity pool” as any investment trust, syndicate, or similar form of enterprise operated for the purpose of trading in “commodity interests,” such as swaps, futures, and options on a commodity underlying (including a digital asset that constitutes a commodity). The CFTC has previously interpreted “for the purpose of trading” as being triggered where only one swap is executed. The legal and regulatory landscape of CFTC commodity pool regulation is currently unclear as applied to digital asset treasury companies. Accordingly, (i) no person is registered with the CFTC as a commodity pool operator (“CPO”) or a commodity trading adviser (“CTA”) with respect to our Company; and (ii) our shareholders will not have the regulatory protections provided to investors in a commodity pool operated or advised by a registered CPO or CTA, as applicable.

If we were determined to be a “commodity pool,” including as a result of any future change in legislation, regulation, or interpretation, we may be subject to additional regulatory requirements which may be burdensome or costly or that could make it impractical or impossible for us to continue our business as currently contemplated. For example, a commodity pool must generally be operated as a separately cognizable entity from its CPO and any person acting as a CPO or CTA with respect to a commodity pool must be registered with the CFTC and a member of the National Futures Association (“NFA”). Absent an applicable exemption, a registered CPO or CTA must generally provide investors with a “disclosure document” in compliance with the CFTC Rules and the requirements of the NFA, and must comply with a range of ongoing reporting and recordkeeping requirements on registered and certain exempt commodity pool operators. Registration can be time-consuming, expensive and restrictive, and compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease or modify certain of our operations, which could negatively impact our investors.

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

Cryptocurrencies are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and network participants are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of cryptocurrency, which could affect cryptocurrency’s value and consequently the value of our common stock.

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

We have incurred recurring losses since our inception in 2012. Our net loss was $148.5 million for the year ended December 31, 2025, and $10.3 million for the year ended December 31, 2024. To date, we have funded our operations through cash collected from sales of our products and services and offerings of our equity securities. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our technology and infrastructure, and our marketing and sales efforts. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

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

The extent to which public health threats, natural disasters or catastrophic events, ultimately impact our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

We have limited capital resources. We have financed our operations entirely through equity investments and we expect to continue to finance our operations in the same manner in the foreseeable future. Our ability to continue our normal and planned operations, to grow our business, and to compete in our industry will depend on the availability of adequate capital. We cannot assure you that we will be able to obtain additional funding from those or other sources when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then-existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our then-existing stockholders. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate development of new programs or future marketing efforts, or reduce or discontinue our operations. Any of these events could significantly harm our business, financial condition, and prospects.

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

During the fiscal year ended December 31, 2025, one customer accounted for 25.3% of our revenues. If we are unable to retain our current customers or find new major customers or gain major new engagements from existing customers to replace any nonrecurring contracts, there may be material adverse effects on our financial condition or results of operations. This potential dependency could threaten the sustainability of our growth and have a material adverse effect on our financial condition or results of operations if we are unable to retain such major contracts or replace them with similarly major contracts on a regular basis.

The market in which we operate is intensely competitive and, if we do not compete effectively, our operating results could be harmed.

The market for livestream shopping platforms is intensely competitive and rapidly changing, barriers to entry are relatively low, and many of our competitors have greater name recognition, longer Nasdaq operating histories, and larger marketing budgets, as well as substantially greater financial, technical, and other resources than we do. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards, customer requirements, competitive pressures, or challenges within the financial markets. Furthermore, because of these advantages, even if our products and services are more effective than the products and services that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our products and services. If we do not compete effectively against our current and future competitors, our operating results could be harmed.

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

Security breaches and other disruptions could compromise our information and expose us to liability, and any failure by use or our vendors to comply with laws and other requirements relating to the processing of information about individuals, could result in significant liability and cause our business, results of operations, financial condition and reputation to suffer.

In the ordinary course of our business, we collect, use, store, disclose and otherwise process sensitive data, including intellectual property, our proprietary business information, proprietary business information of our customers, including credit card and payment information, and personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy.

In addition, we are subject to numerous federal, state, provincial and foreign laws and other requirements regarding the privacy, protection and processing of personal data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers require us to notify them in the event of a security incident. Evolving regulations regarding personal data and personal information, including the EU/UK General Data Protection Regulation and the California Consumer Privacy Act (“CCPA”), which has many provisions relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes, and allow for penalties for violations and, in some cases, a private right of action. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations, and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets.

The steps we take to protect the security, integrity and confidentiality of the information we collect, use, store, disclose and otherwise process, and to strengthen our security protocols and infrastructure may not always be successful, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. We also could be negatively impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Advanced cyber-attacks can be multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. Any such access, disclosure, or other loss of information, and any failure or perceived failure by us to comply with laws and other requirements relating to the privacy, security and processing of personal information, could result in legal claims or proceedings (including class actions), regulatory penalties, a disruption of our operations, damage to our reputation, a loss of confidence in our business, early termination of our contracts and other business losses, indemnification of our customers, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations or enforcement actions, costs in investigating and defending any such claims, and other significant liabilities, any of which could materially harm our business any of which could adversely affect our business, revenues, and competitive position.

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

We have integrated artificial intelligence (“AI”) technologies in many of our tools and features available on our website. We may continue to integrate AI technologies in new product or service offerings. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks and there can be no assurance that our integration of such technologies will always enhance our services or be beneficial to our business, including our efficiency or profitability. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results. In particular, if the models incorporated into our platform, are incorrectly designed or implemented, trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, used without sufficient oversight and governance, and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, it may result in harm to the performance of our services and business, as well as reputational harm to us and be damaging to our brand or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. Additionally, content, analyses or recommendations that are based on AI might be found or viewed to be biased, discriminatory or harmful, exposing us to risks that we have discriminated against persons belonging to a protected class. Data sets from which Large Language Models learn are at risk of poisoning or manipulation by bad actors, resulting in offensive or undesired output. Similarly, the data set could contain copyrighted material resulting in infringing output. AI output might present ethical concerns or violate current and future laws and regulations. Any resulting investigation or litigation could have an adverse impact on our results of operations due to the associated costs and any related fines, and could also have an adverse impact on our customer relationships.

The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI technology. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect the operation of our AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or market perception of their requirements, may have on our business or how we will respond to these laws or regulations. Such regulations might be burdensome for us to comply with and may limit our ability to offer or enhance our existing tools and features or new offerings based on AI technology. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

Recent technological advances in AI and machine learning technology may pose risks to us. Our use of AI or any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI technologies could give rise to legal claims or proceedings (including class actions), regulatory investigations or enforcement actions, negative reputational impacts and other penalties or liabilities that materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new laws, regulations, regulations or decisions and/or guidance interpreting existing laws, which could be significant and increase our operating expenses. Such an increase in operating expenses could adversely affect our business, financial condition and results of operations.

We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use of machine learning technology by third-party service providers could give rise to unforeseen defects, technical challenges, cybersecurity threats, material performance issues, and issues pertaining to data privacy, data protection, and intellectual property considerations, which could harm the performance of our services, business and reputation, and expose us to legal claims or proceedings, regulatory investigations or enforcement actions, and other penalties or liabilities that could materially harm our business.

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

Demand for our products and services is highly correlated with general economic conditions, as a substantial portion of our revenue is derived from discretionary spending by individuals, which typically declines during times of economic instability. Various events beyond our control could cause decreased discretionary spending, such as health epidemics, geopolitical events and regional conflicts, and global macroeconomic factors like labor shortages, inflation, interest rate volatility, changes in foreign currency exchange rates, instability in the global financial system, supply chain disruptions, increased or uncertainly relating to tariffs and other trade barriers, other adverse economic conditions and general uncertainty about economic recovery or growth, and instability in political or market conditions generally.

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

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

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

Risks Related to Our Common Stock

We could lose our listing on the Nasdaq Capital Market if we do not comply with Nasdaq listing requirements, including obtaining shareholder approval for certain transactions. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

As previously disclosed in our filings with the SEC, we did not comply with the shareholder approval requirement of Nasdaq rules in connection with our PIPE financing. We received a letter from the Listing Qualifications Department, or the Nasdaq Staff, of the Nasdaq Stock Market LLC, or Nasdaq, stating that we were not in compliance with certain requirements for continued listing on the Nasdaq Capital Market. We coordinated with the Nasdaq Staff and, though we received a Letter of Reprimand from the Nasdaq Staff, we maintained our Nasdaq listing.

On March 27, 2026, we provided notice to the Nasdaq Staff regarding a possible violation of Nasdaq Listing Rule 5635(c). The notification to Nasdaq related to our recent determination that a number of equity awards granted pursuant to our 2019 Stock and Incentive Compensation Plan, as amended, or the Incentive Plan, were inadvertently issued in excess of the amount available under the Incentive Plan, or the Excess Awards, and such issuance of Excess Awards may have required shareholder approval. On March 30, 2026, we received a letter, or the Letter, from the Nasdaq Staff acknowledging our notice. The Letter has no immediate effect on our continued listing on Nasdaq, subject to our compliance with other continued listing requirements. Pursuant to the Nasdaq Listing Rules, we have 45 calendar days from March 30, 2026 to submit a plan to regain compliance. We intend to work closely and expeditiously with Nasdaq in an effort to resolve this matter. We intend to submit, within the requisite period, a plan to regain compliance under the Nasdaq Listing Rules. If the plan is accepted, Nasdaq may grant us an extension of 180 calendar days from the date of the Letter to evidence compliance. There can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with the applicable listing requirements, which could result in us losing our listing on the Nasdaq Capital Market.

In the event of a delisting from the Nasdaq Capital Market, our stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, many institutional investors are prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

Raising additional capital, including through future sales and issuances of our common stock, warrants or the exercise of rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders, could cause our share price to fall and could restrict our operations.

We may need additional capital in the future to continue our planned operations, including any potential acquisitions, hiring new personnel and continuing activities as an operating public company. To the extent we seek additional capital through a combination of public and private equity offerings and debt financings, our stockholders may experience substantial dilution. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. A failure to obtain adequate funds may cause us to curtail certain operational activities, including sales and marketing, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

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

The market price of our common stock has been, and may continue to be, subject to substantial volatility.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including;

●	Potential delisting from Nasdaq; and

●	Volatility in the market price of Toncoin, which materially affects the value of our digital asset holdings and related staking activities;

●	Changes in the liquidity of the Toncoin market, including trading volumes, market depth, exchange availability, and our ability to monetize Toncoin or convert staking rewards into fiat currency on commercially reasonable terms;

●	Market perceptions of the TON blockchain ecosystem, Toncoin, and Telegram, including developments relating to adoption, network security, protocol upgrades, governance decisions, or regulatory scrutiny affecting any of the foregoing;

●	Regulatory, legislative, or enforcement developments relating to digital assets, staking activities, or crypto-related businesses in the United States or other relevant jurisdictions;

●	Variability in staking yields, validator performance, smart contract risk, or other operational factors that impact our ability to generate expected returns from our digital asset strategy;

●	Cybersecurity incidents, including hacking, phishing, validator compromise, smart contract vulnerabilities, private key misappropriation, or other security breaches affecting digital asset custodians, staking providers, exchanges, the TON blockchain, or our own systems, which could result in loss of assets, operational disruption, reputational harm, or reduced investor confidence in our digital asset strategy;

●	Broader macroeconomic and digital asset market conditions, including changes in interest rates, monetary policy, inflation expectations, geopolitical instability, capital flows into or out of digital asset markets, and shifts in investor risk appetite, all of which have historically contributed to significant volatility in cryptocurrency prices and related equity securities;

●	volatility in the trading markets generally and in our particular market segment;

●	limited trading of our common stock;

●	actual or anticipated fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements regarding our business or the business of our customers or competitors;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	developments or disputes concerning our intellectual property or our offerings, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major change in our board of directors or management;

●	sales of shares of our common stock by us or by our stockholders;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war, incidents of terrorism, pandemics or responses to these events.

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

Some of the shares issued and equity awards granted under our Incentive Plan may have been issued in transactions that were not registered nor exempt from registration under the Securities Act of 1933 and/or certain state securities laws.

Some of the shares and equity awards granted pursuant to our Incentive Plan may not have been registered or had a valid exemption from registration or qualification under the Securities Act of 1933 and/or the securities laws of certain states. Because of the lack of registration and, potentially, the lack of a valid exemption from registration, the equity awards we granted and the shares issued upon exercise or vesting of these equity awards may have been issued in violation of U.S. federal and/or certain state securities laws and we may be subject to claims for rescission or damages, which could result in an adverse effect on our results of operations and financial condition. In addition, regulators may choose to pursue actions or impose penalties and fines against us with respect to any potential violations of securities laws.

Under Securities Act Section 12(a)(1), certain purchasers of unregistered securities have a right to recover, upon the tender of such security the consideration paid for such security with interest, less the amount of any income received, or damages if the security holder no longer holds the security. We currently do not believe that any holder has a claim to rescission for the equity awards since we are not aware of any recipient of a potentially unregistered award having suffered damages as a result of such equity award, or shares issued pursuant to such equity award, not being registered.

Under the Securities Act of 1933, private claims for rescission of a non-fraudulent transaction of unregistered securities are typically subject to a one-year statute of limitation, calculated from the date of the transaction.  While private claims for a non-fraudulent transaction of unregistered securities may be extended under certain exceptions and circumstances, such private claims may not be extended beyond three years from the date of the transaction.  State law limitations periods vary by state.

Although we currently do not believe that any holder has a claim for damages or an economic incentive for rescission of the equity awards, or shares issued upon exercise of these equity awards, our belief could be incorrect, it might later become economically advantageous for a holder to seek rescission, or a holder might otherwise seek rescission for other reasons. If such equity awards, or shares issued or issuable pursuant to such equity awards, are subject to rescission, we could be required to rescind these shares and make payments for rescission, damages, and interest to the holders of these equity awards, or shares issued pursuant to such equity awards, in an amount not yet determinable by us. In addition, we could incur further costs as a result of regulatory inquiries, lawsuits, or additional actions we may be required to take to resolve this matter.

Risks Related to Our Jurisdiction of Organization

We ratified certain actions pursuant to Nevada law and filed certificates of correction with the Nevada Secretary of State.

On March 28, 2026, our Board ratified certain actions, or the Ratification, pursuant to Nevada law, which allows a Nevada corporation to ratify a defective corporate act retroactive to the date the corporate act was originally taken. The Ratification was undertaken in order to ratify, and correct certain potential defects in authorization with respect to (i) the approval of amendments to our Incentive Plan to increase the share reserve under the Incentive Plan and as may be required in order to align the Incentive Plan and related Equity Awards (as defined below) with applicable laws, rules and regulations, the Plan Modifications, and (ii) certain issuances of our shares and grants of equity under the Incentive Plan (including options, restricted stock awards and restricted stock units), or the Equity Awards. The Ratifications do not correct that some of the equity awards we granted, and the shares issued upon exercise or vesting of these equity awards, may not have been registered and may not have been exempted from registration requirements and issued in violation of U.S. federal and/or certain state securities laws.

Although we believe we have undertaken the Ratifications in accordance with Nevada law, there can be no assurance that (i) claims that the Plan Modifications and/or the Equity Awards are void or voidable due to defects in authorization, or (ii) claims that the Ratifications were ineffective, or only of limited effect, under Nevada Law, or (iii) other claims related thereto, will not be asserted, and, if asserted, that any such claims will not be successful. If any aspect of the Ratifications are determined to be ineffective or of limited effect, then the Plan Modifications and/or the Equity Awards, as applicable, may be determined to be invalid and, as applicable, we could have liability to holders of the common stock and the grantees under the Equity Awards, including being subject to monetary damages and rescission rights.

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration is designed so that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Cybersecurity Governance

Our board of directors (the “Board”) considers cybersecurity risk as part of its risk oversight function, including oversight of management’s implementation of our cybersecurity risk management program. The Board receives periodic reports from management on our cybersecurity risk programs. In addition, management updates the Board, where it deems appropriate, regarding cybersecurity incidents which they consider to be significant.

Our management team including the Chief Operating Officer, works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our management team is responsible for implementing and enforcing the Company’s cybersecurity policies, conducting risk assessments, monitoring systems for potential vulnerabilities, and coordinating the response to any cybersecurity incidents. Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means.

Oversee Third-Party Risk

We rely on certain third-party service providers and cloud-based platforms in the operation of our business, and vendors with access to our systems or data are subject to security assessments and contractual security obligations, including confidentiality and incident notification requirements. Vendor security risks are periodically reviewed and reassessed. As part of our cybersecurity risk management process, we have implemented processes to oversee and help manage risks associated with third-party providers. These processes include conducting thorough security assessments of all third-party providers before engagement and maintaining ongoing monitoring designed to provide for compliance with our cybersecurity standards. The monitoring includes annual assessments of the Security Operating Center (“SOC”) reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not identified cybersecurity threats or incidents that have materially affected or are reasonably likely to affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For more information, refer to the sections entitled “Risk Factors - If the Company or its third-party service providers or partners experience a cybersecurity incident or unauthorized parties obtain access to its TON assets, or if a user or other party commits a market-related exploit, the Company may lose some or all of its TON assets and its financial condition and results of operations could be materially adversely affected” and “Risk Factors — The Company will face risks relating to the custody of Toncoin it acquires, including the loss or destruction of private keys required to access its Toncoin and cyberattacks or other data loss relating to its Toncoin” within this Annual Report.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 2300 West Sahara Avenue, Suite 800, Las Vegas, Nevada 89102. We believe that our facility is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

We own and operate full service video production studios at 10621 Calle Lee, Suite 153 and at 10542 Calle Lee, Suite 114, Los Alamitos, California 90720.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 14 “Commitments and Contingencies,” in the notes to our audited consolidated financial statements of this Annual Report which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “TONX.”

Holders of Common Stock

As of March 24, 2026, there were approximately 120 holders of record of our common stock. These holders of record do not those who hold in “street name” or beneficial holders whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of our common stock by the Company and its affiliated purchasers made during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	-	-	-	$235,692,719
November 1, 2025 to November 30, 2025	1,329,076	$3.10	1,329,076	$231,576,386
December 1, 2025 to December 31, 2025	646,549	$3.27	646,549	$229,460,543
Total	1,975,625		1,975,625

(1)	Includes 1,975,625 shares of our common stock repurchased pursuant to the Open Market Share Repurchase Agreement dated as of September 5, 2025. As of December 31, 2025, the approximate dollar value of shares yet to be purchased under this agreement excludes any broker commissions paid resulting from share buybacks occurring during the year ending December 31, 2025.
(2)	Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes.

Unregistered Sales of Securities

Shares Issued Under Certain Employee Benefit Plans

The Company determined that some of the equity awards granted pursuant to our 2019 Stock and Incentive Compensation Plan, as amended, and the shares issued upon exercise or vesting of these equity awards may not have been registered or had a valid exemption from registration or qualification under the Securities Act of 1933 and/or the securities laws of certain states.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2025 and 2024, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and the Item entitled “Risk Factors.” All dollar amounts, except per share amounts, in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, unless otherwise noted or the context otherwise provides.

Overview

Our business is currently comprised of four business units. They are TON Strategy Company, a digital asset treasury; MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers. For segment reporting purposes, however, MARKET.live and LyveCom are aggregated and presented as a single reportable segment in the Company’s consolidated financial statements, resulting in three reportable segments, TON, MARKET.live and Go Fund Yourself.

TON

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

In addition to our digital asset business, the Company has three additional complementary business units. They are MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers. During the year ending December 31, 2025, the Company dissolved Vanity Prescribed LLC and sold Good Girl LLC both wellness focused ecommerce sites providing telehealth services.

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

LyveCom

In April 2025, the Company consummated its acquisition of LyveCom, an artificial intelligence (AI)–driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025, as detailed in the Form 8-K filed on that date. The integration of LyveCom’s technology into MARKET.live enhances the platform’s multicast and AI capabilities, enabling brands and merchants to deliver a true omnichannel livestream shopping experience across social media channels, proprietary websites, and mobile applications, while maintaining unified checkout and inventory control. LyveCom’s technology allows brands to own their audience and data by capturing “zero-party” customer information—data intentionally shared by customers regarding preferences and purchase intentions—providing deeper insight and reducing reliance on third-party platforms.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowdfunding platform that provides public and private companies with broad-based exposure for their Regulation CF and Regulation A offerings. The program airs weekly on CheddarTV and generates revenue from issuer fees related to appearances, marketing, advertising, and content production.

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

As of December 31, 2025, the Company had staked 219,709,826 units of TON on the TON blockchain. For the year ended December 31, 2025, the Company earned 2,185,286 units of TON and recognized revenue from staking rewards of $3,977.

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

2025 Nasdaq Deficiency Letter

As previously disclosed, the Company received a letter on October 9, 2025, or the Initial Letter, from the staff at the Listing Qualifications Department, the Nasdaq Staff, of The Nasdaq Stock Market LLC, Nasdaq, notifying the Company that the Nasdaq Staff had determined that the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Nasdaq Listing Rule 5635(b) in connection with the Company’s August 7, 2025 issuance of shares of common stock (and pre-funded warrants to purchase shares of common stock) pursuant to that certain subscription agreement, dated August 3, 2025, among the Company, certain subsidiaries of the Company and certain investors, the PIPE financing.

On October 28, 2025, the Company received a Letter of Reprimand, or the Reprimand Letter, from the Nasdaq Staff in connection with the Nasdaq Staff’s determination that the Company had violated Nasdaq’s shareholder approval requirements set forth in Nasdaq Listing Rules 5635(a) and 5635(b).

The Reprimand Letter stated that while the Nasdaq Staff determined that there were failures to comply with the Nasdaq Listing Rules 5635(a) and 5635(b), those failures did not appear to have been the result of a deliberate intent to avoid compliance, and that, as such, the Nasdaq Staff believes that delisting the Company’s securities is not an appropriate sanction. The Reprimand Letter states that the Nasdaq Staff further considered, among other things, the fact that the Company has not demonstrated a pattern of non-compliance, and that based on discussion with the Company, the Nasdaq Staff believes the Company inadvertently violated Nasdaq Listing Rules 5635(a) and 5635(b). The Reprimand Letter also noted that the Company has committed to work with Nasdaq in the future to ensure compliance with Nasdaq Listing Rules. Accordingly, Nasdaq Staff communicated their view that it was appropriate to close these matters by issuing the Letter of Reprimand in accordance with Listing Rule 5810(c)(4). Following appropriate disclosure by the Company, there was no further action required from the Company with regard to this matter. The Company accepted the Nasdaq Staff’s determination and considers the matter closed.

Recent Developments

Ratification of Equity Award Grants and Equity Issuances

We determined that a number of equity awards granted pursuant to our 2019 Stock and Incentive Compensation Plan, as amended, or the Incentive Plan, were inadvertently issued in excess of the amount available under the Incentive Plan, or the Excess Awards, and such issuance of Excess Awards may have required additional shareholder approval. Additionally, some of the equity awards granted pursuant to our Incentive Plan and the shares issued upon exercise or vesting of these equity awards may not have been registered or may not have had a valid exemption from registration or qualification under the Securities Act of 1933 and/or the securities laws of certain states.

Pursuant to Nevada Revised Statues 78.315(2) our Board of Directors adopted resolutions by unanimous written consent to ratify (i) amendments to our Incentive Plan to increase the share reserve under such Incentive Plan, and as may be required in order to align the Incentive Plan and related Equity Awards (as defined below) with all applicable laws, rules and regulations, or the Plan Modifications, and (ii) certain issuances of our shares and grants of equity under the Incentive Plan (including options, restricted stock awards and restricted stock units), or the Equity Awards.

Additionally, we determined that there was lack of clarity on when we effected our reverse stock splits in 2023 and 2024. In order to correct and confirm the effective date for each of the reverse stock splits, we filed certificates of correction with the Nevada Secretary of State on March 30, 2026, to correct the effective date and time of the amendments to our articles of incorporation memorializing the reverse stock splits to April 19, 2023 and October 9, 2024, respectively.

Unregistered Equity Award Grants and Equity Issuances Under Certain Employee Benefit Plans

As mentioned above, we determined that some of the equity awards granted pursuant to our Incentive Plan and the shares issued upon exercise or vesting of these equity awards may not have been registered or may not have had a valid exemption from registration or qualification under the Securities Act of 1933 and/or the securities laws of certain states. Because of the lack of registration and, potentially, the lack of a valid exemption from registration, the equity awards we granted and the shares issued upon exercise or vesting of these equity awards may have been issued in violation of U.S. federal and/or certain state securities laws and we may be subject to claims for rescission or damages.

Under Securities Act Section 12(a)(1), certain purchasers of unregistered securities have a right to recover, upon the tender of such security the consideration paid for such security with interest, less the amount of any income received, or damages if the security holder no longer holds the security. We currently do not believe that any holder has a claim to rescission for the equity awards since we are not aware of any recipient of a potentially unregistered award having suffered damages as a result of such equity award, or shares issued pursuant to such equity award, not being registered.

Although we currently do not believe that any holder has a claim for damages or an economic incentive for rescission of the equity awards, or shares issued upon exercise of these equity awards, our belief could be incorrect, it might later become economically advantageous for a holder to seek rescission, or a holder might otherwise seek rescission for other reasons. If such equity awards, or shares issued or issuable pursuant to such equity awards, are subject to rescission, we could be required to rescind these shares and make payments for rescission, damages, and interest to the holders of these equity awards, or shares issued pursuant to such equity awards, in an amount not yet determinable by us. In addition, we could incur further costs as a result of regulatory inquiries, lawsuits, or additional actions we may be required to take to resolve this matter.

Notice to Nasdaq of Possible Violation

On March 27, 2026, we provided notice to the Nasdaq Staff regarding our possible violation of Nasdaq Listing Rule 5635(c). The notification to Nasdaq related to our recent determination that the Excess Awards were inadvertently issued in excess of the amount available under the Incentive Plan, and such issuance of Excess Awards may have required additional shareholder approval. On March 30, 2026, we received a letter, or the Letter, from the Nasdaq Staff acknowledging our notice. The Letter has no immediate effect on our continued listing on Nasdaq, subject to our compliance with other continued listing requirements. Pursuant to the Nasdaq Listing Rules, we have 45 calendar days from March 30, 2026 to submit a plan to regain compliance. We intend to work closely and expeditiously with Nasdaq in an effort to resolve this matter. We intend to submit, within the requisite period, a plan to regain compliance under the Nasdaq Listing Rules. If the plan is accepted, Nasdaq may grant us an extension of 180 calendar days from the date of the Letter to evidence compliance. There can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with the applicable listing requirements.

Grants Under Certain Employee Benefit Plans made after the PIPE Financing

We plan to make an offer to certain plan participants, who are our directors and officers, to forfeit their equity awards granted after the PIPE financing, which would reduce the number of outstanding grants that may have been inadvertently made in excess of the amount available under the Incentive Plan and that may not have been registered or may not have had a valid exemption from registration or qualification under the Securities Act of 1933 and/or the securities laws of certain states. None of these grants have vested, and we do not expect that this offer will have a material impact on our results of operations, financial condition, or liquidity.

TON Treasury Strategy

On August 7, 2025, the Company completed transactions involving entry into a subscription agreement with certain institutional investors for a private placement in public equity, offering an aggregate of 57,024,121 shares of Common Stock of the Company, par value $0.0001 per share, at an offering price of $9.51 per share, and pre-funded warrants to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. The gross proceeds from the PIPE, before deducting the placement agent fees and offering expenses, were approximately $558,000 funded in a combination of cash, TON and other stablecoins. The Company incurred cash and equity placement agent fees of $11,423 and $10,452, respectively, and offering expenses of $13,155. The placement agent equity fee was comprised of 512,860 shares of Common Stock of the Company. Approximately one-third of the PIPE Subscribers have agreed to lock-up restrictions with the Company (the “Lock-Up Investors”) whereby they will not sell or transfer the Acquired Securities for six months, with respect to all of the Acquired Securities held by such PIPE Subscribers, or for 12 months, with respect to 50% of the Acquired Securities held by each such PIPE Subscriber, in each case measured from the date of execution of the Subscription Agreement, subject to customary exceptions. The Lock-Up Investors that contributed Toncoin not eligible for trading or transfer (the “Locked Toncoin”) are also subject to Lock-Up Restrictions with respect to the Acquired Securities issued as consideration for the Locked Toncoin for the same duration as the Locked Toncoin are not eligible for trading or transfer. The Locked Toncoin do not have any restrictions regarding staking and can be staked by the Company to generate staking revenue. On August 21, 2025, the Company announced the start of its TON Treasury Strategy and used the net proceeds from the PIPE to acquire Toncoin, the native cryptocurrency of The Open Network blockchain.

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

On August 1, 2025, the Company redeemed in full all outstanding Shares. The redemption was effected pursuant to the terms and conditions set forth in the Certificate of Designation of the Shares. The Company paid an aggregate cash amount of $6,152 equal to the applicable Series D preferred liquidation amount (the original issue price plus any accrued but unpaid 9% annual preferred return).

Termination of Executive Officers

On January 26, 2026, the Company and Veronika Kapustina, Chief Executive Officer of the Company, mutually agreed that Ms. Kapustina will be transitioning out of her position as Chief Executive Officer of the Company. Ms. Kapustina is expected to continue to serve as Chief Executive Officer until the Company completes a search and appoints her successor. The Company has engaged Intersection Growth Partners, a third-party executive search firm, to conduct the search for the Company’s next Chief Executive Officer.

On February 26, 2026, the board of directors of the Company terminated the employment of Rory J. Cutaia, the Company’s Chief Executive Officer of the Company’s Global Digital Media Division and named executive officer in the Company’s most recent disclosure, effective February 27, 2026. On March 1, 2026, Mr. Cutaia informed the Company that he was resigning from the Board effective immediately. On March 2, 2026, Denise Butler was appointed to serve as interim President of the Global Digital Media Division.

Advisory Services Agreement

On January 23, 2026, the Company’s Board of Directors authorized the Company to enter into settlement negotiations with Kingsway Capital Partners Limited (“Kingsway”) to terminate the advisory services agreement dated August 7, 2025. Under the agreement, Kingsway provides advisory and consulting services to the Company in connection with the expansion and diversification of the Company’s business and its TON Treasury Strategy. As of the date of this filing, the Company cannot estimate the timing of any settlement or the potential financial impact of a settlement, including any settlement amount in connection with the proposed termination.

Results of Operations

TON Strategy Company (Consolidated)

Fiscal Year Ended December 31, 2025 Compared to Fiscal Year Ended December 31, 2024

The following is a comparison of our consolidated results of operations for the year ended December 31, 2025 (in thousands):

	Years Ended December 31,
	2025	2024	Change

Revenue	$12,779	$895	$11,884

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,894	224	3,670
Depreciation and amortization	1,305	1,077	228
Impairment	3,131	-	3,131
General and administrative	40,891	11,238	29,653
Total costs and expenses	49,221	12,539	36,682

Loss from operations	(36,442)	(11,644)	(24,798)

Other income (expense), net
Interest income	1,033	692	341
Unrealized gain on short-term investments	-	(44)	44
Interest expense	(1)	(237)	236
Financing costs	-	(90)	90
Other income, net	941	813	128
Net gain (loss) on crypto assets	(114,156)	-	(114,156)
Total other income (expense), net	(112,183)	1,134	(113,317)

Net loss before income taxes	$(148,625)	$(10,510)	$(138,115)

Revenue

Revenue was $12,779 for the year ended December 31, 2025, as compared to $895 for the year ended December 31, 2024. The revenue increase of $11,884, representing an increase of 1,328%, is primarily attributable to revenue received from our MARKET.live business unit services packages, from our Go Fund Yourself business unit which began its operations in July 2024, and due to the implementation of the TON Treasury Strategy and the commencement of staking operations in August 2025.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $3,894 for the year ended December 31, 2025, as compared to $224 for the year December 31, 2024. The increase was primarily attributable to the growth of revenue in the Digital Media division and partially due to the commencement of staking operations and are comprised of fees incurred for staking services and validator operations.

Operating Expenses

Depreciation and amortization expense was $1,305 for the year ended December 31, 2025, as compared to $1,077 for the year ended December 31, 2024. The increase of $228 was primarily due to the additional amortization expense resulting from the addition of intangible assets related to the acquisition of Lyvecom in April 2025.

General and administrative expenses were $40,891 for the year ended December 31, 2025, as compared to $11,238 for the year ended December 31, 2024. General and administrative expenses excluding stock compensation expense were $21,755 for the year ended December 31, 2025, as compared to $9,159 for the year ended December 31, 2024. The increase of $12,596, or 138%, was primarily due to the commencement of the TON Treasury Strategy and specifically, increases in advisory fees (Kingsway) of $2,939, legal fees of $2,194, professional fees of $1,814, employee bonuses of $1,271, employee wages (excluding bonuses) of $1,089, transaction and custody fees of $851, director and officer life insurance costs of $676, credit loss expense attributable to Go Fund Yourself segment of $622, and marketing, conferences and events of $1,086.

Other Income (Expense), net

Other income (expense), net was $(112,183) for the year ended December 31, 2025, as compared to $1,134 for the year ended December 31, 2024 primarily due to a net loss on crypto assets of $(114,156). The increase was attributable to a gain on the purchase of digital assets of $259,955, offset by a realized loss on digital assets of $(181) and an unrealized loss on digital assets of $(373,930).

TON Segment

Fiscal Year Ended December 31, 2025 Compared to Fiscal Year Ended December 31, 2024

The following is a comparison of our results of operations for the TON segment for the year ended December 31, 2025 (in thousands):

	Years Ended December 31,
	2025	2024	Change

Revenue	$3,977	$-	$3,977

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	228	-	228
Depreciation and amortization	-	-	-
Impairment	-	-	-
General and administrative	13,543	-	13,543
Total costs and expenses	13,771	-	13,771

Loss from operations	(9,794)	-	(9,794)

Other income (expense), net
Interest income	452	-	452
Unrealized gain on short-term investments	-	-	-
Interest expense	-	-	-
Financing costs	-	-	-
Other income, net	-	-	-
Net gain (loss) on crypto assets	(114,156)	-	(114,156)
Total other income (expense), net	(113,704)	-	(113,704)

Net loss before income taxes	$(123,498)	$-	$(123,498)

Revenue

Revenue was $3,977 for the year ended December 31, 2025, as compared to $0 for the year ended December 31, 2024. The revenue increase was attributable to the implementation of the TON Treasury Strategy and the commencement of staking operations in August 2025.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $228 for the year ended December 31, 2025, as compared to $0 for the year December 31, 2024. The increase was attributable to the commencement of staking operations and are comprised of fees incurred for staking services and validator operations.

Operating Expenses

General and administrative expenses were $13,543 for the year ended December 31, 2025, as compared to $0 for the year ended December 31, 2024. The increase was due to the commencement of the TON Treasury Strategy and is inclusive of advisory fees, professional fees, legal fees, employee compensation, and stock-based compensation expense, in part.

Other Income (Expense), net

Other income (expense), net was $(113,704) for the year ended December 31, 2025, as compared to $0 for the year ended December 31, 2024 primarily due to a net loss on crypto assets of $(114,156). The increase was attributable to a gain on the purchase of digital assets of $259,955, offset by a realized loss on digital assets of $(181) and an unrealized loss on digital assets of $(373,930).

Digital Media (MARKET.live, LyveCom, and Go Fund Yourself - Excludes TON segment)

Fiscal Year Ended December 31, 2025 Compared to Fiscal Year Ended December 31, 2024

The following is a comparison of the results of our operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change

Revenue	$8,802	$895	$7,907

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,666	224	3,442
Depreciation and amortization	1,305	1,077	228
Impairment	3,131	-	3,131
General and administrative	27,348	11,238	16,110
Total costs and expenses	35,450	12,539	22,911

Loss from operations	(26,648)	(11,644)	(15,004)

Other income (expense)
Interest income	581	692	(111)
Unrealized loss on short-term investments	-	(44)	44
Interest expense	(1)	(237)	236
Financing costs	-	(90)	90
Other income, net	941	813	128
Total other income (expense), net	1,521	1,134	387

Net loss before income taxes	$(25,127)	$(10,510)	$(14,617)

Revenue

Revenue was $8,802 for the year ended December 31, 2025, as compared to $895 for the year ended December 31, 2024. The revenue increase of $7,907, representing an increase of 883%, is primarily attributable to revenue received from our MARKET.live business unit services packages and from our Go Fund Yourself business unit which began its operations in July 2024.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization was $3,666 for the year ended December 31, 2025, as compared to $224 for the year December 31, 2024. The increase was attributable to the growth of revenue.

Operating Expenses

Depreciation and amortization expense was $1,305 for the year ended December 31, 2025, as compared to $1,077 for the year ended December 31, 2024. The increase of $228 was primarily due to the additional amortization expense resulting from the addition of intangible assets related to the acquisition of Lyvecom in April 2025.

General and administrative expenses including stock compensation expense were $27,348 for the year ended December 31, 2025, as compared to $11,238 for the year ended December 31, 2024. General and administrative expenses excluding stock compensation expense were $10,341 for the year ended December 31, 2025, as compared to $9,159 for the year ended December 31, 2024. The increase of $1,182, or 13%, was primarily due to an increase in credit loss expense attributable to the Go Fund Yourself segment of $622, an increase in bonuses for personnel related to the goals of business development of the Company’s segments of $355, an increase in advertising costs for these new segments of $495 and an increase in legal fees resulting from the PIPE offering of $276 all offset by a decrease in software costs of $565 resulting from the Lyvecom acquisition.

Other Income (Expense), net

Other income (expense), net, was $1,521 for the year ended December 31, 2025, which was primarily attributable to other income, net of $941 and interest income of $581.

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

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Consolidated

	Year Ended December 31,
(in thousands)	2025	2024

Net loss	$(148,391)	$(10,510)

Adjustments:
Depreciation and amortization	1,305	1,077
Share-based compensation	19,136	2,079
Impairment	3,131	-
Unrealized loss on short-term investments	-	44
Interest expense	1	237
Financing costs	-	90
Net (gain) loss on crypto assets	114,156	-
Other (income) expense, net	(941)	(813)
Income tax expense (benefit)	(234)	-
Other non-recurring costs (a)	2,761	97

Total EBITDA adjustments	139,315	2,811
Modified EBITDA	$(9,076)	$(7,699)

(a)	Represents a litigation accrual in 2024; acquisition costs incurred for Lyvecom acquisition in April 2025 and one-time legal and administrative costs related to the PIPE offering in August 2025.

Digital Media (Market.live, LyveCom, and Go Fund Yourself)

	Year Ended December 31,
(in thousands)	2025	2024

Net loss	$(24,893)	$(10,510)

Adjustments:
Depreciation and amortization	1,305	1,077
Share-based compensation	17,007	2,079
Impairment	3,131	-
Unrealized loss on short-term investments	-	44
Interest expense	1	237
Financing costs	-	90
Net (gain) loss on crypto assets	-	-
Other (income) expense, net	(941)	(813)
Income tax expense (benefit)	(234)	-
Other non-recurring costs (a)	1,240	97

Total EBITDA adjustments	21,509	2,811
Modified EBITDA	$(3,384)	$(7,699)

(a)	Represents a litigation accrual in 2024; acquisition costs incurred for Lyvecom acquisition in April 2025 and one-time legal and administrative costs related to the PIPE offering in August 2025.

Liquidity and Capital Resources

Overview

As of December 31, 2025 and 2024, we had the following balances of cash, cash equivalents, and restricted cash.

	As of December 31,
	2025	2024

Cash and Cash Equivalents	$39,493	$7,617
Restricted Cash	169	878
Unrestricted Toncoin Holdings	89,628	-
Investments: Government-Backed Securities	-	3,731
Investments: Corporate Bonds	-	1,182
Total	$129,290	$13,408

Sources of Liquidity

We finance our operations with cash collected from sales of our products and services, and offerings of our equity securities.

Equity Financings

On August 7, 2025, the Company completed a private investment in public equity (“PIPE”) with certain institutional investors (the “PIPE Subscribers”) pursuant to a subscription agreement. The PIPE included the sale of (i) 57,024,121 shares of common stock, par value $0.0001 per share, at a price of $9.51 per share, and (ii) pre-funded warrants to purchase up to 1,677,996 shares of common stock at a price of $9.5099 per warrant (together, the “Acquired Securities”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, is immediately exercisable, and remains outstanding until exercised in full. The PIPE generated gross proceeds of approximately $558,000, funded with a combination of cash, TON, and USD-denominated stablecoins (USDC and USDT), before deducting placement agent fees and offering expenses. The Company incurred cash placement agent fees of $11,423 and offering expenses of $13,155. In addition, the placement agent equity fee consisted of 512,860 shares of common stock valued at $10,452.

On August 8, 2025, the Company entered into a sales agreement with Cantor Fitzgerald & Co. that provides for sales of our common stock with aggregate proceeds of up to $1.0 billion from time to time through an “at the market” equity offering program (the “ATM Offering”). During the year ended December 31, 2025, we sold 391,988 shares of common stock under our ATM Offering at a weighted average price per share of $18.44 for aggregate gross proceeds of $7,228 net of offering costs of $596.

Short-term and Long-term Liquidity Needs

As of December 31, 2025, our short-term and long-term liquidity needs include the following:

●	Short-term liquidity. Our short-term liquidity needs include working capital requirements and third-party software supporting our products, marketing, and operations due within the next twelve months.

●	Long- term liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our operating leases of $80 and a contingent liability of $100.

We expect that our existing cash and cash equivalents will be sufficient to fund our operating plans for at least twelve months from the date of this Annual Report.

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Cash used in operating activities	$(20,769)	$(8,765)
Cash used in investing activities	(294,543)	(5,385)
Cash provided by financing activities	346,479	18,292
Increase in cash, cash equivalents and restricted cash	$31,167	$4,142

Cash Flows – Operating

For the year ended December 31, 2025, our cash used in operating activities amounted to $(20,769), compared to cash used in operating activities for the year ended December 31, 2024 of $(8,765). The increase in cash used in operating activities of $12,004 was primarily due to an increase in one-time legal and administrative costs related to the PIPE offering, a revised directors and officers insurance coverage that required the premium be paid in advance, and payments of $4,250 to Kingsway in August 2025 as part of an advisory agreement that was entered into on August 7, 2025.

Cash Flows – Investing

For the year ended December 31, 2025, our cash flows used in investing activities amounted to $(294,543), primarily due to our purchase of digital assets in 2025 that did not occur in 2024.

Cash Flows – Financing

For the year ended December 31, 2025, our cash flows provided by financing activities amounted to $346,479 primarily due to our PIPE offering which yielded net cash proceeds of $361,400, and ATM sales of $7,228 both offset by repurchases of our common stock amounting to $(20,579) and net cash payments of $(1,452) related to our Preferred Stock financing and subsequent redemption.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.

Digital Assets

The Company’s digital assets are comprised of TON. As of December 31, 2025, the Company held $356,809 of digital assets comprised of TON which is in the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets at fair value. The Company reflects digital assets held at fair value on the consolidated balance sheets within the TON – Unrestricted and TON – Restricted line items. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Binance as the principal market. The activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of operations within other income, net. Realized gains and losses from the derecognition of digital assets are included in other income, net in the consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures are included in Note 3 – Digital Asset Holdings. Sales and purchases of digital assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received in the PIPE are presented as non-cash investing and financing activities in the consolidated statements of cash flows.

The Company’s digital wallets infrequently receive miscellaneous deposits of TON, commonly referred to as “dust,” and represent unsolicited transactions. Owing to the underlying blockchain mechanics, it is both economically and technically impractical to remove these balances. The Company maintains control over the related TON units and anticipates realizing potential future economic benefit from these deposits. The miscellaneous deposits are recorded in other income, net in the consolidated statements of operations.

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

Pursuant to ASC 606, revenue is recognized when performance obligations under the terms of the contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services.

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

For the MARKET.live segment, revenue is primarily derived from recurring service contracts that include social commerce solutions such as creative production, influencer management, and online store creation and maintenance for platforms like TikTok Shop. Clients are sourced through partnerships with TikTok Shop, other social media platforms, and affiliated brand agencies. Revenue is generally recognized over time as services are performed as measured by the progress of completion on the performance obligations as defined in the contract with the customer.

MARKET.live performance obligations for other services include special projects, content creation, livestream management and platform access. These performance obligations are distinct and contribute to overall service delivery and client management.

GO FUND YOURSELF (GFY) generates revenue from fees charged to issuer clients for production, post-production, and marketing services. The transaction price is based on the contractual fee agreed upon with each issuer. Consideration may be received in cash, convertible promissory notes, or equity instruments. Non-cash consideration is measured at fair value at contract inception in accordance with ASC 606 (see Note 4 - Fair Value Measurements).

The fair value of non-cash consideration is determined in accordance with ASC 820, which establishes a fair value hierarchy that prioritizes observable inputs. Equity instruments are generally valued using quoted market prices in active markets for identical assets (Level 1 inputs). If quoted market prices are not available, the Company utilizes observable inputs such as recent transactions in the issuer’s securities or comparable market data (Level 2 inputs). In the absence of observable inputs, the Company estimates fair value using unobservable inputs, including internally developed assumptions (Level 3 inputs). The fair value of convertible promissory notes is estimated using valuation techniques that consider contractual terms, market interest rates, credit risk, and other relevant factors, consistent with Level 2 or Level 3 inputs depending on the availability of observable data.

The Company’s contracts typically include two performance obligations: (i) onsite production services and (ii) post-production and distribution services, including airing content on the Cheddar network. For the GFY Show, performance obligations include the shoot date production services and post-production services, which include editing services to create clips from the Show that the client issuers can distribute across social media and utilize in connection with their marketing initiatives. These performance obligations are distinct and contribute to the overall service delivery and client issuer engagement. The Company has concluded that all performance obligations are distinct, as each service is separately identifiable and provides benefit to the customer.

The transaction price is allocated to each performance obligation based on their relative standalone selling prices (“SSP”). As SSP is not directly observable, the Company estimates SSP using an expected cost-plus margin approach, which considers the expected costs to fulfill each performance obligation and an appropriate margin based on historical experience and market conditions.

The Company evaluates each performance obligation to determine whether it is satisfied over time or at a point in time. The Company has concluded that both onsite production services and post-production and distribution services are satisfied at a point in time, as control of the services is transferred to the customer upon completion of each respective service and the customer does not simultaneously receive and consume the benefits as the services are performed.

Based on this assessment, approximately 87.5% of the transaction price is attributed to onsite production services and is recognized at a point in time upon completion of filming, when control of the production deliverables transfers to the customer. The remaining approximately 12.5% is attributed to post-production and distribution services and is recognized at a point in time upon completion of those services, including delivery and airing of the content.

Revenue is recognized when the Company satisfies its performance obligations by transferring control of the services delivered to the customer.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the years ended December 31, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2025, and 2024, the Company has not established a liability for uncertain tax positions.

Recently Issued Accounting Pronouncements

For a summary of our recent accounting policies, please refer to Note 2, Summary of Significant Accounting Policies and Supplemental Disclosures, of the Notes to Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, which begin on page F-1 of this Annual Report which are incorporated herein by reference.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

For so long as we remain a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

Ratification of Equity Award Grants and Equity Issuances

On March 28, 2026, our Board adopted resolutions by unanimous written consent, pursuant to Nevada Revised Statutes 78.315(2), or the Ratifications, and authorizing, approving, ratifying or confirming, as applicable, the issuance of certain equity awards (including options, restricted stock awards and restricted stock units), or the Equity Awards, under our 2019 Stock and Incentive Compensation Plan, as amended, or the Incentive Plan, and the issuance of shares of common stock upon the exercise of such Equity Awards. The Ratifications are intended to rectify potential concerns that such shares were issued in excess of the number of shares available for issuance under the Incentive Plan’s share reserve at the time of issuance. Under Nevada Revised Statutes 11.380, the statute of limitations for claims against directors of a Nevada corporation is generally three years after the discovery by the aggrieved party of the facts upon which the liability was created, but other provisions of the Nevada Revised Statutes could provide for statutes of limitation of up to 6 years in other contexts. We expect that the public filing of this Annual Report on Form 10-K with the Securities and Exchange Commission should commence the statute of limitations for any defective corporate act referenced in this Annual Report on Form 10-K.

Additionally, we determined that there was lack of clarity on when we effected our reverse stock splits in 2023 and 2024. In order to correct and confirm the effective date for each of the reverse stock splits, we filed certificates of correction with the Nevada Secretary of State on March 30, 2026 to correct the effective date and time of the amendments to our articles or incorporation memorializing the reverse stock splits to April 19, 2023 and October 9, 2024, respectively.

Shares Issued Under Certain Employee Benefit Plans

The Company determined that some of the equity awards granted pursuant to our 2019 Stock and Incentive Compensation Plan, as amended, and the shares issued upon exercise or vesting of these equity awards may not have been registered or had a valid exemption from registration or qualification under the Securities Act of 1933 and/or the securities laws of certain states.

Notice to Nasdaq of Possible Violation

On March 27, 2026, we provided notice to the Nasdaq Staff regarding our possible violation of Nasdaq Listing Rule 5635(c). The notification to Nasdaq related to our recent determination that the Excess Awards were inadvertently issued in excess of the amount available under the Incentive Plan, and such issuance of Excess Awards may have required additional shareholder approval. On March 30, 2026, we received a letter, or the Letter, from the Nasdaq Staff acknowledging our notice. The Letter has no immediate effect on our continued listing on Nasdaq, subject to our compliance with other continued listing requirements. Pursuant to the Nasdaq Listing Rules, we have 45 calendar days from March 30, 2026 to submit a plan to regain compliance. We intend to work closely and expeditiously with Nasdaq in an effort to resolve this matter. We intend to submit, within the requisite period, a plan to regain compliance under the Nasdaq Listing Rules. If the plan is accepted, Nasdaq may grant us an extension of 180 calendar days from the date of the Letter to evidence compliance. There can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with the applicable listing requirements.

Rule 10b5-1 Trading Arrangement

(a)	None.
(b)	During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our proxy statement for the 2026 Annual Meeting, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our 2026 Proxy Statement.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on November 27, 2012	S-1	333-187782	3.1	04/08/2013

3.2	Certificate of Change as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.3	10/22/2014

3.3	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 6, 2014	8-K	001-38834	3.4	10/22/2014

3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 4, 2017	8-K	001-38834	3.5	04/24/2017

3.5	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2017	8-K	001-38834	3.6	04/24/2017

3.6	Certificate of Change as filed with the Secretary of State of the State of Nevada on February 1, 2019	10-K	001-38834	3.7	02/07/2019

3.7	Articles of Merger as filed with the Secretary of State of the State of Nevada on January 31, 2019	10-K	001-38834	3.8	02/07/2019

3.8	Certificate of Correction as filed with the Secretary of State of the State of Nevada on February 22, 2019	S-1/A	333-226840	3.9	03/14/2019

3.9	Articles of Merger of Sound Concepts, Inc. with and into NF Merger Sub, Inc. as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.10	05/15/2019

3.10	Statement of Merger of Verb Direct, Inc. with and into NF Acquisition Company, LLC as filed with the Utah Division of Corporations and Commercial Code on April 12, 2019	10-Q	001-38834	3.11	05/15/2019

3.11	Certificate of Amendment to the Articles of Incorporation dated April 17, 2023	8-K	001-38834	3.1	04/18/2023

3.12	Certificate of Amendment to the Articles of Incorporation dated September 27, 2024	8-K	001-38834	3.1	09/27/2024

3.13	Certificate of Amendment to the Company’s Articles of Incorporation, effective as of September 2, 2025	8-K	001-38834	3.1	08/29/2025

3.14	Amended and Restated Bylaws of the Company, as amended, effective as of September 2, 2025	8-K	001-38834	3.2	08/29/2025

3.15	Certificate of Correction as filed with the Secretary of State of the State of Nevada on March 30, 2026					*

3.16	Certificate of Correction as filed with the Secretary of State of the State of Nevada on March 30, 2026					*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

4.2	Common Stock Purchase Warrant dated January 11, 2018 issued to EMA Financial, LLC	8-K	001-38834	10.3	01/26/2018

4.3	Form of Common Stock Purchase Warrant Issued in August 2019	10-Q	001-38834	4.37	08/14/2019

4.4	Form of Common Stock Purchase Warrant Issued April 25, 2022	8-K	001-38834	4.1	4/22/2022

4.5	Form of Common Stock Purchase Warrant Issued in October 2022	8-K	001-38834	4.1	10/25/2022

10.1#	2019 Stock and Incentive Compensation Plan	DEF 14A	001-38834		09/11/2020

10.2#	Amendment to 2019 Stock and Incentive Compensation Plan	DEF 14A	001-38834		2/28/2023

10.3#	2019 Omnibus Incentive Plan	S-8	333-235684	4.13	12/23/2019

10.4#	Employment Agreement, effective August 7, 2025, by and between the Company and Veronika Kapustina	8-K	001-38834	10.2	08/08/2025

10.5#	Employment Agreement, effective August 7, 2025, by and between the Company and Sarah Olsen	8-K	001-38834	10.3	08/08/2025

10.6#	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors	10-K/A	001-38834	10.43	06/04/2020

10.7	At-the-Market Issuance Sales Agreement, dated November 16, 2021, between the Company and Truist Securities, Inc.	8-K	001-38834	1.1	11/16/2021

10.8	Common Stock Purchase Agreement, dated January 12, 2022, between the Company and Tumim Stone Capital LLC	8-K	001-38834	10.1	1/13/2022

10.9	Securities Purchase Agreement, dated January 12, 2022, amongst the Company and certain institutional investors identified therein	8-K	001-38834	10.2	1/13/2022

10.10	Stock Purchase Agreement by and among the Company, Lyvecom, Inc. and the shareholders of Lyvecom, Inc.	8-K	001-38834	10.2	04/17/2025

10.11	Securities Purchase Agreement, dated April 22, 2025, by and between the Company and Streeterville Capital, LLC	8-K	001-38834	10.1	04/25/2025

10.12	Form of Securities Purchase Agreement, dated April 20, 2022	8-K	001-38834	10.1	04/22/2022

10.13	Form of Securities Purchase Agreement, dated October 25, 2022	8-K	001-38834	10.1	10/28/2022

10.14	Form of Subscription Agreement, dated as of August 3, 2025, by and between Verb Technology Company, Inc., VERB Subsidiary 1, Corp., VERB Subsidiary 2, Corp., VERB Subsidiary 3, Corp. and certain investors party thereto.	8-K	001-38834	10.1	08/04/2025

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.15	Underwriting Agreement, dated January 24, 2023, by and between the Company and Aegis Capital Corp	8.K	001-38834	1.1	01/26/2023

10.16	Subscription and Investment Representation Agreement, dated February 17, 2023, by and between the Company and purchaser signatory thereto	8-K	001-38834	10.1	02/17/2023

10.17	Asset Purchase Agreement dated June 13, 2023, between Ton Strategy Company and SW Direct Sales, LLC.	8-K	001-38834	10.1	06/20/2023

10.18	ATM Sales Agreement by and between Ton Strategy Company and Ascendiant Capital Markets, LLC, dated December 15, 2023	8-K	001-38834	1.1	12/15/2023

10.19	Form of Subscription Agreement	1-A	024-12400	4.1	02/14/2024

10.20	Amendment to At-The-Market Issuance Sales Agreement, dated March 19, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	03/19/2024

10.21	Amendment to At-The-Market Issuance Sales Agreement, dated March 29, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	03/29/2024

10.22	Amendment to At-The-Market Issuance Sales Agreement, dated May 10, 2024, with Ascendiant Capital Markets, LLC.	8-K	001-38834	10.1	05/10/2024

10.23	Binding Term Sheet by and among Ton Strategy Company, Lyvecom, Inc. and the shareholders of Lyvecom, Inc. dated March 4, 2025	8-K	001-38834	10.1	03/04/2025

19.1	Insider Trading Policy	10-K	001-38834	19.1	03/25/2025

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Independent Registered Public Accounting Firm					*

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					*

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					**

97	Clawback Policy	10-K	001-38834	97	04/01/2024

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					*

(#) A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*) Filed herewith.

(**) Furnished herewith.

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

Ton Strategy Company

By:	/s/ Veronika Kapustina
Veronika Kapustina
Chief Executive Officer
and
Principal Executive Officer

Date:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Veronika Kapustina
Veronika Kapustina
Chief Executive Officer
(principal executive officer)

By:	/s/ Sarah Olsen
Sarah Olsen
Chief Financial Officer
(principal financial and accounting officer)

Date:	March 31, 2026

By:	/s/ Nicolas Cary
Nicolas Cary
Director

Date:	March 31, 2026

By:	/s/ Tucker Highfield
Tucker Highfield
Director

Date:	March 31, 2026

By:	/s/ Evan Sohn
Evan Sohn
Director

Date:	March 31, 2026

By:	/s/ Manuel Stotz
Manuel Stotz
Director

Date:	March 31, 2026

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Ton Strategy Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ton Strategy Company (formerly Verb Technology Company, Inc.) (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter 1 - Existence, Valuation and Presentation/Disclosure of Digital Assets - Refer to Notes 2, 3, and 4, of the financial statements

As of December 31, 2025, the Company held material digital asset balances, consisting primarily of Toncoin recorded at fair value in accordance with ASC 350-60 and ASU 2023-08. As disclosed in consolidated financial statements, the Company adopted a TON Treasury Strategy during the year, which included acquiring, staking, and holding digital assets through third-party custodial arrangements. Due to significant price volatility, evolving accounting guidance, and the use of blockchain-based records rather than traditional financial institution confirmations, management applied significant judgement in determining the existence, valuation, and presentation and disclosure of the Company’s digital asset holding as of year-end.

We identified the existence, valuation, and presentation and disclosure of digital assets as a critical audit matter due to the following:

a)	Digital assets represent a material balance in the consolidated financial statements and are subject to significant price volatility and market fluctuations;
b)	Fair value measurement requires the use of quoted prices in active markets, determination of principal markets, and consideration of restricted, vested, and staked assets, which involve significant management judgement;
c)	Verification of existence relies on blockchain records, custodial reports, and wallet controls, increasing audit complexity;
d)	Staking activity, lock-up provisions, and non-cash digital asset transactions require evaluation of completeness, valuation timing, and balance sheet classification; and
e)	Auditing these areas required specialized audit procedures, heightened professional skepticism, and the involvement of valuation and digital asset subject matter expertise.

How the Critical Audit Matter was Addressed in the Audit:

Our audit procedures related to the existence, valuation, and presentation and disclosure of the Company’s digital asset holdings included, among others, the following:

●	We obtained an understanding of management’s processes, controls, and accounting policies related to digital asset transactions, custody, staking activity, and fair value measurement in accordance with ASC 350-60 and ASC 820.
●	We evaluated the design and implementation of controls over digital asset custody, transaction recording, and financial statement disclosures, including controls over wallet access, custodial reporting, and reconciliation procedures.
●	We tested the existence of digital assets by reconciling units held per wallet to blockchain explorer data, custodial confirmations, and third-party custodial reports, and evaluated management’s procedures for controlling access to digital wallets.
●	We tested the valuation of digital assets by independently obtaining quoted market prices from active exchanges identified as principal markets, verifying pricing at year-end, and recalculating fair value for digital asset holdings, including consideration of restricted, vested, and staked assets.
●	We evaluated management’s assessment of staking arrangements, lock-up provisions, and restrictions on digital assets to determine appropriate classification and disclosure.
●	We assessed the completeness and accuracy of digital asset transaction activity, including non-cash contributions, staking rewards, and transfers between wallets, through substantive testing and analytical procedures.
●	We evaluated the adequacy of the Company’s financial statement disclosures related to digital assets, including valuation methodology, risks, restrictions, and significant judgments, for compliance with ASC 350-60, ASC 820, and SEC disclosure requirements including disclosures surrounding related party transactions within digital assets.

Critical Audit Matter 2 – Existence of Staking Revenue - Refer to Notes 2, 3, and 4, of the financial statements

The Company generated material revenue from staking activities for the year ending December 31, 2025, which involves the validation of transactions on The Open Network blockchain and the subsequent receipt of additional Toncoin. Staking rewards are received in-kind and measured at fair value at the date of receipt. The revenue recognition and valuation of these staking activities are complex due to the decentralized nature of the blockchain protocol, the absence of a traditional counterparty, the volatility of digital asset prices, and the management of judgement required in determining the appropriate revenue recognition framework and measurement timing.

How the Critical Audit Matter was Addressed in the Audit:

Our audit procedures related to valuation of the existence, completeness, and valuation of the Company’s staking revenue included, among others:

●	We obtained an understanding of management’s processes, controls, and accounting policies related to digital asset transactions, custody, staking activities, and fair value measurement in accordance with ASC 350-60, ASC 820 and ASC 606, including management’s determination of applicable revenue recognition framework.
●	We evaluated the design and implementation of, controls over digital asset staking activity, transaction recording, and determination of fair value of staking rewards, including controls over wallet access, custodial reporting, and reconciliation procedures.
●	We tested the existence of staking rewards by reconciling rewards received to blockchain explorer data, custodial confirmations, and third-party custodial reports, and evaluated management’s procedures for controlling access to digital wallets.
●	We tested the valuation of staking rewards by independently obtaining quoted market prices from active exchanges identified as principal markets, verifying pricing at or near the date of the receipt of the staking reward s, including consideration of restricted, vested, and staked assets.
●	We evaluated management’s assessment of staking arrangements, lock-up provisions, and restrictions on digital assets to determine appropriate revenue recognition timing, classification and disclosure.
●	We assessed the completeness and accuracy of digital asset transaction activity, including non-cash contributions, staking rewards, and transfers between wallets, through substantive testing and analytical procedures.
●	We evaluated the adequacy of the Company’s financial statement disclosures related to digital assets, including valuation methodology, risks, restrictions, and significant judgments, for compliance with ASC 350-60, ASC 820, and SEC disclosure requirements including disclosures surrounding related party transactions within digital assets.

Critical Audit Matter 3 - Valuation of Income Tax - Refer to Note 2 of the financial statements

The Company has not recorded liabilities or expenses related to an uncertain tax position relating to digital assets based on its interpretation and application of U.S. federal and state income tax laws. These positions primarily relate to the fair value of the Toncoin for tax purposes which was received in exchange for USDT. These positions require significant judgement and estimation from management. The determination of whether tax positions are more likely than not to be sustained upon examination, and requires significant judgment and is based on interpretations of complex tax laws and regulations, and assessment of potential outcomes of ongoing or future examinations by taxing authorities.

We identified the valuation of income tax as a critical audit matter due to the significant judgment required by management, the complexity of the applicable tax laws, the subjectivity involved in assessing technical merits and potential outcomes, and the extent of auditor judgment and use of tax specialists required to evaluate the reasonableness of management’s conclusions.

How the Critical Audit Matter was Addressed in the Audit:

Our audit procedures related to valuation of the uncertain tax positions included, among others:

●	Evaluating management’s process for identifying and assessing uncertain tax positions, including the controls related to the identification, recognition, and measurement of such positions.
●	Testing the completeness of uncertain tax positions by evaluating significant tax filings, and other relevant documentation.
●	Assessing the technical merits of significant uncertain tax positions by involving professionals with specialized knowledge in income taxes to evaluate management’s interpretations of applicable tax laws and regulations, including the tax treatment of digital assets acquired in exchange for other digital assets.
●	Evaluating management’s judgments regarding the likelihood of sustaining uncertain tax positions upon examination and the measurement of the amount of benefit recognized, including consideration of relevant case law, administrative guidance, and settlement practices.
●	Assessing the adequacy of the Company’s disclosures related to uncertain tax positions in the financial statements for compliance with ASC 740.

/s/ GRASSI & CO., CPAs, P.C.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

March 31, 2026

TON STRATEGY COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$39,493	$7,617
Restricted cash	169	878
Accounts receivable, net of allowance for credit losses of $5 and $0 as of December 31, 2025 and 2024, respectively	441	350
ERC receivable – short-term	734	2,458
Short-term investments - trading	-	4,913
Prepaid expenses and other current assets – related parties	163	-
Prepaid expenses and other current assets	1,364	252
Total current assets	42,364	16,468

Long-lived assets, net	389	3,663
Intangible assets, net	48	178
Goodwill	5,165	-
TON - unrestricted	89,628	-
TON – restricted	267,181	-
Other non-current assets – related party	2,790	-
Other non-current assets	3,599	326

Total assets	$411,164	$20,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,874	$731
Accounts payable – related parties	269	-
Accrued expenses	589	2,326
Contract liabilities	155	134
Accrued payroll	828	425
Accrued officers’ compensation	245	534
Notes payable, current	-	20
Operating lease liabilities, current	129	124
Contingent liability, current	500	-

Total current liabilities	4,589	4,294

Long-term liabilities
Notes payable, non-current	-	98
Contingent liability, non-current	100	-
Operating lease liabilities, non-current	80	222
Total liabilities	4,769	4,614

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 56,530,617 and 993,120 shares issued and outstanding as of December 31, 2025 and 2024	6	1

Additional paid-in capital	743,207	203,295
Accumulated deficit	(336,725)	(187,094)

Stockholders’ equity in Ton Strategy Company	406,488	16,202
Non-controlling interests	(93)	(181)

Total stockholders’ equity	406,395	16,021

Total liabilities and stockholders’ equity	$411,164	$20,635

The accompanying notes are an integral part of these consolidated financial statements

TON STRATEGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024

Revenue
MARKET.live	$4,782	$637
Go Fund Yourself	4,020	258
TON	2,806	-
TON – related party	1,171	-
Total Revenue	12,779	895

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,894	224
Depreciation and amortization	1,305	1,077
Impairment	3,131	-
General and administrative – related parties	19,254	1,352
General and administrative	21,637	9,886
Total costs and expenses	49,221	12,539

Operating loss	(36,442)	(11,644)

Other income (expense), net
Interest income	1,032	692
Unrealized loss on short-term investments	-	(44)
Interest expense	(1)	(237)
Financing costs	-	(90)
Other income, net	(113,214)	813
Total other income (expense), net	(112,183)	1,134

Net loss before income taxes	(148,625)	(10,510)

Income tax expense (benefit)	(234)	-

Net loss	(148,391)	(10,510)

Less: Net income (loss) attributable to non-controlling interests	88	(181)

Net loss attributable to Ton Strategy Company	(148,479)	(10,329)

Preferred Stock dividend payable	(152)	(243)
Deemed dividend due to redemption of Preferred Stock	(1,000)	(900)

Net loss to common stockholders	$(149,631)	$(11,472)

Loss per share – basic and diluted	$(5.96)	$(19.36)
Weighted average number of common shares outstanding – basic and diluted	25,109,082	592,478

The accompanying notes are an integral part of these consolidated financial statements

TON STRATEGY COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the year ended December 31, 2025:

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021
Sale of common stock from PIPE offering	-	-	57,536,981	5	533,427	-	-	533,432
Sale of common stock from public offerings	-	-	391,988	-	7,228	-	-	7,228
Repurchase of common stock	-	-	(3,959,697)	-	(20,579)	-	-	(20,579)
Fair value of common shares issued as payment for services	-	-	31,956	-	422	-	-	422
Sale of Series D Preferred Stock	5,000	5,000	-	-	(300)	-	-	4,700
Shares issued in connection with acquisition	-	-	184,812	-	1,000	-	-	1,000
Fair value of vested restricted stock awards and stock options	-	-	1,935,736	-	18,714	-	-	18,714
Rescission of shares previously issued	-	-	(584,279)	-	-	-	-	-
Series D Preferred Stock redeemed for cash	(5,000)	(5,000)	-	-	-	(1,000)	-	(6,000)
Series D Preferred Stock dividend payment	-	-	-	-	-	(152)	-	(152)
Net income (loss)	-	-	-	-	-	(148,479)	88	(148,391)
Balance as of December 31, 2025	-	$-	56,530,617	$6	$743,207	$(336,725)	$(93)	$406,395

For the year ended December 31, 2024:

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2023	3,000	$2,980	106,157	$1	$175,766	$(175,622)	$-	$3,125
Issuance of common stock in connection with public offerings, net	-	-	415,487	-	18,596	-		18,596
Fair value of vested restricted stock awards and stock options	-	-	197	-	1,943	-		1,943
Fair value of common shares issued as payment on notes payable	-	-	95,573	-	2,867	-		2,867
Series C Preferred Shares redeemed in exchange for common shares	(3,000)	(2,980)	342,672	-	3,880	(900)		-
Series C Preferred Stock dividend payable paid with the issuance of common shares	-	-	32,913	-	243	(243)		-
Issuance of shares for fractional adjustments related to reverse stock split			121	-	-	-		-
Net loss	-	-	-	-	-	(10,329)	(181)	(10,510)
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021

The accompanying notes are an integral part of these consolidated financial statements

TON STRATEGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024

Operating Activities:
Net loss	$(148,391)	$(10,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,305	1,077
Share-based compensation	19,136	2,079
Impairment	3,131	-
Realized (Gains) / Losses on Digital Assets	(259,775)	-
Unrealized (Gains) / Losses on Digital Assets	373,931	-
Unrealized loss on investment in equity securities	26	-
Income tax expense (benefit)	(234)	-
Reserve for credit losses	622	-
Non-cash consideration received in the form of convertible promissory notes	(3,290)	-
Non-cash consideration received in the form of TON	(2,806)	-
Non-cash consideration received in the form of TON – related party	(1,738)
Non-cash transaction fees paid with digital assets	254	-
Non-cash staking and custody fees paid with digital assets	442	-
Amortization of debt discount	-	99
Amortization of debt issuance costs	-	73
Non-cash finance costs	-	90
Unrealized loss on short-term investments	-	44
Change in fair value of derivative liability	-	(1)
Effect of changes in assets and liabilities, net of acquisition:
Accounts receivable	(693)	(350)
Prepaid expenses and other current assets	(1,098)	(58)
Prepaid expenses and other current assets – related parties	(2,953)	-
ERC receivable	1,724	(930)
Operating lease right-of-use assets	135	66
Other assets	-	(67)
Accounts payable, accrued expenses, and accrued interest	(650)	(438)
Accounts payable, accrued expenses, and accrued interest – related parties	269	-
Contract liabilities	21	134
Operating lease liabilities	(137)	(73)
Net cash used in operating activities	(20,769)	(8,765)

Investing Activities:
Purchase of digital assets	(295,000)	-
Purchases of investments – trading securities	(811)	(5,502)
Proceeds from sale of investments – trading securities	5,724	545
Purchase of LyveCom, Inc., net of cash acquired	(4,222)	-
Purchases of software development costs	(100)	-
Purchases of property and equipment	(88)	(342)
Purchases of intangible assets	(46)	(86)
Net cash used in investing activities	(294,543)	(5,385)

Financing Activities:
Proceeds from PIPE offering, net of offering costs	361,400	-
Proceeds from sale of common stock	7,228	18,596
Repurchases of common stock	(20,579)	-
Proceeds from sales of preferred stock offering	5,000	-
Redemption of Series D – Preferred Stock	(6,152)	-
Payments for offering costs related to common stock offerings	-	(105)
Payments for offering costs related to preferred stock offerings	(300)	(180)
Payment of note payable	(118)	(19)
Net cash provided by financing activities	346,479	18,292

Net change in cash, cash equivalents and restricted cash	31,167	4,142

Cash, cash equivalents and restricted cash - beginning of year	8,495	4,353

Cash, cash equivalents and restricted cash - end of year	$39,662	$8,495

The accompanying notes are an integral part of these consolidated financial statements

TON STRATEGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, the Company utilized two third-party custodians—BitGo Trust Company, Inc. and Blockchain.com (Cayman) Limited—to manage and stake its Toncoin holdings. While the Company’s staking agreements are governed directly through these custodians, the custodians may engage third-party service providers to operate validator or staking infrastructure on their behalf. All TON staked by the Company is deployed through single-nominator validator pools and is not commingled with assets of other clients or participants. When chosen as validators by the TON network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them.

As of December 31, 2025, the Company had staked 219,709,826 units of TON on the TON blockchain. For the year ended December 31, 2025, the Company earned 2,185,286 units of TON and recognized revenue from staking rewards of $3,977.

In addition to our digital asset business, the Company has three additional complementary business units. They are MARKET.live, a livestream shopping platform and digital media agency; LyveCom, an AI social commerce technology software provider; Go Fund Yourself, a social crowd-funding platform and interactive reality TV show for Regulation CF and Regulation A issuers. During the year ended December 31, 2025, the Company dissolved Vanity Prescribed LLC and sold Good Girl LLC both wellness focused ecommerce sites providing telehealth services.

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

LyveCom

During the year, the Company announced the closing of its acquisition of LyveCom, an artificial intelligence (AI)–driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025. The integration of LyveCom’s technology into MARKET.live enhances the platform’s multicast and AI capabilities, enabling brands and merchants to deliver a true omnichannel livestream shopping experience across social media channels, proprietary websites, and mobile applications, while maintaining unified checkout and inventory control. LyveCom’s technology allows brands to own their audience and data by capturing “zero-party” customer information—data intentionally shared by customers regarding preferences and purchase intentions—providing deeper insight and reducing reliance on third-party platforms.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowdfunding platform that provides public and private companies with broad-based exposure for their Regulation CF and Regulation A offerings. The program airs weekly on CheddarTV and generates revenue from issuer fees related to appearances, marketing, advertising, and content production.

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

On June 13, 2023, the Company sold its SaaS Assets (Verb Direct and Verb Acquisition) for total consideration of $6,500, including $4,750 in cash paid at closing and up to $750 in contingent consideration based on second-year performance metrics that were not met; a similar first-year contingent payment was not earned. The divestiture allowed the Company to focus its resources on the growth of its MARKET.live business.

On November 15, 2024, the Company formed Go Fund Yourself Show LLC (“Go Fund Yourself”), a Nevada limited liability company, to operate the Go Fund Yourself business.

On January 15, 2025, the Company formed Good Girl LLC, a majority-owned Nevada limited liability company, and subsequently sold this subsidiary during the year ended December 31, 2025. There was no consideration paid or received in this sale transaction.

On July 28, 2025, the Company formed VERB Subsidiary 1, Corp., VERB Subsidiary 2, Corp., and VERB Subsidiary 3, Corp., all Nevada corporations, to operate the digital asset business.

As of December 31, 2025, the Company had cash, cash equivalents and restricted cash of $39,662.

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

Economic Disruption and Network Disruption

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

As of December 31, 2024, capitalized software development costs, net of $2,992, property and equipment, net of $331, and operating lease right-of-use assets of $340 were reclassified to a single amount of $3,663 and presented within “Long-lived assets, net” to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Ton Strategy Company, Verb Direct, LLC, Verb Acquisition Co., LLC, verbMarketplace, LLC, LyveCom, Inc., Vanity Prescribed, LLC, Good Girl, LLC, Go Fund Yourself Show, LLC, VERB Subsidiary 3, Corp, VERB Subsidiary 2, Corp and VERB Subsidiary 1, Corp. All intercompany accounts have been eliminated in the consolidation. During 2025, the Company dissolved Vanity Prescribed LLC and sold Good Girl LLC, both wellness focused ecommerce sites providing telehealth services.

For the year ended December 31, 2025, the Company has consolidated the results of Go Fund Yourself and from January 1, 2025 through the date of sale, consolidated the results of Good Girl LLC. As of December 31, 2025, the Company has a 51% voting interest and the power to direct and control the activities of Go Fund Yourself. The equity interests of others who own less than 50% in Go Fund Yourself are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of operations. As of December 31, 2025 and 2024, the non-controlling interests equity / (deficit) was $(93) and $(181), respectively.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the recognition of acquired tangible and identifiable intangible assets and assumed liabilities at their acquisition date fair values. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to acquired entities are included prospectively beginning with the date of acquisition. Acquisition-related costs are expensed as incurred. See Note 16 – Acquisition.

Segment Information

The Company operates three reportable segments, TON, MARKET.live and Go Fund Yourself. We identify our segments in accordance with ASC 280, Segment Reporting, and in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance. The Company has determined that for TON, the Company’s CEO is the CODM and that for MARKET.live and Go Fund Yourself, the CEO of the Global Digital Media Division is the CODM. See Note 18 – Subsequent Events.

See Note 15 for disclosures of Segment Information.

Digital Assets

The Company’s digital assets are comprised of TON. As of December 31, 2025, the Company held $356,809 of digital assets comprised of TON which is in the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets at fair value. The Company reflects digital assets held at fair value on the consolidated balance sheets within the TON – Unrestricted and TON – Restricted line items. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Binance as the principal market. The activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of operations within other income, net. Realized gains and losses from the derecognition of digital assets are included in other income, net in the consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures are included in Note 3 – Digital Asset Holdings. Sales and purchases of digital assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received in the PIPE are presented as noncash investing and financing activities in the consolidated statements of cash flows.

The Company’s digital wallets infrequently receive miscellaneous deposits of TON, commonly referred to as “dust,” and represent unsolicited transactions. Owing to the underlying blockchain mechanics, it is both economically and technically impractical to remove these balances. The Company maintains control over the related TON units and anticipates realizing potential future economic benefit from these deposits. The miscellaneous deposits are recorded in other income, net in the consolidated statements of operations.

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

Pursuant to ASC 606, revenue is recognized when performance obligations under the terms of the contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is recognized in an amount that reflects the contractual consideration that the Company receives in exchange for its services.

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

For the MARKET.live segment, revenue is primarily derived from recurring service contracts that include social commerce solutions such as creative production, influencer management, and online store creation and maintenance for platforms like TikTok Shop. Clients are sourced through partnerships with TikTok Shop, other social media platforms, and affiliated brand agencies. Revenue is generally recognized over time as services are performed as measured by the progress of completion on the performance obligations as defined in the contract with the customer.

MARKET.live performance obligations for other services include special projects, content creation, livestream management and platform access. These performance obligations are distinct and contribute to overall service delivery and client management.

GO FUND YOURSELF (GFY) generates revenue from fees charged to issuer clients for production, post-production, and marketing services. The transaction price is based on the contractual fee agreed upon with each issuer. Consideration may be received in cash, convertible promissory notes, or equity instruments. Non-cash consideration is measured at fair value at contract inception in accordance with ASC 606 (see Note 4 – Investments and Fair Value Measurements).

The fair value of non-cash consideration is determined in accordance with ASC 820, which establishes a fair value hierarchy that prioritizes observable inputs. Equity instruments are generally valued using quoted market prices in active markets for identical assets (Level 1 inputs). If quoted market prices are not available, the Company utilizes observable inputs such as recent transactions in the issuer’s securities or comparable market data (Level 2 inputs). In the absence of observable inputs, the Company estimates fair value using unobservable inputs, including internally developed assumptions (Level 3 inputs). The fair value of convertible promissory notes is estimated using valuation techniques that consider contractual terms, market interest rates, credit risk, and other relevant factors, consistent with Level 2 or Level 3 inputs depending on the availability of observable data.

The Company’s contracts typically include two performance obligations: (i) onsite production services and (ii) post-production and distribution services, including airing content on the Cheddar network. For the GFY Show, performance obligations include the shoot date production services and post-production services, which include editing services to create clips from the Show that the client issuers can distribute across social media and utilize in connection with their marketing initiatives. These performance obligations are distinct and contribute to the overall service delivery and client issuer engagement. The Company has concluded that all performance obligations are distinct, as each service is separately identifiable and provides benefit to the customer.

The transaction price is allocated to each performance obligation based on their relative standalone selling prices (“SSP”). As SSP is not directly observable, the Company estimates SSP using an expected cost-plus margin approach, which considers the expected costs to fulfill each performance obligation and an appropriate margin based on historical experience and market conditions.

The Company evaluates each performance obligation to determine whether it is satisfied over time or at a point in time. The Company has concluded that both onsite production services and post-production and distribution services are satisfied at a point in time, as control of the services is transferred to the customer upon completion of each respective service and the customer does not simultaneously receive and consume the benefits as the services are performed.

Based on this assessment, approximately 87.5% of the transaction price is attributed to onsite production services and is recognized at a point in time upon completion of filming, when control of the production deliverables transfers to the customer. The remaining approximately 12.5% is attributed to post-production and distribution services and is recognized at a point in time upon completion of those services, including delivery and airing of the content.

Revenue is recognized when the Company satisfies its performance obligations by transferring control of the services delivered to the customer.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the years ended December 31, 2025 and 2024, were substantially all generated from clients and customers located within the United States of America.

Cost of Revenue

Cost of revenue primarily consists of performance obligation costs and costs of independent contractors associated with the MARKET.live platform and costs of independent contractors utilized for shows related to Go Fund Yourself.

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

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	As of December 31,
	2025	2024

Beginning balance	$134	$-

Increase due to deferral of revenue	8,890	167
Decrease due to recognition of revenue	(8,869)	(33)

Ending balance	$155	$134

The Company expects to recognize revenue related to contract liabilities within the next 12 months.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is stated at net realizable value. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of December 31, 2025 and 2024, the accounts receivable balance was $441 and $350, respectively.

The Company follows ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. As of December 31, 2025 and 2024, the allowance for credit losses balance was $5 and $0, respectively.

During the year ended December 31, 2025, the Company received non-cash consideration in the form of non-marketable equity securities in exchange for services rendered, which were originally recorded as accounts receivable. The fair value of the securities received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. The total non-cash consideration recognized in connection with these transactions was $740.

During the year ended December 31, 2025, the Company received non-cash consideration in the form of convertible promissory notes in exchange for services rendered, which were originally recorded as accounts receivable. The fair value of the notes received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. The total non-cash consideration recognized in connection with these transactions was $3,290.

Investments

In accordance with ASC 320, Investments – Debt Securities, the Company accounts for its investments as trading securities consisting of U.S. Treasury securities and corporate bonds that are reported at fair value on the Company’s consolidated balance sheet at December 31, 2024. Unrealized gains and losses on these investments are included in other income (expense), net within the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024.

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

The Company evaluates the convertible notes receivable for impairment at each reporting period in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). The allowance for credit losses, if any, reflects management’s estimate of expected credit losses over the life of the instrument, based on historical experience, credit quality, and other relevant factors. As of December 31, 2025 and 2024, the allowance for long term credit losses balance was $310 and $0, respectively.

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

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, we review goodwill and indefinite lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. Our impairment testing is performed annually at December 31 (our fiscal year end). Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. During the years ended December 31, 2025 and 2024, impairment expense attributable to goodwill was $0 and $0, respectively.

Intangible Assets other than Digital Assets

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. During the years ended December 31, 2025 and 2024, impairment expense attributable to intangible assets other than digital assets was $940 and $0, respectively.

Long-lived Assets

Long-lived assets is comprised of property and equipment net, and operating lease right-of-use assets.

The Company had capitalized internal and external costs directly associated with developing internal-use software, and hosting arrangements that include an internal-use software license, during the application development stage of its projects. The Company’s internal-use software is reported at cost less accumulated amortization. Amortization begins once the project has been completed and is ready for its intended use. Amortization expense related to capitalized software development costs is recorded in depreciation and amortization in the consolidated statements of operations. See Note 5 – Goodwill and Intangible Assets.

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the years ended December 31, 2025 and 2024, impairment expense attributable to long-lived assets was $2,191 and $0, respectively.

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Leasehold improvements are amortized over the shorter of the useful life or the remaining period of the applicable lease term. As of December 31, 2025 and December 31, 2024, the property and equipment, net balance was $258 and $331, respectively.

See Note 7 – Operating Leases for operating lease right-of-use assets.

Non-controlling Interests

Non-controlling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. In January 2025, we entered into arrangements with third-party investors under which the investors are determined to hold non-controlling interests in entities fully consolidated by the Company. The net assets of the shared entities are attributed to the controlling and non-controlling interests based on the terms of the governing contractual arrangements. The net income (loss) of $88 and $(181) that is allocated to the non-controlling interests is included in the consolidated statement of operations for the years ended December 31, 2025 and 2024, respectively.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheet. Refer to Note 4 – Investments and Fair Value Measurements and Note 6 – Promissory Convertible Notes for further details.

Digital Assets Embedded Derivatives

Certain custodial fees and staking fees payable included in accounts payable are denominated in digital assets. These payables are hybrid instruments consisting of payable host contracts containing embedded derivatives driven by changes in fair value of the underlying digital assets. The payable host contracts are recorded at fair value at the time the Company is charged based on the fair value of the underlying digital assets at that time. The embedded derivatives are carried at fair value, with changes in fair value recognized in other income, net on the consolidated statements of operations. The payable host contracts and embedded derivatives are included in accounts payable on the consolidated balance sheets. Cash flows related to the embedded derivatives are recognized as adjustments to reconcile net loss used in operating activities in the consolidated statements of cash flows.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2025, and 2024, the Company has not established a liability for uncertain tax positions.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in impairments and other charges, net in the consolidated statements of operations.

Advertising Costs

All costs associated with advertising, promotion and marketing programs are expensed as incurred. Advertising expense totaled $1,148 and $583 for the years ended December 31, 2025 and 2024, respectively.

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

For the year ended December 31, 2025, the Company considered the earnings per share (“EPS”) implications of the Warrant shares as contingently issuable and potential Common Shares. The Company considered ASC 260-10-45-13 and concluded that 1,677,996 of pre-funded warrants that were issued in connection with the PIPE financing should be considered as outstanding shares for the purpose of calculating basic EPS.

For the years ended December 31, 2025 and 2024, no dilutive potential shares of common stock were included in the computation of diluted net loss per share because their impact is anti-dilutive due to the Company’s net loss position during the reported periods.

As of December 31, 2025, and 2024, the Company had total outstanding options of 31,241 and 18,075, respectively, outstanding warrants of 1,681,392 and 3,545, respectively, and outstanding restricted stock units of 1,712,657 and 198,823, respectively.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2025 and 2024:

Years Ended December 31,
	2025	2024
The Company’s largest customers are presented below as a percentage of the aggregate

Accounts Receivable	Two customers accounted for 91% of the ending balance, attributable to Market.live segment	Two customers accounted for 30% of the ending balance, attributable to Market.live segment

Revenues	One customer accounted for 25% of revenues, attributable to Market.live segment	One customer accounted for 26% of revenues, attributable to Market.live segment

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	No vendors that accounted for 10% or more of its purchases individually and in the aggregate	One vendor that accounted for 17% of its purchases individually and in the aggregate, attributable to Market.live segment

Supplemental Cash Flow Information

	Years Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$5
Cash paid for income taxes	$3	$1

Supplemental disclosure of non-cash investing and financing activities:
Settlement of accounts receivable with non-marketable equity securities	740	-
Issuance of common shares in connection with the purchase of Lyvecom	1,000	-
Addition of contingent liability recorded in connection with the purchase of Lyvecom	600	-
Non-cash contributions from PIPE in the form of digital assets	172,115	-
USDT used for purchases of TON	340,754	-
USDC used for purchase of USDT	28,936	-
Recognition of operating lease right-of-use asset and related lease liability	-	187
Fair value of common shares issued as payment on notes payable	-	2,777
Fair value of common shares issued as payment to redeem Series C preferred shares	$-	$4,123

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional income tax disclosures, including amendments to the rate reconciliation and income taxes paid disclosure. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendments were adopted by the Company in the fourth quarter of 2025, and the related consolidated financial statement disclosures have been included within this Annual Report on Form 10-K

New Accounting Pronouncements

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

3. DIGITAL ASSET HOLDINGS

Digital Assets

The following table sets forth the units held, cost basis, and fair value of digital assets held, as shown on the consolidated balance sheet as of December 31, 2025:

	Units	Cost Basis	Fair Value

Balance, December 31, 2025
TON	219,709,826	$730,740	$356,809
USDT	-	-	-
Total	219,709,826	$730,740	$356,809

Cost basis is equal to the cost of the digital assets inclusive of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement (midnight UTC). Of the units of TON presented above 55,189,788 units are unrestricted and 164,520,038 units are subject to restriction. Refer to Note 18 – Subsequent Events for further discussion on the fair value of the units of TON held.

As of December 31, 2024, the Company did not hold any digital assets.

The following table represents a reconciliation of TON – Unrestricted digital assets held at December 31, 2025:

For the year ended December 31, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	66,136
Non-cash purchase	5,816
Receipt of TON from staking	4,537
Miscellaneous deposits	7
Non-cash transaction fees	(33)
Vesting of locked TON	68,358
Unrealized loss	(55,193)
Fair Value, December 31, 2025	$89,628

Contributions from PIPE and purchases are the result of receipts and subsequent purchases of TON in connection with the PIPE, see Note 1 – Description of Business. The receipts of TON from staking represent the rewards earned from staking activities. Miscellaneous deposits, commonly referred to as “dust,” represent unsolicited transactions received in the Company’s digital wallets during the year ended December 31, 2025. See Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures. The vesting of Locked TON represents restricted TON that vested during the period and was reclassified to unrestricted TON. During the year ended December 31, 2025, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $1 upon the payment TON for gas fees and transaction costs.

The following table represents a reconciliation of TON – Restricted digital assets held at December 31, 2025:

For the year ended December 31, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	59,568
Non-cash purchase	594,708
Vesting of locked TON	(68,358)
Unrealized loss	(318,737)
Fair Value, December 31, 2025	$267,181

Contributions from PIPE and purchases are the result of receipts and subsequent purchases of TON in connection with the PIPE, see Note 1 – Description of Business. The vesting of Locked TON represents restricted TON that vested during the period and was reclassified to unrestricted TON. During the year ended December 31, 2025, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $0 upon the payment TON for gas fees and transaction costs.

As part of implementing the TON Treasury Strategy, on July 31, 2025, Verb Subsidiary 3, Corp., a wholly owned subsidiary of the Company, entered into a purchase agreement with Telegram to purchase TON for the aggregate purchase price of approximately $272,700 at a purchase price of $1.83 per TON. The Company also entered into another bilateral purchase for a price of approximately $61,936 at a purchase price of $2.15. As a result of these transactions the Company recognized a gain on the purchase of digital assets of $259,955 for the year ended December 31, 2025.

The following table represents a reconciliation of USDT digital assets held at December 31, 2025:

For the year ended December 31, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	17,475
Purchases	295,000
Non-cash purchase	28,943
Non-cash transaction fees	(222)
USDT used for payment of staking and custody fees	(442)
USDT used for purchases of TON	(340,754)
Unrealized gain	-
Fair Value, December 31, 2025	$-

Contributions from PIPE and purchases are the result of receipts and subsequent purchases of USDT in connection with the PIPE, see Note 1 – Description of Business. The Company used USDT to purchase TON during the year ended December 31, 2025. During the year ended December 31, 2025, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $186 upon the sale of USDT for purchases of TON.

The following table represents a reconciliation of United States Dollar Coin (“USDC”) digital assets held at December 31, 2025:

For the year ended December 31, 2025

Fair Value, December 31, 2024	$-
Non-cash contributions from PIPE	28,936
USDC used for purchase of USDT	(28,936)
Unrealized gain	-
Fair Value, December 31, 2025	$-

During the year ended December 31, 2025, the Company recognized cumulative realized gains of $7 upon the sale of USDC received through contributions from the PIPE and used to purchase USDT. The Company did not hold any USDC or USDT as of December 31, 2025.

Restricted Digital Assets

The following table sets forth the fair value of unrestricted and restricted TON digital assets held, as shown on the consolidated balance sheet as of December 31, 2025:

	December 31, 2025	December 31, 2024

TON – Unrestricted	$89,628	$-
TON – Restricted	267,181	-
Total	$356,809	$-

Through contributions from the PIPE the Company received 18,007,358 units of TON subject to Locked TON vesting restrictions. See Note 17 – Related Party Transactions. The Locked TON is a smart contract mechanism on the TON blockchain. The smart contract includes a start time, a total duration, and a cliff period. The TON vests monthly on a 30-day cycle.

During the year ended December 31, 2025 the Company made purchases of 177,790,167 units of TON from two different parties subject to legal restrictions enforced through purchase agreements. The total lock-up period is four years for each purchase and commenced on July 31, 2025 and August 4, 2025. The TON is subject to an initial 12-month lock-up with 25% unlocked after the first year and the remaining 75% vesting ratably each month for the remaining 36 months. On November 3 2025, restrictions on approximately 28,773,971 units of TON were lifted and those units are no longer subject to the lock-up period or vesting schedule.

Refer to Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures for discussion on fair value considerations of the restrictions.

Although the restricted units of TON are not eligible for trading or transfer, the restricted or Locked TON do not carry any restrictions regarding staking and all restricted TON can be staked by the Company to generate staking revenue. During the three and twelve months ended December 31, 2025, 30,317,930 and 31,277,478 units of restricted TON vested, respectively. The table below sets forth the units of TON that will vest during subsequent years:

Year ending	TON units to vest
2026	56,335,715
2027	43,669,472
2028	39,581,312
2029	24,933,550
Total units of TON to vest	164,520,049

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company invests its surplus funds in excess of operational and capital requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns while maintaining a high degree of liquidity.

A summary of our short-term investments as of December 31, 2025 and 2024, are as follows:

	As of December 31,
	2025	2024

U.S. treasury securities	$-	$3,731
Corporate bonds	-	1,182
Short-term investments	$-	$4,913

A summary of our long-term investments are as follows:

	As of December 31,
	2025	2024

Equity securities	$714	$-
Bifurcated embedded derivative asset	890	-
Long-term investments	$1,604	$-

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

Valuation Techniques

Bifurcated Embedded Derivative Assets

Bifurcated embedded derivatives are initially recorded at fair value and then revalued at each reporting date. The fair value of the embedded derivative was calculated using a with and without method at issuance and revalued at the end of the reporting period using a Monte Carlo simulation model that used various assumptions related to term of the underlying agreement, equity value of the issuer, expected volatility, risk-free interest rate, credit risk adjusted rate, and the probability, timing, and size of the future qualified financing or non-qualified financing rounds. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $890 as of December 31, 2025. Refer to Note 6 – Promissory Convertible Notes for further details.

Issuer of Promissory Convertible Note	Measurement Date	Principal	Weighted- Average	Derivative Value	Valuation Technique

Customer A	September 30, 2025	45	38.2%	17.19	Monte Carlo Simulation
Customer B	September 30, 2025	60	21.8%	13.08	Monte Carlo Simulation
Customer C	June 30, 2025	60	26.8%	16.08	Monte Carlo Simulation
Weighted-Average Calculation		165	28.1%	46.35

Asset	Fair Value	Valuation Technique	Significant Unobservable Input	Input Value / Range	Weighted Average

Bifurcated Embedded Derivative —Promissory Convertible Notes	890	Monte Carlo Simulation	Discount Rate (Rd)	28%	28%
			Sale Multiplier	3.0x	3.0x
			Conversion Price Factor (Discount to Price)	72% of next-round price	72%
			Time to Maturity	24 months (from issuance)	Varied
			Risk-Free Interest Rate / Credit Spread	6% coupon; contract rate	N/A

Date	Total Transactions	Principal	Accrued Interest	Principal plus Accrued Interest	Valuation Technique

December 31, 2025	57	3,100	80	3,180	Monte Carlo Simulation

Financial instruments measured at fair value on a recurring basis as of December 31, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Digital assets
TON - unrestricted	$89,628	$-	$-	$89,628
TON - restricted	267,181	-	-	267,181
Total digital assets	$356,809	$-	$-	$356,809
Non-marketable equity securities
Non-marketable equity securities	$-	$-	$714	$714
Total non-marketable equity securities	$-	$-	$714	$714
Derivative assets
Bifurcated embedded derivative asset	$-	$-	$890	$890
Total derivative assets	$-	$-	$890	$890

Assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Property and equipment, net	$-	$-	$258	$258
Definite-lived intangible assets, net	$-	$-	$169	$169
Indefinite-lived intangible assets	$-	$-	$10	$10

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

Assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2024 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Property and equipment, net	$-	$-	$331	$331
Definite-lived intangible assets, net	$-	$-	$3,491	$3,491
Indefinite-lived intangible assets	$-	$-	$19	$19

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill consisted of the following:

	As of December 31,
	2025	2024

Beginning balance	$-	$-

Additions – See Note 16	5,165	-
Ending balance	$5,165	$-

Intangible Assets

Intangible assets, net consisted of the following

	As of December 31,
	2025	2024

Beginning balance	$178	$117

Additions	980	86
Impairment	(940)	-
Amortization	(170)	(25)
Ending balance	$48	$178

For the years ended December 31, 2025 and 2024, the Company amortized $170 and $25, respectively, of its intangible assets. See Note 16 – Acquisition.

Capitalized software development costs, net consisted of the following:

	As of December 31,
	2025	2024

Beginning balance	$2,992	$3,990

Additions	100	-
Impairment	(2,070)	-
Amortization	(1,022)	(998)
Ending balance	$-	$2,992

In 2020, the Company began developing MARKET.live, a livestream ecommerce platform, and has capitalized $7,131 of internal and external development costs as of December 31, 2025 and 2024, respectively. In October 2021, the Company entered into a 10-year license and services agreement with a third party (the “Primary Contractor”) to develop on a work-for-hire basis certain components of MARKET.live. The Primary Contractor’s fees for developing such components, including the license fee, is $5,750. The Primary Contractor was paid an additional $500 bonus in April 2022 for services rendered pursuant to the license and service agreement.

For the years ended December 31, 2025 and 2024, the Company amortized $1,022 and $998, respectively, of its capitalized software development costs.

6. PROMISSORY CONVERTIBLE NOTES

During the year ended December 31, 2025, the Company provided services to third parties in exchange for consideration in the form of convertible promissory notes with an aggregate principal amount of $3,290. The notes are non-interest bearing, mature more than 12 months from the balance sheet date, and are convertible into equity of the issuers at a future date based on the terms specified in the agreements.

The notes were recorded at their estimated fair value at inception, which approximated the value of the services provided. Revenue related to this transaction was recognized in accordance with ASC 606, Revenue from Contracts with Customers, upon satisfaction of the underlying performance obligations.

The Company evaluates all convertible notes receivable for credit impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Based on management’s review of the counterparty’s financial condition and other relevant information as of December 31, 2025, an allowance for credit losses was recorded amounting to $310.

If the embedded conversion feature within a note is determined to require bifurcation under ASC 815, Derivatives and Hedging, the derivative component is separately recognized at fair value with changes in fair value recognized in earnings. As of each reporting date, the Company assesses whether bifurcation is required and whether any embedded derivative instruments exist. As of December 31, 2025, the conversion feature has been valued at $890 and characterized as “Derivative financial assets” and classified as a long-term asset in the accompanying consolidated balance sheet.

As of December 31, 2025, the balance of promissory convertible notes was $2,289. As the notes mature beyond one year, the Company has classified the amount as a long-term asset in the accompanying consolidated balance sheet.

7. OPERATING LEASES

The Company leases studio and corporate office space under certain operating lease agreements. The Company determines if an arrangement is a lease at inception. Lease assets are presented as operating lease ROU assets and the related liabilities are presented as operating lease liabilities in the consolidated balance sheets pursuant to ASC 842, Leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2025	2024
Lease cost
Operating lease cost (included in general and administrative expenses in the Company’s statement of operations)	$278	$148

Other information
Cash paid for amounts included in the measurement of lease liabilities	$156	$92
Weighted average remaining lease term – operating leases (in years)	1.62	2.48
Weighted average discount rate – operating leases	6.4%	6.8%

	As of December 31,
	2025	2024
Operating leases
ROU assets	$131	$340

Short-term operating lease liabilities	$129	$124
Long-term operating lease liabilities	80	222
Total operating lease liabilities	$209	$346

Year ending	Operating Leases
2026	$143
2027	71
2028	6
2029	-
Total lease payments	220
Less: Imputed interest/present value discount	(11)
Present value of lease liabilities	$209

8. NOTE PAYABLE

The Company has the following outstanding notes payable as of December 31, 2025 and 2024:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2025	Balance at December 31, 2024
Note payable	May 15, 2020	May 15, 2050	3.75%	$150	$-	$118
Total notes payable					-	118
Non-current					-	(98)
Current					$-	$20

On May 15, 2020, the Company executed an unsecured loan with the SBA under the Economic Injury Disaster Loan program in the amount of $150. Monthly payments, including principal and interest, began on October 26, 2022. On March 7, 2025, the Company fully repaid the SBA loan balance, including accrued interest.

The following table provides a breakdown of interest expense for the periods presented:

	Years Ended December 31,
	2025	2024

Interest expense – amortization of debt discount	$-	$99
Interest expense – amortization of debt issuance costs	-	73
Interest expense – other	1	65

Total interest expense	$1	$237

9. CAPITAL STOCK

Common Stock

The Company’s common stock activity for the year ended December 31, 2025 was as follows:

Shares Issued for Acquisition

On April 11, 2025, the Company, Lyvecom and the Lyvecom Shareholders entered into a definitive Stock Purchase Agreement with respect to the Acquisition that incorporated the terms of the Binding Term Sheet (the “Purchase Agreement”). The Acquisition closed on April 11, 2025. The purchase price paid for the shares of capital stock of Lyvecom included the issuance of 184,812 restricted shares of the Company’s common stock (the “Restricted Shares”) having a value of $1,000 on the closing date based on a 30-day volume weighted average price of approximately $5.41 per share. The Restricted Shares are subject to a lock-up agreement and a leak-out agreement. See Note 16 – Acquisition.

Shares Issued for Services

During the year ended December 31, 2025, the Company issued 31,956 shares of common stock in exchange for services. The shares issued were valued at an aggregate of $422 and based upon the closing price of the Company’s stock on the date of issuance.

Shares Issued for Vested Restricted Stock Units (RSUs)

During the year ended December 31, 2025, the Company issued an aggregate of 360,000 shares of common stock to Mr. Cutaia and 280,000 shares to Mr. Geiskopf for extraordinary performance associated with quarter-over-quarter revenue growth, pursuant to their respective Corporate Action, Change of Control, and Extraordinary Performance Agreements dated October 31, 2024.

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

On December 29, 2025, the Company rescinded 584,279 previously issued shares of its common stock to Mr. Geiskopf pursuant to a rescission agreement.

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

Shares Issued as Part of ATM Agreement

During the year ended December 31, 2025, the Company issued 391,988 shares of common stock pursuant to an at-the-market issuance sales agreement, which resulted in proceeds of $7,228, net of offering costs of $596.

Repurchases of Common Stock

During the year ended December 31, 2025, the Company repurchased 3,959,697 shares of common stock pursuant to an at-the-market issuance purchase agreement, which resulted in payments of $20,579 to the purchaser.

The Company’s common stock activity for the year ended December 31, 2024 was as follows:

Shares Issued as Part of ATM Offerings

During December 2023, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant Sales Agreement”) to sell shares of its common stock pursuant to a prospectus supplement to the Company’s Registration Statement on Form S-3 (File No. 333-264038). For the year ended December 31, 2024, the Company issued 278,501 shares of the Company’s common stock pursuant to the Ascendiant Sales Agreement and received net proceeds of $12,130, net of offering costs of $136.

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

Series C Preferred Shares Redeemed in Exchange for Common Shares

During the year ended December 31, 2025, the Company redeemed 3,000 Series C Preferred Shares in exchange for 342,672 common shares in order to reduce the amount of dividend to be accrued. The Company recorded a deemed dividend of $900 to Series C Preferred Shareholders during the year ended December 31, 2025. On October 14, 2024, the Company redeemed 187 Series C Preferred Shares in exchange for 32,913 common shares to fully repay the amount accrued for preferred dividends.

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

The Triggering Events also include partial issuances of RSU’s to the Awardees through the achievement of extraordinary performance-based quarterly revenue milestones as determined by the Board (the “Revenue Milestones”), and as measured on specific dates, each a “Measurement Date” defined as December 31, 2025, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, and the Awardees providing continuous services through the achievement of such milestones. Pursuant to the Agreement, each Awardee may be entitled to receive between 40,000 and 80,000 RSU’s upon achieving the following Revenue Milestones (i) between $500,000 and $900,000 as of December 31, 2025, (ii) between $1.1M and $1.5M as of March 31, 2025, (iii) between $1.7M and $2.1M as of June 30, 2025, (iv) between $2.3M and $2.7M as of September 30, 2025, and (v) $2.9M and $3.3M as of December 31, 2025. The achievement of each of the applicable quarterly Revenue Milestones on each Measurement Date will be reasonably determined by the Company’s Board of Directors.

During the years ended December 31, 2025 and 2024, the Company recognized $4,717 and $785, respectively, of stock compensation expense pursuant to the terms of the agreement for the achievement of extraordinary performance-based quarterly revenue milestones from December 31, 2024 to December 31, 2025.

Preferred Stock

The Company’s preferred stock activity for the year ended December 31, 2025 was as follows:

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

10. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the years ended December 31, 2025 and 2024 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2024 (all nonvested)	767	$1,176.00
Granted	198,265	9.78
Vested/ deemed vested	(197)	1,518.00
Forfeited and other	(12)	8,480.00
Outstanding at December 31, 2024 (all nonvested)	198,823	$12.28
Granted	3,465,048	8.01
Vested/deemed vested	(1,947,640)	8.72
Forfeited and other	(3,574)	19.63
Outstanding at December 31, 2025	1,712,657	$7.67
Awards Vested at December 31, 2025	47,824	$6.97
Awards Non-Vested at December 31, 2025	1,664,833	$7.69

The total fair value of restricted stock units that vested or deemed vested during the year ended December 31, 2025 was $16,984. The share-based compensation expense recognized relating to the vesting of restricted stock units for the years ended December 31, 2025 and 2024 amounted to $17,981 and 1,254, respectively. As of December 31, 2025, the amount of unvested compensation related to issuances of restricted stock units was $11,247 which will be recognized as an expense in future periods as the shares vest.

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

On October 6, 2025, the Company granted 311,908 restricted stock units to an employee. Twenty-five percent of the restricted stock units vest on August 7, 2026, and one thirty-sixth of the remaining RSUs will vest on each subsequent monthly anniversary thereafter. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $2,186 which is being amortized as share-based compensation expense over the vesting term.

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

On August 7, 2025, the Company granted 37,956 restricted stock units to its CFO. The restricted stock units vest on the six-month anniversary following the successful and timely filing of the September 30, 2025 Form 10-Q. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $750, which is being amortized as share-based compensation expense over the vesting term.

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

11. STOCK OPTIONS

A summary of option activity for the years ended December 31, 2025 and 2024 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2024	10,435	240.14	4.60	$-
Granted	9,019	9.81	-	-
Forfeited and other	(1,379)	333.58	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	18,075	127.61	4.22	-
Granted	13,451	6.59	-	-
Forfeited and other	(285)	146.00	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2025	31,241	$71.29	3.52	$-

Vested at December 31, 2025	31,241	$71.29	3.52	$-

Exercisable at December 31, 2025	31,241	$71.29	3.52	$-

As of December 31, 2025, the intrinsic value of the outstanding options was $0.

On January 7, 2025, the Company granted stock options to a board member to purchase a total of 13,451 stock options. The options have an exercise price of $6.59, expire in five years, and vest one year from the grant date. The total grant date fair value of these options was $86 based on the Black-Scholes option pricing model.

On November 8, 2024, the Company granted stock options to a board member to purchase a total of 9,019 stock options. The options have an exercise price of $9.81, expire in five years, and vest one year from the grant date. The total grant date fair value of these options was $80 based on the Black-Scholes option pricing model.

The share-based compensation expense recognized relating to the vesting of stock options for the years ended December 31, 2025 and 2024 amounted to $816 and $689, respectively. As of December 31, 2025, the total amount of unrecognized share-based compensation expense was $0.

The grant date fair value of option awards is estimated using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2025	2024

Risk free interest rate	4.46%	4.20%
Average expected term	5 years	5 years
Expected volatility	144%	145%
Expected dividend yield	-	-

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

12. STOCK WARRANTS

A summary of warrant activity for the years ended December 31, 2025 and 2024 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at January 1, 2024	4,598	6,752.00	3.10	$-
Granted	-	-	-	-
Forfeited	(1,053)	24,098.44	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	3,545	1,769.64	2.92	-
Granted	1,677,996	0.0001	-	33,157
Forfeited	(149)	1,600.00	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2025, all vested	1,681,392	$3.23	N/A	$3,339

As of December 31, 2025, the intrinsic value of the outstanding warrants was $3,339.

As discussed in Note 9, in connection with the PIPE offering, pre-funded warrants were granted to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. There is no expiration date or contractual life associated with the pre-funded warrants and therefore, the weighted-average remaining contractual life cannot be calculated.

13. INCOME TAXES

The components of income before income taxes consisted of the following:

	Years Ended December 31,
	2025	2024
Domestic	$(148,625)	$(10,510)
Foreign	-	-
Income Before Income Taxes	$(148,625)	$(10,510)

Income tax provision consisted of the following:

	Years Ended December 31,	Years Ended December 31,
	2025	2024
Current
Federal	-	-
State	21	-
	21	-
Deferred
Federal	(196)	-
State	(59)	-
	(255)	-
Total	(234)	-

As of December 31, 2025 and 2024, the total current state tax expense/(benefit) is $(234) and $0, respectively. There are no current federal taxes payable and state current taxes is related to franchise and minimum state taxes in California, Texas and Utah. The federal and state deferred taxes benefit are as a result of the valuation allowance release in relation to the acquisition.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2025		2024
Statutory federal income tax rate	$(31,211)	21.0%	$(2,207)	21.0%
State taxes, net of federal benefit (a)	(30)	0.0%	(562)	5.5%

Non-deductible items	1,934	(1.7)%	162	(2.7)%
Change in valuation allowance	28,402	(19.6)%	2,637	(25.3)%
Prior year true up and others	671	(0.1)%	(30)	1.5%
Effective income tax rate	$(234)	(0.4)%	$-	0.0%

(a)	State and local taxes in California and Texas comprise the majority (greater than 50%) of this category.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2025	2024
Net operating loss carry-forwards	$36,661	$32,047
Share based compensation	2,177	1,890
Long-lived assets	116	100
Unrealized loss on digital assets	28,539	-
Section 174 R&D amortization	2,100	1,517
Other temporary differences	104	705
Less: Valuation allowance	(69,697)	(36,259)
Deferred tax assets, net	$-	$-

Income taxes are paid to the following jurisdictions:

	Years Ended December 31,
	2025	2024
California	$2.5	$0.8
Utah	0.1	0.1
Total income taxes paid	$2.6	$0.9

ASC 740 requires that the tax benefit of net operating loss carry-forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, recorded a 100% valuation allowance against all deferred tax assets as of December 31, 2025 amounting to $69.7 million.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits for the years ended December 31, 2025 and 2024.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the Company had federal net operating loss carry-forwards of approximately $150.9 million and $131.2 million, respectively, and state net operating loss carry-forwards of approximately $96.9 million and $88.3 million, respectively, which may be available to offset future taxable income for tax purposes. As of December 31, 2024, approximately $12.6 million of federal net operating loss carry-forwards begin to expire in 2034. While the remaining amount of approximately $138.4 million does not expire, the Tax Cuts and Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2017 to 80% of taxable income. As of December 31, 2025, approximately $46.7 million of state net operating loss carry-forwards begin to expire in 2031.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2025, tax years 2022 through 2024 remain open for IRS audit and tax years 2021 through 2024 remain subject to examination in significant state tax jurisdictions. The Company has not received any notice of audit from the IRS or state authorities for any of the open tax years.

14. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Ton Strategy Company, et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. On August 29, 2024, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel only approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Verb Technology Company, Inc. (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. On July 3, 2025, the 2nd Appellate Division affirmed the trial court’s ruling. The Company is currently determining whether to file an appeal. In the interim, the Company bonded the judgement preventing any enforcement or collection of the judgement. On September 17, 2025, the Company received notification from the bonding company that plaintiff’s counsel provided an initial claim to them amounting to $718 and proceeded to collect the amount in October 2025. The remaining amount of $169 is included within restricted cash on the Company’s consolidated balance sheet at December 31, 2025.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an annual amount of $638 in board fees to its board members over the term of their appointment for services to be rendered.

Total board fees expensed during the year ended December 31, 2025 and 2024 amounted to $588 and $598, respectively.

15. SEGMENT REPORTING

The Company currently operates three reportable segments, TON, MARKET.live and Go Fund Yourself.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Year ended December 31, 2025					Year ended December 31, 2024
	Reportable Segments					Reportable Segments
	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated

Revenues	$4,782	$4,020	$3,977	$-	$12,779	$637	$258	$-	$-	$895

Costs and expenses:			-
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,623	1,043	228	-	3,894	164	60	-	-	224
Depreciation and amortization	1,162	67	-	76	1,305	999	14	-	64	1,077
Impairment	2,989	-	-	142	3,131	-	-	-	-	-
General and administrative	3,812	2,705	13,543	20,831	40,891	3,686	553	-	6,999	11,238

Total costs and expenses	10,586	3,815	13,771	21,049	49,221	4,849	627	-	7,063	12,539
Operating income (loss)	(5,804)	205	(9,794)	(21,049)	(36,442)	(4,212)	(369)	-	(7,063)	(11,644)
Total other income (expense), net	-	53	(113,704)	1,468	(112,183)	(23)	-	-	1,157	1,134
Net income (loss) before income taxes	$(5,804)	$258	$(123,498)	$(19,581)	$(148,625)	$(4,235)	$(369)	$-	$(5,906)	$(10,510)

Total assets by reportable segment as of December 31, 2025 is as follows:

	TON	Go Fund Yourself	MARKET.Live	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$39,258	$-	$235	$39,493
Restricted cash	169	-	-	169
Accounts receivable	2	-	439	441
ERC Receivable - short-term	734	-	-	734
Prepaid expenses and other current assets	1,499	6	22	1,527
Total current assets	41,662	6	696	42,364

Long-lived assets, net	20	369	-	389
Intangible assets, net	30	18	-	48
Goodwill	-	-	5,165	5,165
TON - unrestricted	89,628	-	-	89,628
TON - restricted	267,181	-	-	267,181
Other non-current assets	2,789	3,591	9	6,389

Total assets	$401,310	$3,984	$5,870	$411,164

16. ACQUISITION

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

The following is our allocation of the fair value of the purchase price as of April 11, 2025:

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

In connection with this acquisition, we incurred $296 in acquisition-related expenses during the year ended December 31, 2025, which is included in selling, general and administrative expenses in our consolidated statements of operations. From the date of acquisition until December 31, 2025, Lyvecom contributed revenues of $247 which is included in our consolidated statements of operations.

The following tables present the pro forma combined results of operations of the Company and Lyvecom as though the acquisition occurred at the beginning of fiscal 2024 (in thousands, except per share amount and number of shares):

	Years Ended December 31,
	2025	2024

Pro forma revenues	$12,895	$1,291
Pro forma net income (loss) attributable to common stockholders of Ton Strategy Company	$(149,743)	$(11,510)
Pro forma earnings per share – basic and diluted	$(5.95)	$(14.81)
Pro forma weighted-average shares used in computing earnings per share – basic and diluted	25,159,716	777,290

The above pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2024. The pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. The pro forma financial information includes adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma weighted average number of common shares outstanding includes the impact of 184,812 shares of our common stock issued as partial consideration for the acquisition.

17. RELATED PARTY TRANSACTIONS

Advisory Services Agreement

On August 7, 2025, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Kingsway Capital Partners Limited (“Kingsway”), a firm controlled by Manuel Stotz, the Company’s Executive Chairman of the Board of Directors. Pursuant to the Advisory Services Agreement, Kingsway provides advisory and consulting services related to the expansion and diversification of the Company’s business its TON Treasury Strategy. In consideration for these services, the Company agreed to pay Kingsway, (i) a one-time set-up fee having a notional value of $3,000 and (ii) an annual advisory fee equal to 2.0% of the Company’s market capitalization payable in 12 monthly installments. Payments may be made in either TON or cash, as mutually agreed between the parties. If paid in TON, the amount due is determined based on the weighted-average TON execution price as of the last day of each month. The Company will also reimburse Kingsway for reasonable out-of-pocket expenses incurred in connection with the services provided. The Advisory Services Agreement has an initial 20-year term and may be renewed for successive one-year periods upon mutual agreement, unless earlier terminated. The Company capitalized the one-time set-up fee as a prepaid asset and is amortizing over the contractual term of the agreement. For the year ended December 31, 2025, the Company recognized $61 related to the amortization of the setup fee and recorded $2,939 in advisory fees paid or accrued under the monthly installments of the annual advisory fee. Transactions with Kingsway are considered related party transactions due to the control relationship with the Company’s Executive Chairman. See Note 18 – Subsequent Events.

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

On November 24, 2025, the Company entered Addendum No. 1 (the “Addendum”) to the master custody agreement with Blockchain.com. Under this Addendum, for all unlocked Toncoin (i.e., non-smart contract locked Toncoin), the master custody agreement was amended for the following: (i) the custody services fee was reduced from 50 basis points to 5 basis points per annum, (ii) the rewards fee for staking rewards was reduced from 25% to 10%, (iii) the term of the Addendum and the master custody agreement is twelve months. The Company can terminate both the Addendum and master custody agreement early and incur an early termination fee equal to the monthly average of all fees paid by the Company multiplied by the number of months remaining in the term.

Pursuant to the master custody agreement, for the year ended December 31, 2025, the Company incurred custody fees, staking service fees and staking rewards fees in an aggregate amount of $1,025.

PIPE In-kind Contributions

Certain subscribers to the PIPE including Kingsway, Blockchain.com, and Vy Capital Management Company Limited (“Vy Capital”), a greater than 5% owner of the Company, contributed cash as well as in-kind contributions. Kingsway contributed $118,141 across eight entities consisting of: (i) $35,000 of cash (ii) 8,952,656 unlocked or unrestricted Toncoin, and (iii) 16,047,344 Toncoin restricted through a smart contract. The restricted Toncoin were contributed in-kind through the transfer of publicly viewable smart contracts on the TON blockchain containing embedded vesting logic. The tokens are not transferable until automatically released pursuant to the programmed vesting conditions. The smart contract addresses transferred by Kingsway as part of its in-kind contribution are:

1.	EQCMWZgtAVIiXfeMVAgzVs2MajSbbiWKzmuIDJmQbaQiWDZo
2.	EQDqBwL09BB_La-qSeijfdA7yNim63TRgF0CuBdEq8CNx9rj
3.	EQCMeSsnz0NdYcdGIJqfpiPTj4XAVEmOVTZF3oCgQQOZpFy1
4.	EQC44YZzJVgEWyC9iGA3Wjr3w3mRmMGO1pixxw5x15jtJsFW
5.	EQDy4cHV9z_yUurcUDCNReKaWtblM94_Fh3p-dDJhjdb1n2m
6.	EQB6cfoi_3_cF5MgscR3tTFhk1UsdsE1hQAqKtyAvxY5X7tW
7.	EQDjam6srORSqJ3uQ74ofGF81DuKY3I_9jMGqpntWHePA6Jv
8.	EQD0pVnZeode4x-SpnWJFNxL7GvkRyzOL5C_BQPGlm04awIR

Merkle Tree Markets Ltd., a subsidiary of Blockchain.com contributed $19,977 consisting of: $10,000 of cash and (ii) 3,000,000 Toncoin restricted through a smart contract. The smart contract address transferred by Merkle Tree Markets Ltd. as part of its in-kind contribution is:

EQCI758gcdiZxC6x1ya3a3qVykRxTAjKprKHDwKV7urpHUvN

Vy Capital contributed $58,257 across two entities consisting of: (i) $25,000 of cash and (ii) 10,000,000 of unlocked or unrestricted Toncoin.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2026, the date these consolidated financial statements were issued. There were no material events or transactions that require disclosure in the financial statements other than the items discussed below.

TON Fair Value

As of March 24, 2026, the 219,709,826 units of TON held by the Company as of December 31, 2025 had a fair value of $289,358.

Termination of Executive Officers

On January 26, 2026, the Company and Veronika Kapustina, Chief Executive Officer of the Company, mutually agreed that Ms. Kapustina will be transitioning out of her position as Chief Executive Officer of the Company. Ms. Kapustina is expected to continue to serve as Chief Executive Officer until the Company completes a search and appoints her successor. The Company has engaged Intersection Growth Partners, a third-party executive search firm, to conduct the search for the Company’s next Chief Executive Officer.

On February 26, 2026, the board of directors of the Company terminated the employment of Rory J. Cutaia, the Company’s Chief Executive Officer of the Company’s Global Digital Media Division and named executive officer in the Company’s most recent disclosure, effective February 27, 2026. On March 1, 2026, Mr. Cutaia informed the Company that he was resigning from the Board effective immediately. On March 2, 2026, Denise Butler was appointed to serve as interim President of the Global Digital Media Division.

Advisory Services Agreement

On January 23, 2026, the Company’s Board of Directors authorized the Company to enter into settlement negotiations with Kingsway Capital Partners Limited (“Kingsway”) to terminate the advisory services agreement dated August 7, 2025. Under the agreement, Kingsway provides advisory and consulting services to the Company in connection with the expansion and diversification of the Company’s business and its TON Treasury Strategy. As of the date of this filing, the Company cannot estimate the timing of any settlement or the potential financial impact of a settlement, including any settlement amount in connection with the proposed termination. Subsequent to year end, during the period ended March 31, 2026, the Company paid Kingsway $455 related to invoices for January and February 2026.

