Form 10-Q
period 2026-03-31
TON Strategy Co
filed 2026-05-12
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 56,530,617 shares of common stock, $0.0001 par value per share, outstanding.

TON STRATEGY COMPANY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

● our decision to implement a digital asset currency treasury strategy, whereby we acquire Toncoin, the native digital asset currency of The Open Network (“TON”) blockchain and our dependence on TON and Toncoin as a result of this strategy;

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

● our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

● the impact of, and our ability to operate our business and effectively manage our growth under evolving and uncertain global economic, political, and social trends, including inflation, rising interest rates, and recessionary concerns: and

● we granted some equity awards pursuant to our 2019 Stock and Incentive Compensation Plan, as amended, or the Incentive Plan, that may not have been registered or had a valid exemption from registration, and we may be subject to claims for rescission or damages;

● we ratified certain corporate actions under Nevada law, however, there can be no assurance that claims will not be made to challenge the validity of the ratification or the related corporate actions.

The forward-looking statements contained in this Quarterly Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within this Quarterly Report and in the other reports we file with the Securities and Exchange Commission (“SEC”). These risks and uncertainties include those described in the section entitled “Risk Factors.”

You should not place undue reliance on these forward-looking statements. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the SEC, all of which you should review carefully. We qualify all of our forward-looking statements by these disclaimers.

4

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$34,784	$39,493
Restricted cash	169	169
Accounts receivable, net of allowance for credit losses of $5 as of March 31, 2026 and December 31, 2025	438	441
ERC receivable – short-term	734	734
Prepaid expenses and other current assets – related parties	150	163
Prepaid expenses and other current assets	1,086	1,364
Total current assets	37,361	42,364

Long-lived assets, net	366	389
Intangible assets, net	60	48
Goodwill	5,165	5,165
TON - unrestricted	72,446	89,628
TON - restricted	199,580	267,181
Other non-current assets – related party	2,753	2,790
Other non-current assets, net of allowance for credit losses of $357 and $310 as of March 31, 2026 and December 31, 2025, respectively	3,933	3,599

Total assets	$321,664	$411,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,715	$1,874
Accounts payable – related parties	306	269
Accrued expenses	1,034	589
Contract liabilities	36	155
Accrued payroll	416	828
Accrued officers’ compensation	1,424	245
Operating lease liabilities, current	105	129
Contingent liability, current	-	500

Total current liabilities	5,036	4,589

Long-term liabilities
Contingent liability, non-current	-	100
Operating lease liabilities, non-current	63	80
Total liabilities	5,099	4,769

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 56,530,617 shares issued and outstanding as of March 31, 2026 and December 31, 2025	6	6
Additional paid-in capital	744,329	743,207
Accumulated deficit	(427,763)	(336,725)

Total stockholders’ equity in Ton Strategy Company	316,572	406,488
Non-controlling interests	(7)	(93)

Total stockholders’ equity	316,565	406,395

Total liabilities and stockholders’ equity	$321,664	$411,164

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026		2025

Revenue	$		$
TON		2,032		-
TON – related party		970		-
MARKET.live		1,704		561
Go Fund Yourself		547		744
Total Revenue		5,253		1,305

Cost of revenue
TON		156		-
MARKET.live (For the three months ended March 31, 2026 and 2025 includes amortization of $0 and $249, respectively)		964		424
Go Fund Yourself		176		172
Total Cost of Revenue		1,296		596
Gross profit		3,957		709

Operating expenses
Depreciation and amortization		19		37
General & administrative - related parties		1,026		933
General and administrative		6,797		2,398
Total operating expenses		7,842		3,368

Operating loss		(3,885)		(2,659)

Other income (expense), net
Interest income		340		121
Unrealized gain (loss) on investments		(64)		83
Other income (expense), net		(87,343)		17
Total other income (expense), net		(87,067)		221

Net loss before income taxes		(90,952)		(2,438)

Income tax expense (benefit)		-		-

Net loss		(90,952)		(2,438)

Less: Net income attributable to non-controlling interests		86		126

Net loss attributable to Ton Strategy Company and its common stockholders		(91,038)		(2,564)

Loss per share from operations– basic and diluted		$(1.56)		$(2.51)
Weighted average number of common shares outstanding – basic and diluted		58,208,613		1,019,801

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2025	-	$-	56,530,617	$6	$743,207	$(336,725)	$(93)	$406,395
Fair value of vested restricted stock awards and stock options	-	-	-	-	1,122	-	-	1,122
Net income (loss)	-	-	-	-	-	(91,038)	86	(90,952)
Balance as of March 31, 2026	-	$-	56,530,617	$6	$744,329	$(427,763)	$(7)	$316,565

For the three months ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021
Fair value of vested restricted stock awards and stock options	-	-	120,023	-	958	-	-	958
Net income (loss)	-	-	-	-	-	(2,564)	126	(2,438)
Balance as of March 31, 2025	-	$-	1,113,143	$1	$204,253	$(189,658)	$(55)	$14,541

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025

Operating Activities:
Net loss	$(90,952)	$(2,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	286
Share-based compensation	1,122	958
Reserve for credit losses	47	-
Unrealized (gain) loss on investments	64	(83)
Non-cash consideration received in the form of convertible promissory notes	(445)	-
Non-cash consideration received in the form of TON	(2,032)	-
Non-cash consideration received in the form of TON – related party	(1,119)	-
Non-cash transaction fees paid with Digital Assets	6	-
Unrealized loss on fair value of Digital Assets	87,928	-
Effect of changes in assets and liabilities:
Accounts receivable	3	(882)
ERC receivable	-	1,724
Prepaid expenses and other non-current and current assets – related parties	50	-
Prepaid expenses and other current assets	278	-
Operating lease right-of-use assets	14	33
Accounts payable, accrued expenses, and accrued interest	489	(743)
Contract liabilities	(119)	104
Operating lease liabilities	(40)	(29)
Net cash used in operating activities	(4,687)	(1,070)

Investing Activities:
Purchases of investments – trading securities	-	(507)
Proceeds from sale of investments – trading securities	-	421
Purchases of property and equipment	(9)	(66)
Purchases of intangible assets	(12)	-
Net cash used in investing activities	(21)	(152)

Financing Activities:
Payment of note payable	-	(118)
Net cash used in financing activities	-	(118)

Net change in cash and restricted cash	(4,708)	(1,340)

Cash, cash equivalents and restricted cash - beginning of period	39,661	8,495
Cash, cash equivalents and restricted cash - end of period	$34,953	$7,155

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Beginning in August 2025, the Company implemented its TON Treasury Strategy, utilizing proceeds from its capital-raising activities to acquire Toncoin and participate in staking activities on the TON network (the “Network”). The Company formally commenced staking operations in August of 2025 and staking is now a primary source of yield generation and a core component of its digital asset treasury strategy.

As of March 31, 2026, the Company utilizes two third-party custodians—BitGo Trust Company, Inc. and Blockchain.com (Cayman) Limited—to manage and stake its Toncoin holdings. While the Company’s staking agreements are governed directly through these custodians, the custodians may engage third-party service providers to operate validator or staking infrastructure on their behalf. All TON staked by the Company is deployed through single-nominator validator pools and is not commingled with assets of other clients or participants. When chosen as validators by the TON network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them.

As of March 31, 2026, the Company had staked 221,221,344 units of TON on the TON blockchain. For the three months ended March 31, 2026, the Company earned 2,175,183 units of TON and recognized revenue from staking rewards of $3,002.

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

LyveCom

During the year ended December 31, 2025, the Company announced the closing of its acquisition of LyveCom, an artificial intelligence (AI)–driven video commerce platform, pursuant to a stock purchase agreement dated April 11, 2025. The integration of LyveCom’s technology into MARKET.live enhances the platform’s multicast and AI capabilities, enabling brands and merchants to deliver a true omnichannel livestream shopping experience across social media channels, proprietary websites, and mobile applications, while maintaining unified checkout and inventory control. LyveCom’s technology allows brands to own their audience and data by capturing “zero-party” customer information—data intentionally shared by customers regarding preferences and purchase intentions—providing deeper insight and reducing reliance on third-party platforms.

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowdfunding platform that provides public and private companies with broad-based exposure for their Regulation CF and Regulation A offerings. The program airs weekly on CheddarTV and generates revenue from issuer fees related to appearances, marketing, advertising, and content production. As of March 31, 2026, Go Fund Yourself is currently dormant, and the Company is evaluating strategic alternatives for this business line on a go-forward basis.

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

Historical Operations

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

On August 21, 2025, the Company announced the commencement of its TON Treasury Strategy, designating Toncoin as its primary treasury reserve asset. The Company began purchasing TON under this strategy and initiated staking activities during the third quarter of 2025 to earn rewards on its digital asset holdings. See Note 3 – Digital Asset Holdings and Note 10 – Stock Warrants.

As of March 31, 2026, the Company had cash, cash equivalents and restricted cash of $34,953.

Economic Disruption and Network Disruption

Our business, including both our traditional operations and our digital asset treasury activities involving Toncoin, is dependent on general economic conditions and the performance of TON. Macroeconomic factors such as inflation, rising interest rates, foreign exchange volatility, or economic instability in jurisdictions where we or our partners operate may adversely affect demand for our products and services, as well as the value of our digital asset holdings. These conditions can also influence liquidity, capital availability, and investor sentiment across all of our business lines.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026 (the “2025 Annual Report”). The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date.

On October 8, 2024, we implemented a 1-for-200 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.0001 par value per share (the “Common Stock”). Our Common Stock commenced trading on a post Reverse Stock Split basis on October 9, 2024. As a result of the Reverse Stock Split, every two hundred (200) shares of our pre-Reverse Stock Split Common Stock were combined and reclassified into one share of our Common Stock. The number of shares of Common Stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of two hundred and the exercise price of such securities increased by a factor of two hundred, as of October 8, 2024. All historical share and per-share amounts reflected throughout our unaudited condensed consolidated financial statements and other financial information in this Quarterly Report have been adjusted to reflect this Reverse Stock Split. The par value per share of our Common Stock was not affected by this Reverse Stock Split.

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

For the three months ended March 31, 2025, the unaudited condensed consolidated statement of operations included a reclassification of $249 related to the amortization of software development costs to cost of revenue to confirm to the current period presentation of gross profit.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Ton Strategy Company, Verb Direct, LLC, Verb Acquisition Co., LLC, verbMarketplace, LLC, LyveCom, Inc., Go Fund Yourself Show, LLC, VERB Subsidiary 3, Corp, VERB Subsidiary 2, Corp and VERB Subsidiary 1, Corp. All intercompany accounts have been eliminated in the consolidation. During 2025, the Company dissolved Vanity Prescribed LLC and sold Good Girl LLC, both wellness focused ecommerce sites providing telehealth services.

As of March 31, 2025, the Company had consolidated the results of Go Fund Yourself Show, LLC and Good Girl LLC as the Company had a 51% voting interest and the power to direct and control the activities of each of these entities. During 2025, the Company sold Good Girl LLC. As of March 31, 2026, the Company has consolidated the results of Go Fund Yourself Show, LLC as the Company has a 51% voting interest and the power to direct and control the activities of this entity. The equity interests of others who own less than 50% in Go Fund Yourself Show, LLC are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the non-controlling interest’s deficit was $7 and $93, respectively.

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

See Note 12 for disclosures of Segment Information.

Digital Assets

The Company’s digital assets are comprised of TON. As of March 31, 2026, the Company held $272,026 of digital assets comprised of TON which is in the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets at fair value. The Company reflects digital assets held at fair value on the consolidated balance sheets within the TON – Unrestricted and TON – Restricted line items. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Binance as the principal market. The activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of operations within other income, net. Realized gains and losses from the derecognition of digital assets are included in other income, net in the consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures are included in Note 3 – Digital Asset Holdings. Sales and purchases of digital assets are reflected as cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

The Company’s digital wallets infrequently receive miscellaneous deposits of TON, commonly referred to as “dust,” and represent unsolicited transactions. Owing to the underlying blockchain mechanics, it is both economically and technically impractical to remove these balances. The Company maintains control over the related TON units and anticipates realizing potential future economic benefit from these deposits. The miscellaneous deposits are recorded in other income, net in the unaudited condensed consolidated statements of operations.

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations. Revenues during the three months ended March 31, 2026 and 2025, were substantially all generated from clients and customers located within the United States of America.

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

The following table provides information about contract liabilities from contracts with customers, including significant changes in the contract liabilities balance during the period:

	March 31, 2026	December 31, 2025

Beginning balance	$155	$134

Increase due to deferral of revenue	2,466	8,890
Decrease due to recognition of revenue	(2,585)	(8,869)

Ending balance	$36	$155

The Company expects to recognize revenue related to contract liabilities within the next 12 months.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and is stated at net realizable value. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of March 31, 2026 and December 31, 2025, the accounts receivable balance was $438 and $441, respectively.

The Company follows ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. As of March 31, 2026 and December 31, 2025, the allowance for credit losses balance was $5 and $5, respectively.

During the three months ended March 31, 2026, the Company received non-cash consideration in the form of convertible promissory notes and non-marketable equity securities in exchange for services rendered. The fair value of the securities received was determined based on observable inputs and relevant valuation techniques as of the date of receipt. During the three months ended March 31, 2026 and 2025, the total non-cash consideration recognized in connection with these transactions was $445 and $263, respectively.

Investments

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

The Company evaluates the convertible notes receivable for impairment at each reporting period in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). The allowance for credit losses, if any, reflects management’s estimate of expected credit losses over the life of the instrument, based on historical experience, credit quality, and other relevant factors. As of March 31, 2026 and December 31, 2025, the allowance for long term credit losses balance was $357 and $310, respectively.

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

Advertising Costs

All costs associated with advertising, promotion and marketing programs are expensed as incurred. Advertising expense totaled $64 and $341 for the three months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026 and 2025, no dilutive potential shares of common stock were included in the computation of diluted net loss per share because their impact is anti-dilutive due to the Company’s net loss position during the reported periods.

As of March 31, 2026, and 2025, the Company had total outstanding options of 27,207 and 31,251, respectively, outstanding warrants of 1,681,392 and 3,396, respectively, and outstanding restricted stock units of 1,700,511 and 341,661, respectively.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,
	2026	2025
The Company’s largest customers are presented below as a percentage of the aggregate

Accounts Receivable	Two customers accounted for 80% of the ending balance, attributable to MARKET.live segment	No customers accounted for greater than 10% of the ending balance

Revenues	One customer accounted for 24% of revenues, attributable to MARKET.live segment	No customers accounted for greater than 10% of revenues

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor that accounted for 12% of its purchases individually and in the aggregate, attributable to MARKET.live segment	No vendors accounted for greater than 10% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1
Cash paid for income taxes	$-	$1

Supplemental disclosure of non-cash investing and financing activities:
Settlement of accounts receivable with non-marketable equity securities	$-	$263

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

3. DIGITAL ASSET HOLDINGS

Digital Assets

The following table sets forth the units held, cost basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	Units	Cost Basis	Fair Value

Balance, March 31, 2026
TON	221,881,224	$733,884	$272,026
Total	221,881,224	$733,884	$272,026

	Units	Cost Basis	Fair Value

Balance, December 31, 2025
TON	219,709,826	$730,740	$356,809
Total	219,709,826	$730,740	$356,809

Cost basis is equal to the cost of the digital assets inclusive of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement (midnight UTC). Of the units of TON presented above 59,091,372 units are unrestricted and 162,789,852 units are subject to restriction. Refer to Note 15 – Subsequent Events for further discussion on the fair value of the units of TON held.

The following table represents a reconciliation of TON – Unrestricted digital assets held at March 31, 2026:

For the three months ended March 31, 2026

Fair Value, December 31, 2025	$89,628
Receipt of TON from staking	3,151
Non-cash transaction fees	(6)
Vesting of locked TON	2,493
Unrealized loss	(22,820)
Fair Value, March 31, 2026	$72,446

The receipts of TON from staking represent the rewards earned from staking activities. The vesting of Locked TON represents restricted TON that vested during the period and was reclassified to unrestricted TON. During the three months ended March 31, 2026, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $0 upon the payment TON for gas fees and transaction costs.

The following table represents a reconciliation of TON – Restricted digital assets held at March 31, 2026:

For the three months ended March 31, 2026

Fair Value, December 31, 2025	$267,181
Vesting of locked TON	(2,493)
Unrealized loss	(65,108)
Fair Value, March 31, 2026	$199,580

The vesting of Locked TON represents restricted TON that vested during the period and was reclassified to unrestricted TON. During the three months ended March 31, 2026, the Company recognized cumulative realized gains of $0, and cumulative realized losses of $0 upon the payment TON for gas fees and transaction costs.

Restricted Digital Assets

The following table sets forth the fair value of unrestricted and restricted TON digital assets held, as shown on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

TON – Unrestricted	$72,446	$89,628
TON – Restricted	199,580	267,181
Total	$272,026	$356,809

Through contributions from the PIPE the Company received 18,007,358 units of TON subject to Locked TON vesting restrictions. See Note 14 – Related Party Transactions. The Locked TON is a smart contract mechanism on the TON blockchain. The smart contract includes a start time, a total duration, and a cliff period. The TON vests monthly on a 30-day cycle.

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

Although the restricted units of TON are not eligible for trading or transfer, the restricted or Locked TON do not carry any restrictions regarding staking and all restricted TON can be staked by the Company to generate staking revenue. During the three months ended March 31, 2026, 1,730,197 units of restricted TON vested. The table below sets forth the units of TON that will vest during subsequent years:

Year ending	TON units to vest
2026	54,605,518
2027	43,669,472
2028	39,581,312
2029	24,933,550
Total units of TON to vest	162,789,852

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company invests its surplus funds in excess of operational and capital requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns while maintaining a high degree of liquidity.

A summary of our long-term investments are as follows:

	March 31, 2026	December 31, 2025

Equity securities	$650	$714
Bifurcated embedded derivative asset	1,022	890
Long-term investments	$1,672	$1,604

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

Valuation Techniques

Bifurcated Embedded Derivative Assets

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date. The fair value of the embedded derivative was calculated using a with and without method at issuance and revalued at the end of the reporting period using a Monte Carlo simulation model that used various assumptions related to term of the underlying agreement, equity value of the issuer, expected volatility, risk-free interest rate, credit risk adjusted rate, and the probability, timing, size of the future qualified financing or non-qualified financing rounds. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s condensed consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $1,022 and $890 as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 6 – Promissory Convertible Notes for further details.

Issuer of Promissory Convertible Note	Measurement Date	Principal	Weighted- Average	Derivative Value	Valuation Technique

Customer A	September 30, 2025	45	38.2%	17.19	Monte Carlo Simulation
Customer B	September 30, 2025	60	21.8%	13.08	Monte Carlo Simulation
Customer C	June 30, 2025	60	26.8%	16.08	Monte Carlo Simulation
Weighted-Average Calculation		165	28.1%	46.35

Asset	Fair Value	Valuation Technique	Significant Unobservable Input	Input Value / Range	Weighted Average

Bifurcated Embedded Derivative —Promissory Convertible Notes	1,022	Monte Carlo Simulation	Discount Rate (Rd)	28%	28%
			Sale Multiplier	3.0x	3.0x
			Conversion Price Factor (Discount to Price)	72% of next-round price	72%
			Time to Maturity	24 months (from issuance)	Varied
			Risk-Free Interest Rate / Credit Spread	6% coupon; contract rate	N/A

Date	Total Transactions	Principal	Accrued Interest	Principal plus Accrued Interest	Valuation Technique

March 31, 2026	65	3,505	119	3,624	Monte Carlo Simulation

Financial instruments measured at fair value on a recurring basis as of March 31, 2026 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Digital assets
TON - unrestricted	$72,446	$-	$-	$72,446
TON - restricted	199,580	-	-	199,580
Total digital assets	$272,026	$-	$-	$272,026
Non-marketable equity securities
Non-marketable equity securities	$-	$-	$650	$650
Total non-marketable equity securities	$-	$-	$650	$650
Derivative assets
Bifurcated embedded derivative asset	$-	$-	$1,022	$1,022
Total derivative assets	$-	$-	$1,022	$1,022

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

Assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Property and equipment, net	$-	$-	$258	$258
Definite-lived intangible assets, net	$-	$-	$169	$169
Indefinite-lived intangible assets	$-	$-	$10	$10

5. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost (included in cost of revenue, general and administrative expenses in the Company’s statement of operations)	$109	$56

Other information
Cash paid for amounts included in the measurement of lease liabilities	$42	$35
Weighted average remaining lease term – operating leases (in years)	1.45	2.26
Weighted average discount rate – operating leases	6.2%	6.7%

	March 31, 2026	December 31, 2025
Operating leases
Right-of-use assets	$116	$131

Short-term operating lease liabilities	$105	$129
Long-term operating lease liabilities	63	80
Total operating lease liabilities	$168	$209

Year ending	Operating Leases
2026 remaining	$101
2027	71
2028	6
2029	-
2030 and thereafter	-
Total lease payments	178
Less: Imputed interest/present value discount	(10)
Present value of lease liabilities	$168

6. PROMISSORY CONVERTIBLE NOTES

During the three months ended March 31, 2026, the Company provided services to third parties in exchange for consideration in the form of convertible promissory notes with an aggregate principal amount of $445. The notes are non-interest bearing, mature more than 12 months from the balance sheet date, and are convertible into equity of the issuers at a future date based on the terms specified in the agreements.

The notes were recorded at their estimated fair value at inception, which approximated the value of the services provided. Revenue related to this transaction was recognized in accordance with ASC 606, Revenue from Contracts with Customers, upon satisfaction of the underlying performance obligations.

The Company evaluates all convertible notes receivable for credit impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Based on management’s review of the counterparty’s financial condition and other relevant information as of March 31, 2026 and December 31, 2025, an allowance for credit losses was recorded amounting to $357 and $310, respectively.

If the embedded conversion feature within a note is determined to require bifurcation under ASC 815, Derivatives and Hedging, the derivative component is separately recognized at fair value with changes in fair value recognized in earnings. As of each reporting date, the Company assesses whether bifurcation is required and whether any embedded derivative instruments exist. As of March 31, 2026 and December 31, 2025, the conversion feature has been valued at $1,022 and $890, respectively and characterized as “Derivative financial assets” and classified as a long-term asset in the accompanying condensed consolidated balance sheet.

As of March 31, 2026 and December 31, 2025, the balance of promissory convertible notes was $2,602 and $2,289, respectively. As the notes mature beyond one year, the Company has classified the amount as a long-term asset in the accompanying condensed consolidated balance sheet.

7. COMMON STOCK

There was no common stock activity for the three months ended March 31, 2026.

8. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the three months ended March 31, 2026 is presented below.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2026	1,712,657	$7.67
Granted	-	-
Vested/deemed vested	-	-
Forfeited	(12,146)	19.76
Outstanding at March 31, 2026	1,700,511	$7.59
Awards Vested at March 31, 2026	47,824	$6.97
Awards Non-Vested at March 31, 2026	1,652,687	$7.60

The total stock compensation expense recognized relating to the vesting of restricted stock units for the three months ended March 31, 2026 and 2025 amounted to $1,122 and $841, respectively. As of March 31, 2026, the amount of unvested compensation related to issuances of restricted stock units was $9,884 which will be recognized as an expense in future periods as the shares vest. See Note 15 – Subsequent Events.

9. STOCK OPTIONS

A summary of option activity for the three months ended March 31, 2026 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2026	31,241	$71.29	3.52	$-
Granted	-	-	-	-
Forfeited	(4,034)	238.87	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2026	27,207	$46.44	3.47	$-

Vested at March 31, 2026	27,207	$46.44	3.47	$-

Exercisable at March 31, 2026	27,207	$46.44	3.47	$-

At March 31, 2026, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three months ended March 31, 2026 and 2025 amounted to $0 and $117, respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	-%	4.46%
Average expected term	-	5 years
Expected volatility	-%	144%
Expected dividend yield	-	-

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

10. STOCK WARRANTS

The Company has the following warrants outstanding as of March 31, 2026, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2026	1,681,392	$3.23	N/A	$3,339
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2026, all vested	1,681,392	$3.23	N/A	$4,144

At March 31, 2026, the intrinsic value of the outstanding warrants was $4,144.

In connection with the PIPE offering that occurred in 2025, pre-funded warrants were granted to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. There is no expiration date or contractual life associated with the pre-funded warrants and therefore, the weighted-average remaining contractual life cannot be calculated.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings and claims, and the types of allegations that arise in connection with such legal proceedings vary in nature. The Company evaluates all cases and records liabilities for losses from legal proceedings when the Company determines that it is probable that the outcome will be unfavorable and the amount, or potential range, of loss can be reasonably estimated.

Litigation

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Ton Strategy Company, et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Ton Strategy Company (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. In October 2024, the Company bonded the judgement preventing any enforcement or collection of the judgement while the appeal is pending. As of March 31, 2026, the bonded amount is recorded and included within restricted cash on the Company’s condensed consolidated balance sheet. The Company has accrued the liability at March 31, 2026 and believes the accrual is adequate pending the outcome of the appeal process.

Severance Agreement with Veronika Kapustina

On March 31, 2026, the Company entered into a separation agreement with Ms. Kapustina under which the Company paid in April 2026 to Ms. Kapustina a one-time severance payment equal to $850, a one-time payment for reimbursement of health care expenses equal to $15 and a one-time payment for reimbursement of legal fees in connection with the negotiation of the severance agreement, in exchange for standard releases of liability.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

See Subsequent Event – Note 15.

The Company believes it has adequately reserved for all litigation within its financial statements.

Board of Directors

The Company has committed an aggregate of $488 in board fees to its three independent board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

Total board fees expensed during the three months ended March 31, 2026 and 2025 was $147 and $98, respectively.

12. SEGMENT REPORTING

The Company currently operates three reportable segments, TON, MARKET.live and Go Fund Yourself.

The following tables summarize the Company’s reportable segment information:

	3 months ended March 31, 2026					3 months ended March 31, 2025
	Reportable Segments					Reportable Segments
	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated	MARKET.live	Go Fund Yourself	TON	Corporate	Consolidated

Revenues	$1,704	$547	$3,002	$-	$5,253	$561	$744	$-	$-	$1,305
Cost of revenue	964	176	156	-	1,296	424	172	-	-	596

Gross Profit	740	371	2,846	-	3,957	137	572	-	-	709

Depreciation and amortization	7	11	1	-	19	1	16	-	20	37
General and administrative	1,006	161	6,656	-	7,823	755	253	-	2,323	3,331

Total operating expenses	1,013	172	6,657	-	7,842	756	269	-	2,343	3,368

Operating income (loss)	(273)	199	(3,811)	-	(3,885)	(619)	303	-	(2,343)	(2,659)
Total other income (expense), net	587	(25)	(87,629)	-	(87,067)	(13)	(25)	-	259	221
Net income (loss) before income taxes	$314	$174	$(91,440)	$-	$(90,952)	$(632)	$278	$-	$(2,084)	$(2,438)

Total assets by reportable segment as of March 31, 2026 is as follows:

	TON	Go Fund Yourself	MARKET.Live	Consolidated

ASSETS

Current assets:
Cash	$34,562	$3	$219	$34,784
Restricted cash	169	-	-	169
Accounts receivable	-	-	438	438
ERC Receivable - short-term	734	-	-	734
Prepaid expenses and other current assets	1,182	1	53	1,236
Total current assets	36,647	4	710	37,361

Long-lived assets, net	20	145	201	366
Intangible assets, net	30	18	12	60
Goodwill	-	-	5,165	5,165
TON - Unrestricted	72,446	-	-	72,446
TON - Restricted	199,580	-	-	199,580
Other non-current assets	2,753	3,924	9	6,686

Total assets	$311,476	$4,091	$6,097	$321,664

13. ACQUISITION

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

The following tables present the pro forma combined results of operations of the Company and Lyvecom as though the acquisition occurred at the beginning of fiscal 2025 (in thousands, except per share amount and number of shares):

Three months ended March 31, 2025

Pro forma revenues	$1,413
Pro forma net income (loss) attributable to common stockholders of Ton Strategy Company	$(2,363)
Pro forma earnings per share – basic and diluted	$(1.96)
Pro forma weighted-average shares used in computing earnings per share – basic and diluted	1,204,613

The above pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2025. The pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. The pro forma financial information includes adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma weighted average number of common shares outstanding includes the impact of 184,812 shares of our common stock issued as partial consideration for the acquisition.

14. RELATED PARTY TRANSACTIONS

Advisory Services Agreement

On August 7, 2025, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Kingsway Capital Partners Limited (“Kingsway”), a firm controlled by Manuel Stotz, the Company’s Executive Chairman of the Board of Directors. Pursuant to the Advisory Services Agreement, Kingsway provides advisory and consulting services related to the expansion and diversification of the Company’s business its TON Treasury Strategy. In consideration for these services, the Company agreed to pay Kingsway, (i) a one-time set-up fee having a notional value of $3,000 and (ii) an annual advisory fee equal to 2.0% of the Company’s market capitalization payable in 12 monthly installments. Payments may be made in either TON or cash, as mutually agreed between the parties. If paid in TON, the amount due is determined based on the weighted- average TON execution price as of the last day of each month. The Company will also reimburse Kingsway for reasonable out-of-pocket expenses incurred in connection with the services provided. The Advisory Services Agreement has an initial 20-year term and may be renewed for successive one-year periods upon mutual agreement, unless earlier terminated. The Company capitalized the one-time set-up fee as a prepaid asset and is amortizing over the contractual term of the agreement. For the three months ended March 31, 2026, the Company recognized $37 related to the amortization of the setup fee and recorded $701 in advisory fees paid or accrued under the monthly installments of the annual advisory fee. Transactions with Kingsway are considered related party transactions due to the control relationship with the Company’s Executive Chairman. See Note 15 – Subsequent Events.

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

Pursuant to the master custody agreement, for the three months ended March 31, 2026, the Company incurred custody fees, staking service fees and staking rewards fees in an aggregate amount of $192.

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

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2026, the date these condensed consolidated financial statements were issued. There were no material events or transactions that require disclosure in the financial statements other than the items discussed below.

Shareholder Derivative Lawsuit

On April 2, 2026, a shareholder derivative action Graham v. Manuel Stotz, et. al., No. A-26-943141-C, Eighth Judicial District Court, Clark County, Nevada, was filed against current and former members of the Company’s board of directors as defendants and the Company as a nominal defendant. The Plaintiff alleges breaches of fiduciary duty, corporate waste, and unjust enrichment in connection with the Company’s August 2025 restructuring. The complaint seeks compensatory damages, disgorgement or restitution and granting equitable and injunctive relief. The Company is unable to estimate a possible loss or range of possible losses in connection with this proceeding.

Hiring of Chief Executive Officer

On April 16, 2026, the Company announced the appointment of Kevin Wilson as Chief Executive Officer, effective May 4, 2026. Mr. Wilson will receive an annual base salary of $950, a target annual bonus opportunity of 100% of salary as determined by the Board, a one-time $250 signing bonus, and an equity award representing 2% of fully diluted shares to be approved by the Board, along with standard benefits and severance eligibility.

Forfeiture of RSU Awards

On April 28, 2026, the Company and several executive officers and directors entered into an RSU Forfeiture Agreement pursuant to which an aggregate of 1,020,823 RSU awards were forfeited. As of March 31, 2026, the amount of unrecognized compensation related to these grants will be recorded as share-based compensation expense during the three months ended June 30, 2026 due to the Company’s cancellation of these awards.

TON Fair Value

As of May 6, 2026, the 221,881,224 units of TON held by the Company as of March 31, 2026 had a fair value of $433,334.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three-month periods ended March 31, 2026 and 2025 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, unless otherwise noted or the context otherwise provides.

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

GO FUND YOURSELF

Go Fund Yourself is an interactive social crowdfunding platform that provides public and private companies with broad-based exposure for their Regulation CF and Regulation A offerings. The program airs weekly on CheddarTV and generates revenue from issuer fees related to appearances, marketing, advertising, and content production. As of March 31, 2026, Go Fund Yourself is currently dormant, and the Company is evaluating strategic alternatives for this business line on a go-forward basis.

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

As of March 31, 2026, the Company had staked 221,221,344 units of TON on the TON blockchain. For the three months ended March 31, 2026, the Company earned 2,175,183 units of TON and recognized revenue from staking rewards of $3,002.

In April 2026, The Open Network implemented upgrades to its TON Virtual Machine (TVM), the network’s execution layer, and Catchain 2.0, its consensus mechanism, enhancing overall network efficiency and validation throughput. The Company, in coordination with its service providers, was well positioned to benefit from improved staking yields associated with these changes. Gross staking yields for April were 1.39% vs 0.34% in March.

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

TON Treasury Strategy

On August 7, 2025, the Company completed transactions involving entry into a subscription agreement with certain institutional investors for a private placement in public equity, offering an aggregate of 57,024,121 shares of Common Stock of the Company, par value $0.0001 per share, at an offering price of $9.51 per share, and pre-funded warrants to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. The gross proceeds from the PIPE, before deducting the placement agent fees and offering expenses, were approximately $558,000 funded in a combination of cash, TON and other stablecoins. The Company incurred cash and equity placement agent fees of $11,423 and $10,452, respectively, and offering expenses of $13,155. The placement agent equity fee was comprised of 512,860 shares of Common Stock of the Company. Approximately one-third of the PIPE Subscribers have agreed to lock-up restrictions with the Company (the “Lock-Up Investors”) whereby they will not sell or transfer the Acquired Securities for six months, with respect to all of the Acquired Securities held by such PIPE Subscribers, or for 12 months, with respect to 50% of the Acquired Securities held by each such PIPE Subscriber, in each case measured from the date of execution of the Subscription Agreement, subject to customary exceptions. The Lock-Up Investors that contributed Toncoin not eligible for trading or transfer (the “Locked Toncoin”) are also subject to Lock-Up Restrictions with respect to the Acquired Securities issued as consideration for the Locked Toncoin for the same duration as the Locked Toncoin are not eligible for trading or transfer. The Locked Toncoin do not have any restrictions regarding staking and can be staked by the Company to generate staking revenue. On August 21, 2025, the Company announced the start of its TON Treasury Strategy and used the net proceeds from the PIPE to acquire Toncoin, the native Digital Asset currency of The Open Network blockchain.

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

Hiring of Chief Executive Officer

On April 16, 2026, the Company announced the appointment of Kevin Wilson as Chief Executive Officer, effective May 4, 2026. Mr. Wilson will receive an annual base salary of $950 thousand, a target annual bonus opportunity of 100% of salary as determined by the Board, a one-time $250 thousand signing bonus, and an equity award representing 2% of fully diluted shares to be approved by the Board, along with standard benefits and severance eligibility. Mr. Wilson brings more than 20 years of experience across financial markets, institutional trading and digital assets, including recent leadership roles focused on cryptocurrency trading and blockchain-based initiatives. The Company believes Mr. Wilson’s experience in digital asset markets and scaling trading platforms will support its strategy of building a digital asset treasury centered on Toncoin and advance the Company’s broader growth initiatives.

Results of Operations

TON Strategy Company (Consolidated)

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$5,253	$1,305	$3,948

Cost of revenue	1,296	596	700
Gross profit	3,957	709	3,248

Operating expenses
Depreciation and amortization	19	37	(18)
General and administrative	7,823	3,331	4,492
Total operating expenses	7,842	3,368	4,474

Operating loss	(3,885)	(2,659)	(1,226)

Other income (expense), net
Interest income	340	121	219
Unrealized (gain) loss on investments	(64)	83	(147)
Other income (expense), net	585	17	568
Net gain (loss) on fair value of Digital Assets	(87,928)	-	(87,928)
Total other income (expense), net	(87,067)	221	(87,288)

Net income (loss) before income taxes	$(90,952)	$(2,438)	$(88,514)

Revenue

Revenue was $5,253 for the three months ended March 31, 2026, as compared to $1,305 for the three months ended March 31, 2025. The revenue increase of $3,948, representing an increase of 303%, is primarily attributable to revenue received from our TON segment of $3,002 which began its operations during the three months ended September 30, 2025.

Cost of Revenue

Cost of revenue was $1,296 for the three months ended March 31, 2026, as compared to $596 for the three months ended March 31, 2025. The cost of revenue increase of $700, representing an increase of 117%, is primarily attributable to revenue received from our TON segment of $3,002 which began its operations during the three months ended September 30, 2025 which has experienced a higher gross margin than the other segments.

Operating Expenses

Depreciation and amortization expenses were $19 for the three months ended March 31, 2026, as compared to $37 for the three months ended March 31, 2025.

General and administrative expenses including stock compensation expense were $7,823 for the three months ended March 31, 2026, as compared to $3,331 for the three months ended March 31, 2025. The increase of $4,492 is due to increases in legal fees of $1,670, personnel costs of $1,250, Kingsway advisory fees of $701, insurance of $411, and professional fees of $383. All of these increases are attributable to the TON segment, which began its operations during the three months ended September 30, 2025.

Other Income (Expense), net

Other expense, net, for the three months ended March 31, 2026 was $(87,067), which was primarily attributable to an unrealized loss related to the Company’s Digital Asset holdings of $(87,928).

Three Months Ended March 31, 2026 as Compared to the Three Months Ended December 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026 and December 31, 2025 (in thousands):

	Three Months Ended,
	March 31, 2026	December 31, 2025	Change
Revenue	$5,253	$5,742	$(489)

Cost of revenue	1,296	2,307	(1,011)
Gross profit	3,957	3,435	522

Operating expenses
Depreciation and amortization	19	84	(65)
Impairment	-	3,131	(3,131)
General and administrative	7,823	9,362	(1,539)
Total operating expenses	7,842	12,577	(4,735)

Operating loss	(3,885)	(9,142)	5,257

Other income (expense), net
Interest income	340	532	(192)
Unrealized (gain) loss on investments	(64)	-	(64)
Other income (expense), net	585	419	166
Net gain (loss) on fair value of Digital Assets	(87,928)	(234,515)	146,587
Total other income (expense), net	(87,067)	(233,564)	146,497

Net income (loss) before income taxes	$(90,952)	$(242,706)	$151,754

Revenue

Revenue was $5,253 for the three months ended March 31, 2026, as compared to $5,742 for the three months ended December 31, 2025. The revenue decrease of $489, or 9%, is primarily attributable to lower MARKET.live segment revenue, along with a decline in Toncoin prices during the period compared to the prior quarter.

Cost of Revenue

Cost of revenue was $1,296 for the three months ended March 31, 2026, as compared to $2,307 for the three months ended December 31, 2025. The cost of revenue decrease of $1,011, or 44%, is primarily attributable to lower margin revenue and amortization of software development costs of $258 in the prior quarter with no similar expense in the current quarter both attributable to the MARKET.live segment and a general decrease overall due to a decrease in revenue of 9%.

Operating Expenses

Depreciation and amortization expenses were $19 for the three months ended March 31, 2026, as compared to $84 for the three months ended December 31, 2025.

General and administrative expenses were $7,823 for the three months ended March 31, 2026, as compared to $9,362 for the three months ended December 31, 2025. The decrease of $1,539, or 16%, is primarily due to decreases in professional services of $852, credit loss expense of $527, share-based compensation of $462, personnel costs of $354, and Kingsway advisory fees of $297 all partially offset by an increase in legal fees of $890.

Other Income (Expense), net

Other expense, net, for the three months ended March 31, 2026 was $(87,067), which was primarily attributable to an unrealized loss related to the Company’s Digital Asset holdings of $(87,928).

TON Segment

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$3,002	$-	$3,002

Cost of revenue	156	-	156
Gross profit	2,846	-	2,846

Operating expenses
Depreciation and amortization	1	-	1
General and administrative	6,656	-	6,656
Total operating expenses	6,657	-	6,657

Operating loss	(3,811)	-	(3,811)

Other income (expense), net
Interest income	299	-	299
Unrealized gain (loss) on investments	-	-	-
Other income (expense), net	-		-
Net gain (loss) on fair value of Digital Assets	(87,928)	-	(87,928)
Total other income (expense), net	(87,629)	-	(87,629)

Net income (loss) before income taxes	$(91,440)	$-	$(91,440)

Revenue

Revenue was $3,002 for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025. The revenue increase is attributable to revenue received from our TON segment of $3,002 which began its operations during the three months ended September 30, 2025.

Cost of Revenue

Cost of revenue was $156 for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025. The cost of revenue increase is attributable to revenue received from our TON segment of $3,002 which began its operations during the three months ended September 30, 2025.

Operating Expenses

General and administrative expenses including stock compensation expense were $6,656 for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025.

Other Income (Expense), net

Other expense, net, for the three months ended March 31, 2026 was $(87,629), which was primarily attributable to an unrealized loss related to the Company’s Digital Asset holdings of $(87,928).

Three Months Ended March 31, 2026 as Compared to the Three Months Ended December 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026 and December 31, 2025 (in thousands):

	Three Months Ended,
	March 31, 2026	December 31, 2025	Change
Revenue	$3,002	$3,270	$(268)

Cost of revenue	156	205	(49)
Gross profit	2,846	3,065	(219)

Operating expenses
Depreciation and amortization	1	-	1
Impairment	-	-	-
General and administrative	6,656	6,746	(90)
Total operating expenses	6,657	6,746	(89)

Operating loss	(3,811)	(3,681)	(130)

Other income (expense), net
Interest income	299	451	(152)
Unrealized gain (loss) on investments	-	-	-
Other income (expense), net	-	-	-
Net gain (loss) on fair value of Digital Assets	(87,928)	(234,515)	146,587
Total other income (expense), net	(87,629)	(234,064)	146,435

Net income (loss) before income taxes	$(91,440)	$(237,745)	$146,305

Revenue

Revenue was $3,002 for the three months ended March 31, 2026, as compared to $3,270 for the three months ended December 31, 2025. The revenue decrease of $268, or 8%, is primarily attributable to lower Toncoin prices during the period compared to the prior quarter.

Cost of Revenue

Cost of revenue was $156 for the three months ended March 31, 2026, as compared to $205 for the three months ended March 31, 2025. The cost of revenue decrease is primarily attributable to a decrease in revenue.

Operating Expenses

General and administrative expenses were $6,656 for the three months ended March 31, 2026, as compared to $6,746 for the three months ended December 31, 2025. The decrease of $90, or 1%, is due to decreases in professional fees of $772, share-based compensation of $308, Kingsway advisory fees of $297, and other costs of $141, all partially offset by increases in legal fees of $831 and personnel costs of $597.

Other Income (Expense), net

Other expense, net, for the three months ended March 31, 2026 was $(87,629), which was primarily attributable to an unrealized loss related to the Company’s Digital Asset holdings of $(87,928).

Digital Media (MARKET.live, LyveCom, and Go Fund Yourself - Excludes TON segment)

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$2,251	$1,305	$946

Cost of revenue	1,140	596	544
Gross profit	1,111	709	402

Operating expenses
Depreciation and amortization	18	37	(19)
General and administrative	1,167	3,331	(2,164)
Total operating expenses	1,185	3,368	(2,183)

Operating loss	(74)	(2,659)	2,585

Other income (expense), net
Interest income	41	121	(80)
Unrealized gain (loss) on investments	(64)	83	(147)
Other income (expense), net	585	17	568
Net gain (loss) on fair value of Digital Assets	-	-	-
Total other income (expense), net	562	221	341

Net income (loss) before income taxes	$488	$(2,438)	$2,926

Revenue

Revenue was $2,251 for the three months ended March 31, 2026, as compared to $1,305 for the three months ended March 31, 2025. The revenue increase of $946, or 72%, is primarily attributable to revenue growth from our MARKET.live business unit services packages.

Cost of Revenue

Cost of revenue was $1,140 for the three months ended March 31, 2026, as compared to $596 for the three months ended March 31, 2025. The cost of revenue increase of $544, or 91%, is primarily attributable to a 72% increase in revenue.

Operating Expenses

Depreciation and amortization expenses were $18 for the three months ended March 31, 2026, as compared to $37 for the three months ended March 31, 2025.

General and administrative expenses were $1,167 for the three months ended March 31, 2026, as compared to $3,331 for the three months ended March 31, 2025. The decrease of $2,164, or 65%, is due to decreases in share-based compensation of $1,054, professional fees of $387, advertising costs of $284, personnel costs of $226, software costs of $184, and legal fees of $93; all partially offset by increases in insurance and other costs of $64. The primary driver of lower costs in the Digital Media division is due to public company costs being absorbed by the TON segment in the current quarter and costs associated with the Lyvecom acquisition in the prior year quarter combined with the software costs being lower as a result of this acquisition that occurred in April 2025.

Other Income, net

Other income, net, for the three months ended March 31, 2026 was $562, which was primarily attributable to the write-off of a contingent liability related to the Lyvecom acquisition.

Three Months Ended March 31, 2026 as Compared to the Three Months Ended December 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026 and December 31, 2025 (in thousands):

	Three Months Ended,
	March 31, 2026	December 31, 2025	Change
Revenue	$2,251	$2,472	$(221)

Cost of revenue	1,140	2,102	(962)
Gross profit	1,111	370	741

Operating expenses
Depreciation and amortization	18	84	(66)
Impairment	-	3,131	(3,131)
General and administrative	1,167	2,616	(1,449)
Total operating expenses	1,185	5,831	(4,646)

Operating loss	(74)	(5,461)	5,387

Other income (expense), net
Interest income	41	81	(40)
Unrealized gain (loss) on investments	(64)	-	(64)
Other income (expense), net	585	419	166
Net gain (loss) on fair value of Digital Assets	-	-	-
Total other income (expense), net	562	500	62

Net income (loss) before income taxes	$488	$(4,961)	$5,449

Revenue

Revenue was $2,251 for the three months ended March 31, 2026, as compared to $2,472 for the three months ended December 31, 2025. The revenue decrease of $221, or 9%, is primarily attributable to a decrease in our MARKET.live services packages by eliminating lower margin contracts in March 2026.

Cost of Revenue

Cost of revenue was $1,140 for the three months ended March 31, 2026, as compared to $2,102 for the three months ended December 31, 2025. The cost of revenue decrease of $962, or 46%, is primarily attributable to the elimination of lower margin contracts related to the MARKET.live segment and a reclassification of advertising costs from general and administrative costs of $300 to cost of revenue in the prior quarter.

Operating Expenses

Depreciation and amortization expenses were $18 for the three months ended March 31, 2026, as compared to $84 for the three months ended December 31, 2025.

General and administrative expenses were $1,167 for the three months ended March 31, 2026, as compared to $2,616 for the three months ended December 31, 2025. The decrease of $1,449, or 55%, is primarily due to decreases in personnel costs of $952, credit loss expense of $527, share-based compensation of $153, personnel costs of $354, and other costs of $98; all partially offset by an increase in advertising costs of $282 resulting from a reclassification of advertising costs from general and administrative costs of $300 to cost of revenue in the prior quarter.

Other Income, net

Other income, net, for the three months ended March 31, 2026 was $562, which was primarily attributable to the write-off of a contingent liability related to the Lyvecom acquisition.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, unrealized (gain) loss on investments, and other (income) expense, and other non-recurring charges.

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

Consolidated

	Three Months Ended March 31,
(in thousands)	2026	2025

Net loss	$(90,952)	$(2,438)

Adjustments
Depreciation and amortization	19	286
Share-based compensation	1,122	958
Unrealized (gain) loss on investments	64	(83)
Other (income) expense, net	87,343	(17)
Other costs (a)	1,775	256

Total EBITDA adjustments	90,323	1,400
Modified EBITDA	$(629)	$(1,038)

(a)	Represents severance accrual for the departure of the Company’s CEO in addition to legal fees incurred related to a special investigation in 2026 and acquisition costs incurred for Lyvecom acquisition in 2025.

Digital Media (MARKET.live, LyveCom, and Go Fund Yourself - Excludes TON segment)

	Three Months Ended March 31,
(in thousands)	2026	2025

Net income (loss)	$488	$(2,438)

Adjustments
Depreciation and amortization	18	286
Share-based compensation	(96)	958
Unrealized (gain) loss on investments	64	(83)
Other (income) expense, net	(585)	(17)
Other costs (a)	48	256

Total EBITDA adjustments	(551)	1,400
Modified EBITDA	$(63)	$(1,038)

(a)	Represents legal litigation services in 2026 and severance costs in addition to acquisition costs incurred for Lyvecom acquisition in 2025.

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

Overview

As of March 31, 2026 and December 31, 2025, we had the following balances of cash, cash equivalents, and restricted cash.

(in thousands)	March 31, 2026	December 31, 2025

Cash and Cash Equivalents	$34,784	$39,493
Restricted Cash	169	169
Unrestricted Toncoin Holdings	72,446	89,628
Total	$107,399	$129,290

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

Short-term and Long-term Liquidity Needs

As of March 31, 2026, our short-term and long-term liquidity needs include the following:

●	Short-term liquidity. Our short-term liquidity needs include working capital requirements and third-party software supporting our products, marketing, and operations due within the next twelve months.

●	Long- term liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our operating leases of $63.

We expect that our existing cash and cash equivalents will be sufficient to fund our operating plans for at least twelve months from the date of this Quarterly Report.

The following is a summary of our cash flows from operating, investing, and financing activities for the quarters ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(4,687)	$(1,070)
Cash used in investing activities	(21)	(152)
Cash used in financing activities	-	(118)
Increase (decrease) in cash, cash equivalents and restricted cash	$(4,708)	$(1,340)

Cash Flows – Operating

For the three months ended March 31, 2026, our cash used in operating activities amounted to $(4,687), compared to cash used in operating activities for the three months ended March 31, 2025, of $(1,070).

Cash Flows – Investing

For the three months ended March 31, 2026, our cash flows used in investing activities amounted to $(21), primarily due to our investment in long-lived assets.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. There have been no significant and material changes in our critical accounting estimates during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

49

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 11 - Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Annual Report. The risk factors identified in our Annual Report have not changed in any material respect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

50

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025)
10.1	Form of Restricted Stock Unit Forfeiture Agreement
10.2	Securities Purchase Agreement, dated April 22, 2025, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025)
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TON STRATEGY COMPANY

Date: May 12, 2026	By:	/s/ Kevin Wilson
Kevin Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Sarah Olsen
Sarah Olsen
Chief Financial Officer
(Principle Financial Officer and Principal Accounting Officer)

52