Form 10-Q
period 2026-06-30
TON Strategy Co
filed 2026-08-11
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(702) 856-4321

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

As of August 4, 2026, there were 55,071,989 shares of common stock, $0.0001 par value per share, outstanding.

TON STRATEGY COMPANY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (the “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations, financial performance or liquidity. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Such forward-looking statements include, but are not limited to, statements regarding:

● our expectation that we will continue to acquire GRAM and expand our digital asset treasury;

● the availability of opportunities to stake GRAM;

● our incursion of significant net losses and uncertainty whether we will achieve or maintain profitable operations;

● our ability to grow and compete in the future, and to execute our business strategy;

● our ability to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments;

● our ability to attract and retain qualified management personnel; and

● our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market.

The forward-looking statements contained in this Quarterly Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including, but not limited to:

● our decision to implement a digital asset currency treasury strategy, whereby we acquire GRAM (formerly known as “Toncoin”), the native digital asset currency of The Open Network (“TON”) blockchain and our dependence on TON and GRAM as a result of this strategy;

● our financial results and the market price of our common stock may be affected by the price of GRAM, and our GRAM holdings will be less liquid than cash and cash equivalents;

● changes in the broader digital asset regulatory landscape and as it relates to TON and GRAM and our failure to comply with applicable regulatory requirements and risks related to any actions we may take to prevent or correct such failure;

● the competitive market in which we operate;

● our susceptibility to cybersecurity incidents and other internet disruptions, particularly as it relates to our holdings of GRAM;

● the impact of evolving and uncertain global economic, political, and social trends—including inflation, rising interest rates, and recession concerns—and our ability to operate and manage growth effectively in that environment;

● potential claims for rescission or damages associated with our granting some equity awards pursuant to our 2019 Stock and Incentive Compensation Plan, as amended, or the Incentive Plan, that may not have been registered or had a valid exemption from registration;

● the possibility that claims may be made to challenge the validity of certain corporate actions, notwithstanding our ratification of those actions under Nevada law; and

● other factors described in the section entitled “Risk Factors” within this Quarterly Report and in the other reports we file with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).

You should not place undue reliance on these forward-looking statements. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in our Annual Report under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the SEC, all of which you should review carefully. We qualify all of our forward-looking statements by these disclaimers.

Effective June 8, 2026, following a community governance vote, the native digital asset of The Open Network, previously known as “Toncoin” (ticker: TON), was rebranded as “Gram” (ticker: GRAM). The rebrand changed only the name and ticker of the digital asset and did not affect the underlying blockchain, the Company’s holdings of the digital asset, or its staking positions. Accordingly, the Company refers to its digital asset holdings as “Gram” or “GRAM” throughout this Quarterly Report, and references to “Toncoin” or “TON” in the Company’s previously issued filings refer to the same digital asset.

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$28,805	$39,493
Restricted cash	169	169
ERC receivable	734	734
Prepaid expenses and other current assets – related parties	-	163
Prepaid expenses and other current assets	537	1,319
Assets of discontinued operations – current	1,449	486
Total current assets	31,694	42,364

Assets of discontinued operations – non-current	2,300	9,152
Long-lived assets, net	3	20
Intangible assets, net	27	30
GRAM - unrestricted	111,339	89,628
GRAM - restricted	258,186	267,181
Other non-current assets – related party	-	2,789

Total assets	$403,549	$411,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$988	$1,522
Accounts payable – related parties	1,345	269
Accrued expenses	555	558
Accrued officers’ compensation	900	245
Liabilities of discontinued operations - current	1,169	1,995

Total current liabilities	4,957	4,589

Long-term liabilities
Liabilities of discontinued operations - non-current	46	180
Total liabilities	5,003	4,769

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 56,530,617 shares issued and outstanding both as of June 30, 2026 and December 31, 2025	6	6
Additional paid-in capital	749,784	743,207
Accumulated deficit	(351,012)	(336,725)

Total stockholders’ equity in Ton Strategy Company	398,778	406,488
Non-controlling interests of discontinued operations	(232)	(93)

Total stockholders’ equity	398,546	406,395

Total liabilities and stockholders’ equity	$403,549	$411,164

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$	$	$	$
GRAM	10,115	-	12,147	-
GRAM – related party	4,904	-	5,874	-
Total Revenue	15,019	-	18,021	-

Cost of revenue	766	-	922	-

Gross profit	14,253	-	17,099	-

Operating expenses
Depreciation and amortization	3	9	4	17
General and administrative – related parties	4,180	362	5,302	618
General and administrative	9,591	891	15,003	1,555
Total operating expenses	13,774	1,262	20,309	2,190

Operating income (loss) from continuing operations	479	(1,262)	(3,210)	(2,190)

Other income (expense), net
Interest income	272	90	571	211
Unrealized gain on investments	-	39	-	121
Other income (expense), net	82,784	-	(5,144)	(1)
Total other income (expense), net	83,056	129	(4,573)	331

Net income (loss) from continuing operations before income taxes	83,535	(1,133)	(7,783)	(1,859)

Income tax expense	2	1	2	1

Net income (loss) from continuing operations	83,533	(1,134)	(7,785)	(1,860)

Loss from discontinued operations, net of tax	(7,007)	(1,218)	(6,641)	(2,930)

Net income (loss)	76,526	(2,352)	(14,426)	(4,790)

Less: Net income (loss) attributable to non-controlling interests of discontinued operations	(225)	24	(139)	150

Net income (loss) attributable to Ton Strategy Company	76,751	(2,376)	(14,287)	(4,940)
Preferred dividends attributable to preferred shareholder	-	(85)	-	(85)
Net income (loss) attributable to common shareholders	$76,751	$(2,461)	$(14,287)	$(5,025)
Income (loss) per share from continuing operations - basic	$1.43	$(0.82)	$(0.13)	$(1.55)
Income (loss) per share from continuing operations - diluted	$1.42	$(0.82)	$(0.13)	$(1.55)
Income (loss) per share from discontinued operations – basic	$(0.11)	$(0.97)	$(0.11)	$(2.64)
Income (loss) per share from discontinued operations – diluted	$(0.11)	$(0.97)	$(0.11)	$(2.64)
Income (loss) per share attributable to common shareholders - basic	$1.32	$(1.79)	$(0.24)	$(4.19)
Income (loss) per share attributable to common shareholders - diluted	$1.31	$(1.79)	$(0.24)	$(4.19)
Weighted average number of common shares outstanding – basic	58,208,613	1,377,153	58,208,613	1,199,464
Weighted average number of common shares outstanding – diluted	58,674,690	1,377,153	58,208,613	1,199,464

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of March 31, 2026	-	$-	56,530,617	$6	$744,329	$(427,763)	$(7)	$316,565
Fair value of vested restricted stock awards and stock options	-	-	-	-	5,455	-	-	5,455
Net income (loss)	-	-	-	-	-	76,751	(225)	76,526
Balance as of June 30, 2026	-	$-	56,530,617	$6	$749,784	$(351,012)	$(232)	$398,546

For the six months ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2025	-	$-	56,530,617	$6	$743,207	$(336,725)	$(93)	$406,395
Fair value of vested restricted stock awards and stock options	-	-	-	-	6,577	-	-	6,577
Net income (loss)	-	-	-	-	-	(14,287)	(139)	(14,426)
Balance as of June 30, 2026	-	$-	56,530,617	$6	$749,784	$(351,012)	$(232)	$398,546

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of March 31, 2025	-	$-	1,113,143	$1	$204,253	$(189,658)	$(55)	$14,541

Sale of Series D Preferred Shares	5,000	5,000	-	-	(300)	-	-	4,700
Shares issued in connection with acquisition	-	-	184,812	-	1,000	-	-	1,000
Fair value of vested restricted stock awards and stock options	-	-	120,000	-	1,545	-	-	1,545
Series D Preferred Stock dividends	-	-	-	-	-	(85)	-	(85)
Net income (loss)	-	-	-	-	-	(2,376)	24	(2,352)
Balance as of June 30, 2025	-	$-	1,417,955	$1	$206,498	$(192,119)	$(31)	$19,349

For the six months ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021
Sale of Series D Preferred Shares	5,000	5,000	-	-	(300)	-	-	4,700
Shares issued in connection with acquisition	-	-	184,812	-	1,000	-	-	1,000
Fair value of vested restricted stock awards and stock options	-	-	240,023	-	2,503	-	-	2,503
Series D Preferred Stock dividends	-	-	-	-	-	(85)	-	(85)
Net income (loss)	-	-	-	-	-	(4,940)	150	(4,790)
Balance as of June 30, 2025	-	$-	1,417,955	$1	$206,498	$(192,119)	$(31)	$19,349

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025

Operating Activities:
Net loss	$(14,426)	$(4,790)
Loss from discontinued operations, net of tax	6,641	2,930

Adjustments to reconcile net loss to net cash used in operating activities, net of discontinued operations:
Depreciation and amortization	4	17
Share-based compensation	6,577	636
Income tax expense	2	1
Non-cash consideration received in the form of GRAM	(12,147)	-
Non-cash consideration received in the form of GRAM – related party	(6,776)	-
Non-cash transaction fees paid with Digital Assets	12	-
Realized (Gains) / Losses on Digital Assets	(75)	-
Unrealized (Gains) / Losses on Digital Assets	5,220	-
Unrealized gain on short-term investments - trading	-	(121)
Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other current assets	780	48
Prepaid expenses and other non-current and current assets – related parties	2,953	-
ERC receivable	-	1,724
Accounts payable – related parties	1,076	-
Accounts payable and accrued expenses	(481)	(511)
Net cash used in operating activities attributable to continuing operations	(10,640)	(66)
Net cash used in operating activities attributable to discontinued operations	(1,120)	(3,290)

Investing Activities:
Proceeds from sale of Digital Assets	1,049	-
Purchases of property and equipment	(2)	-
Purchases of investments – trading securities	-	(655)
Proceeds from sale of investments - trading securities	-	565
Purchases of intangible assets	-	(8)
Net cash provided by (used in) investing activities attributable to continuing operations	1,047	(98)
Net cash provided by (used in) investing activities attributable to discontinued operations	26	(4,390)

Financing Activities:
Proceeds from sale of preferred stock offering, net of issuance costs	-	4,700
Payment of notes payable	-	(118)
Net cash provided by financing activities	-	4,582

Net change in cash, cash equivalents, and restricted cash	(10,687)	(3,262)

Cash, cash equivalents, and restricted cash - beginning of period	39,661	8,495

Cash, cash equivalents, and restricted cash - end of period	$28,974	$5,233

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

Notes to Condensed Consolidated Financial Statements

For the Three and Six months Ended June 30, 2026 and 2025

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

Effective June 8, 2026, following a community governance vote, the native digital asset of The Open Network, previously known as “Toncoin” (ticker: TON), was rebranded as “Gram” (ticker: GRAM). The rebrand changed only the name and ticker of the digital asset and did not affect the underlying blockchain, the Company’s holdings of the digital asset, or its staking positions. Accordingly, the Company refers to its digital asset holdings as “Gram” or “GRAM” throughout this Quarterly Report on Form 10-Q, and references to “Toncoin” or “TON” in the Company’s previously issued filings refer to the same digital asset.

The Company’s core business is the management of its corporate treasury holdings of Gram. This includes staking Gram, which involves locking up tokens to help secure and validate the network in exchange for staking rewards. Through these activities, the Company seeks to support the TON ecosystem while managing its digital assets in line with applicable regulatory, accounting, and risk-management standards. The Company may also pursue other Web3 initiatives within the TON ecosystem to help promote the network’s long-term growth and adoption.

Beginning in August 2025, the Company implemented its TON Treasury Strategy, utilizing proceeds from its capital-raising activities to acquire Gram and participate in staking activities on the TON network (the “Network”). The Company formally commenced staking operations in August of 2025 and staking is now a primary source of yield generation and a core component of its digital asset treasury strategy.

As of June 30, 2026, the Company utilizes two third-party custodians—BitGo Trust Company, Inc. and Blockchain.com (Cayman) Limited—to manage and stake its Gram holdings. While the Company’s staking agreements are governed directly through these custodians, the custodians may engage third-party service providers to operate validator or staking infrastructure on their behalf. All Gram staked by the Company is deployed through single-nominator validator pools and is not commingled with assets of other clients or participants. When chosen as validators by the TON network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them.

As of June 30, 2026, the Company had 229,860,889 units of GRAM staked on the TON blockchain. During the three and six months ended June 30, 2026, the Company received staking rewards of 9,438,177 GRAM and 11,613,360 GRAM, respectively, and recognized staking revenue of $15,019 and $18,021, respectively.

Private Placement in Public Equity

On August 7, 2025, the Company completed a private investment in public equity (“PIPE”) with certain institutional investors (the “PIPE Subscribers”) pursuant to a subscription agreement. The PIPE included the sale of (i) 57,024,121 shares of common stock, par value $0.0001 per share, at a price of $9.51 per share, and (ii) pre-funded warrants to purchase up to 1,677,996 shares of common stock at a price of $9.5099 per warrant (together, the “Acquired Securities”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, is immediately exercisable, and remains outstanding until exercised in full. The PIPE generated gross proceeds of approximately $558,000, funded with a combination of cash, GRAM, and USD-denominated stablecoins (USDC and USDT), before deducting placement agent fees and offering expenses. The Company incurred cash placement agent fees of $11,423 and offering expenses of $13,155. In addition, the equity fee consisted of 512,860 shares of common stock valued at $10,452, that were issued to the placement agent.

Approximately one-third of the PIPE Subscribers (the “Lock-Up Investors”) agreed to lock-up restrictions under which they may not sell or transfer their Acquired Securities for six months (for all securities held) and 12 months (for 50% of those securities), measured from the date of the subscription agreement, subject to customary exceptions. Lock-Up Investors that contributed non-transferable Gram (“Locked Gram”) are also subject to equivalent lock-up restrictions for the Acquired Securities received as consideration for the Locked Gram. The Locked Gram may, however, be staked by the Company to generate staking revenue.

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

On August 21, 2025, the Company announced the commencement of its TON Treasury Strategy, designating Gram as its primary treasury reserve asset. The Company began purchasing Gram under this strategy and initiated staking activities during the third quarter of 2025 to earn rewards on its digital asset holdings. See Note 3 – Digital Asset Holdings and Note 10 – Stock Warrants.

As of June 30, 2026, the Company had cash and cash equivalents, restricted cash, and unrestricted GRAM holdings of $140,313.

Economic Disruption and Network Disruption

Our business, including both our traditional operations and our digital asset treasury activities involving Gram, is dependent on general economic conditions and the performance of Gram. Macroeconomic factors such as inflation, rising interest rates, foreign exchange volatility, or economic instability in jurisdictions where we or our partners operate may adversely affect demand for our products and services, as well as the value of our digital asset holdings. These conditions can also influence liquidity, capital availability, and investor sentiment across all of our business lines.

In addition, our digital asset operations are directly exposed to risks specific to the TON ecosystem. Network disruptions, validator downtime, software vulnerabilities, governance disputes, or changes in protocol parameters may impair access to our Gram holdings or reduce staking rewards. Adjustments to validator incentives, inflation rates, or reward distributions could materially alter the economics of staking. Likewise, declines in network activity, competition from other blockchains, or regulatory developments affecting Gram or related ecosystem participants could negatively impact Gram’s utility and price.

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

As of June 30, 2026, the Company has met the criterion pursuant to ASC 205-20, Discontinued Operations, as a strategic shift from operating and managing a digital media business to operating and managing a crypto currency business has occurred due to the shutdown of the Company’s Global Media Division. The shutdown of this division eliminates 2 of the 3 segments of the Company. As a result, there is only 1 segment remaining after this strategic shift. The Company’s condensed consolidated results of operations and statements of cash flows have been reclassified to reflect the presentation of discontinued operations. See Note 6 for details related to discontinued operations.

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

As of March 31, 2025, the Company had consolidated the results of Go Fund Yourself Show, LLC and Good Girl LLC as the Company had a 51% voting interest and the power to direct and control the activities of each of these entities. During 2025, the Company sold Good Girl LLC. As of June 30, 2026, the Company has consolidated the results of Go Fund Yourself Show, LLC as the Company has a 51% voting interest and the power to direct and control the activities of this entity. The equity interests of others who own less than 50% in Go Fund Yourself Show, LLC are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of income. As of June 30, 2026 and December 31, 2025, the non-controlling interest’s deficit was $232 and $93, respectively.

All of the financial results of Go Fund Yourself Show, LLC are classified as discontinued operations in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, and in its condensed consolidated statements of income and statements of cash flows for the three and six months ended June 30, 2026 and 2025.

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

Segment Information

The Company operates as one reportable segment. The chief operating decision maker is the Chief Executive Officer, who reviews consolidated operating results to allocate resources and assess performance. Significant segment expenses regularly provided to the chief operating decision maker, other segment items, and the measure of segment profit or loss used are disclosed for each interim period presented.

Digital Assets

The Company’s digital assets are comprised of Gram. As of June 30, 2026, the Company held $369,525 of digital assets comprised of Gram which is in the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets at fair value. The Company reflects digital assets held at fair value on the consolidated balance sheets within the GRAM – unrestricted and GRAM – restricted line items. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Binance as the principal market. The activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of income within other income, net. Realized gains and losses from the derecognition of digital assets are included in other income, net in the consolidated statements of income. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures are included in Note 3 – Digital Asset Holdings. Sales and purchases of digital assets are reflected as cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

The Company’s digital wallets infrequently receive miscellaneous deposits of Gram, commonly referred to as “dust,” and represent unsolicited transactions. Owing to the underlying blockchain mechanics, it is both economically and technically impractical to remove these balances. The Company maintains control over the related Gram units and anticipates realizing potential future economic benefit from these deposits. The miscellaneous deposits are recorded in other income, net in the unaudited condensed consolidated statements of income.

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

TON Strategy revenue is derived from staking rewards. The Company recognizes staking rewards as revenue in accordance with ASC 606. As the amount of rewards are not known by the Company until a validation activity is completed, the staking rewards are constrained under the Topic 606 guidance on variable consideration. Staking rewards are recognized as revenue at the end of each validation round, or block processing time, or when earned and measurable and to the extent that it is probable that a significant reversal would not occur. The amount of revenue recognized is measured at fair value and is presented net of validator or other protocol fees. The Company acts as an agent in staking transactions as it provides access to its Gram to third-party validator operators who perform the technical validation responsibilities on the blockchain.

Cost of Revenue

Cost of revenue consists primarily of staking service fees charged by the Company’s third-party custodians and validation fees incurred in connection with the Company’s staking activities on the TON blockchain.

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

Gains and losses resulting from remeasurements, impairments, or observable price changes are included in Other income (expense) in the accompanying consolidated statements of income. The Company reevaluates the basis of its investments as of each balance sheet date and updates its carrying values as necessary.

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

The Company evaluates the convertible notes receivable for impairment at each reporting period in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). The allowance for credit losses, if any, reflects management’s estimate of expected credit losses over the life of the instrument, based on historical experience, credit quality, and other relevant factors. As of June 30, 2026 and December 31, 2025, the allowance for long term credit losses balance was $346 and $310, respectively. See Note 6 – Discontinued Operations.

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

In connection with the Company’s decision to wind down and discontinue all business segments in the Global Digital Media Division, the Company recorded an impairment of $5,165 within loss from disposition of discontinued operations for the three months ended June 30, 2026. See Note 6 – Discontinued Operations.

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

As discussed in Note 1 – Description of the Business, the Company holds certain Gram digital assets that are subject to restrictions on trading and transfer. Pursuant to the guidance of ASC 820, the restrictions are specific to the Company and would not be transferred with the assets in a theoretical sale. The Company does not consider these restrictions to be part of the unit of account, and the restrictions are not factored into the fair value measurement of the digital assets.

As discussed in Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures, the Company stakes its Gram digital assets. While assets are staked, they are held in a smart contract for the duration of the validation round. The Company maintains control over the staked Gram during this time. The Company can unstake its Gram at any time and the Gram will be returned to the Company within eighteen hours, the period to complete the validation round. Given the short-term nature of this lock up period, the Company does not consider the protocol restrictions to be part of the unit of account, and the restrictions are not factored into the fair value measurement of the digital assets.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of income each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed consolidated balance sheet. Refer to Note 4 – Investments and Fair Value Measurements for further details.

Digital Assets Embedded Derivatives

Certain custodial fees and staking fees payable included in accounts payable may be denominated in digital assets. These payables are hybrid instruments consisting of payable host contracts containing embedded derivatives driven by changes in fair value of the underlying digital assets. The payable host contracts are recorded at fair value at the time the Company is charged based on the fair value of the underlying digital assets at that time. The embedded derivatives are carried at fair value, with changes in fair value recognized in other income, net on the consolidated statements of income. The payable host contracts and embedded derivatives are included in accounts payable on the consolidated balance sheets. Cash flows related to the embedded derivatives are recognized as adjustments to reconcile net loss used in operating activities in the condensed consolidated statements of cash flows.

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

For the three and six months ended June 30, 2026 and 2025, no dilutive potential shares of common stock were included in the computation of diluted net loss per share because their impact was anti-dilutive except for vested restricted stock awards for the three months ended June 30, 2026 as their inclusion are considered to have a dilutive impact on EPS. The number of vested restricted stock units is considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes.

As of June 30, 2026, and 2025, the Company had total outstanding options of 25,507 and 31,251, respectively, outstanding warrants of 1,681,392 and 3,396, respectively, and outstanding restricted stock units of 47,824 and 365,661, respectively.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the six months ended June 30, 2026 and 2025:

	Six months Ended June 30,
	2026	2025
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10% and in the aggregate	No customers individually over 10% and in the aggregate

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor accounted for 15% of its purchases individually and in the aggregate	No vendors accounted for greater than 10% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Six months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1
Cash paid for income taxes attributable to continuing operations	$2	$1
Cash paid for income taxes attributable to discontinued operations	$21	$2

Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
		-
Settlement of accounts receivable with non-marketable equity securities	$-	$563
Issuance of common shares in connection with the purchase of Lyvecom	-	1,000
Addition of contingent liability recorded in connection with the purchase of Lyvecom	$-	$600

Recent Accounting Pronouncements

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

3. DIGITAL ASSET HOLDINGS

Digital Assets

The following table sets forth the units held, cost basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Units	Cost Basis	Fair Value

Balance, June 30, 2026
GRAM	230,520,792	$747,001	$369,525
Total	230,520,792	$747,001	$369,525

	Units	Cost Basis	Fair Value

Balance, December 31, 2025
GRAM	219,709,826	$730,740	$356,809
Total	219,709,826	$730,740	$356,809

Cost basis is equal to the cost of the digital assets inclusive of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement (midnight UTC). Of the units of GRAM presented above 69,456,693 units are unrestricted and 161,064,099 units are subject to restriction. Refer to Note 13 – Subsequent Events for further discussion on the fair value of the units of GRAM held.

The following tables represent a reconciliation of GRAM – Unrestricted digital assets held at June 30, 2026:

For the three months ended June 30, 2026

Fair Value, March 31, 2026	$72,446
Receipt of GRAM from staking	15,772
Sale of GRAM	(975)
Non-cash transaction fees	(2)
Vesting of locked GRAM	2,484
Unrealized gain	21,614
Fair Value, June 30, 2026	$111,339

For the six months ended June 30, 2026

Fair Value, December 31, 2025	$89,628
Receipt of GRAM from staking	18,923
Sale of GRAM	(975)
Non-cash transaction fees	(12)
Vesting of locked GRAM	4,977
Unrealized loss	(1,202)
Fair Value, June 30, 2026	$111,339

The receipts of GRAM from staking represent the rewards earned from staking activities. The sale of GRAM represents the Company’s sale of GRAM units during the period. The vesting of Locked GRAM represents restricted GRAM that vested during the period and was reclassified to unrestricted GRAM. During the three and six months ended June 30, 2026, the Company recognized cumulative realized gains of $75, and no realized losses from the sale of unrestricted GRAM and the use of unrestricted GRAM to pay gas fees and transaction costs.

The following tables represent a reconciliation of GRAM – Restricted digital assets held at June 30, 2026:

For the three months ended June 30, 2026

Fair Value, March 31, 2026	$199,580
Vesting of locked GRAM	(2,484)
Unrealized gain	61,090
Fair Value, June 30, 2026	$258,186

For the six months ended June 30, 2026

Fair Value, December 31, 2025	$267,181
Vesting of locked GRAM	(4,977)
Unrealized loss	(4,018)
Fair Value, June 30, 2026	$258,186

The vesting of Locked GRAM represents restricted GRAM that vested during the period and was reclassified to unrestricted GRAM. During the three and six months ended June 30, 2026, the Company recognized no realized gains or losses from the use of restricted GRAM to pay gas fees and transaction costs.

Restricted Digital Assets

The following table sets forth the fair value of unrestricted and restricted GRAM digital assets held, as shown on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

GRAM – Unrestricted	$111,339	$89,628
GRAM – Restricted	258,186	267,181
Total	$369,525	$356,809

Through contributions from the PIPE the Company received 18,007,358 units of GRAM subject to Locked GRAM vesting restrictions. See Note 12 – Related Party Transactions. The Locked GRAM is a smart contract mechanism on the TON blockchain. The smart contract includes a start time, a total duration, and a cliff period. The GRAM vests monthly on a 30-day cycle.

During the year ended December 31, 2025 the Company made purchases of 177,790,167 units of GRAM from two different parties subject to legal restrictions enforced through purchase agreements. The total lock-up period is four years for each purchase and commenced on July 31, 2025 and August 4, 2025. The GRAM is subject to an initial 12-month lock-up with 25% unlocked after the first year and the remaining 75% vesting ratably each month for the remaining 36 months. On November 3 2025, restrictions on approximately 28,773,971 units of GRAM were lifted and those units are no longer subject to the lock-up period or vesting schedule.

Refer to Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures for discussion on fair value considerations of the restrictions.

Although the restricted units of GRAM are not eligible for trading or transfer, the restricted or Locked GRAM do not carry any restrictions regarding staking and all restricted GRAM can be staked by the Company to generate staking revenue. During the three and six months ended June 30, 2026, 1,725,764 units and 3,455,950 units of restricted GRAM vested, respectively. The table below sets forth the units of GRAM that will vest during subsequent years:

Year ending	GRAM units to vest
2026	52,879,765
2027	43,669,472
2028	39,581,312
2029	24,933,550
Total units of GRAM to vest	161,064,099

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company invests its surplus funds in excess of operational and capital requirements in an overnight sweep account that is comprised of cash equivalents, with the objectives of delivering competitive returns while maintaining a high degree of liquidity.

A summary of our short-term investments are as follows:

	June 30, 2026	December 31, 2025

Equity securities	$-	$-
Bifurcated embedded derivative asset	404	-
Short-term investments	$404	$-

A summary of our long-term investments are as follows:

	June 30, 2026	December 31, 2025

Equity securities	$350	$714
Bifurcated embedded derivative asset	588	890
Long-term investments	$938	$1,604

See Note 6 – Discontinued Operations.

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

Valuation Techniques

Bifurcated Embedded Derivative Assets

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date. The fair value of the embedded derivative was calculated using a with and without method at issuance and revalued at the end of the reporting period using a Monte Carlo simulation model that used various assumptions related to term of the underlying agreement, equity value of the issuer, expected volatility, risk-free interest rate, credit risk adjusted rate, and the probability, timing, size of the future qualified financing or non-qualified financing rounds. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s condensed consolidated statements of income will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $992 and $890 as of June 30, 2026 and December 31, 2025, respectively.

Issuer of Promissory Convertible Note	Measurement Date	Principal	Weighted- Average	Derivative Value	Valuation Technique

Customer A	September 30, 2025	45	38.2%	17.19	Monte Carlo Simulation
Customer B	September 30, 2025	60	21.8%	13.08	Monte Carlo Simulation
Customer C	June 30, 2025	60	26.8%	16.08	Monte Carlo Simulation
Weighted-Average Calculation		165	28.1%	46.35

Asset	Fair Value	Valuation Technique	Significant Unobservable Input	Input Value / Range	Weighted Average

Bifurcated Embedded Derivative —Promissory Convertible Notes	992	Monte Carlo Simulation	Discount Rate (Rd)	28%	28%
			Sale Multiplier	3.0x	3.0x
			Conversion Price Factor (Discount to Price)	72% of next-round price	72%
			Time to Maturity	24 months (from issuance)	Varied
			Risk-Free Interest Rate / Credit Spread	6% coupon; contract rate	N/A

Date	Total Transactions	Principal	Accrued Interest	Principal plus Accrued Interest	Valuation Technique

June 30, 2026	63	3,460	154	3,614	Monte Carlo Simulation

Financial instruments measured at fair value on a recurring basis as of June 30, 2026 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Digital assets
GRAM - unrestricted	$111,339	$-	$-	$111,339
GRAM - restricted	258,186	-	-	258,186
Total digital assets	$369,525	$-	$-	$369,525
Non-marketable equity securities
Non-marketable equity securities	$-	$-	$350	$350
Total non-marketable equity securities	$-	$-	$350	$350
Derivative assets
Bifurcated embedded derivative asset	$-	$-	$992	$992
Total derivative assets	$-	$-	$992	$992

Financial instruments measured at fair value on a recurring basis as of December 31, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Digital assets
GRAM - unrestricted	$89,628	$-	$-	$89,628
GRAM - restricted	267,181	-	-	267,181
Total digital assets	$356,809	$-	$-	$356,809
Non-marketable equity securities
Non-marketable equity securities	$-	$-	$714	$714
Total non-marketable equity securities	$-	$-	$714	$714
Derivative assets
Bifurcated embedded derivative asset	$-	$-	$890	$890
Total derivative assets	$-	$-	$890	$890

Assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2025 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Property and equipment, net	$-	$-	$258	$258
Definite-lived intangible assets, net	$-	$-	$169	$169
Indefinite-lived intangible assets	$-	$-	$10	$10

5. OPERATING LEASES

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months Ended June 30,
	2026	2025
Lease cost
Operating lease cost (included in loss from discontinued operations, net of tax in the Company’s statement of income)	$141	$119

Other information
Cash paid for amounts included in the measurement of lease liabilities	$84	$75
Weighted average remaining lease term – operating leases (in years)	1.40	2.03
Weighted average discount rate – operating leases	5.5%	6.7%

	June 30, 2026	December 31, 2025
Operating leases
Right-of-use assets	$-	$131

Short-term operating lease liabilities	$76	$129
Long-term operating lease liabilities	46	80
Total operating lease liabilities	$122	$209

Year ending	Operating Leases
2026 remaining	$59
2027	71
2028	6
2029	-
2030 and thereafter	-
Total lease payments	136
Less: Imputed interest/present value discount	(14)
Present value of lease liabilities	$122

6. DISCONTINUED OPERATIONS

The assets and liabilities of discontinued operations were as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Assets:
Accounts receivable, net	$112	$439
Short-term investments (Note 4)	404	-
Convertible notes receivable, net	930	-
Prepaid expenses and other current assets	3	47
Assets of discontinued operations - current	$1,449	$486
Goodwill	-	5,165
Long-lived assets, net	-	369
Intangible assets, net	-	18
Long-term investments (Note 4)	938	1,604
Other non-current assets, primarily convertible notes receivable	1,362	1,996
Assets of discontinued operations - non-current	$2,300	$9,152
Liabilities:
Accounts payable	$317	$352
Contract liabilities	-	151
Accrued liabilities	776	863
Contingent liability related to acquisition - current	-	500
Lease liabilities - current	76	129
Liabilities of discontinued operations - current	$1,169	$1,995
Contingent liability related to acquisition – non-current	-	100
Lease liabilities - non-current	46	80
Liabilities of discontinued operations - non-current	$46	$180

The following information presents the net revenues and major line items that comprise net loss of the Global Digital Media business for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

Net revenues	$369	$2,123

Cost of revenue, including software development amortization expense of $0 and $258, respectively	156	869

Gross profit	213	1,254

Depreciation and amortization	11	69
General and administrative expenses	981	2,857
Total operating expenses	992	2,926

Operating loss from discontinued operations	(779)	(1,672)

Other income (expense), net	(254)	455
Loss from disposition	(5,973)	-

Loss from discontinued operations before tax	(7,006)	(1,217)

Income tax expense	1	1

Loss from discontinued operations, net of tax	$(7,007)	$(1,218)

	Six Months Ended June 30,
	2026	2025

Net revenues	$2,620	$3,428

Cost of revenue, including software development amortization expense of $0 and $507, respectively	1,297	1,465

Gross profit	1,323	1,963

Depreciation and amortization	29	98
General and administrative expenses	2,269	5,268
Total operating expenses	2,298	5,366

Operating loss from discontinued operations	(975)	(3,403)

Other income, net	308	475
Loss from disposition	(5,973)	-

Loss from discontinued operations before tax	(6,640)	(2,928)

Income tax expense	1	2

Loss from discontinued operations, net of tax	$(6,641)	$(2,930)

Included as part of general and administrative expense in the two tables above is share-based compensation amounting to $0 and $1,216 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $1,867 for the six months ended June 30, 2026 and 2025, respectively.

7. COMMON STOCK

There was no common stock activity for the six months ended June 30, 2026.

See Note 13 for Subsequent Events.

8. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the six months ended June 30, 2026 is presented below.

		Weighted- Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2026	1,712,657	$7.67
Granted	-	-
Vested/deemed vested	-	-
Forfeited	(1,664,833)	7.69
Outstanding at June 30, 2026	47,824	$6.97
Awards Vested at June 30, 2026	47,824	$6.97
Awards Non-Vested at June 30, 2026	-	$-

The total stock compensation expense recognized relating to the vesting of restricted stock units for the three and six months ended June 30, 2026 and 2025 amounted to $5,455 and $1,412, and $6,577 and $2,253, respectively.

On April 28, 2026, the Company and several executive officers and directors entered into an RSU Forfeiture Agreement pursuant to which an aggregate of 1,020,823 RSU awards were forfeited. The remaining amount of unrecognized compensation related to these grants was recognized as share-based compensation expense during the three months ended June 30, 2026 due to the Company’s cancellation of these awards. See Note 13 – Subsequent Events.

9. STOCK OPTIONS

A summary of option activity for the six months ended June 30, 2026 is presented below.

		Weighted-	Weighted- Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2026	31,241	$71.29	3.52	$-
Granted	-	-	-	-
Forfeited	(5,734)	211.33	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2026	25,507	$39.81	3.18	$-

Vested at June 30, 2026	25,507	$39.81	3.18	$-

Exercisable at June 30, 2026	25,507	$39.81	3.18	$-

At June 30, 2026, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three and six months ended June 30, 2026 and 2025 amounted to $0 and $133, and $0 and $250, respectively.

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

10. STOCK WARRANTS

The Company has the following warrants outstanding as of June 30, 2026, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2026	1,681,392	$3.23	N/A	$3,339
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2026, all vested	1,681,392	$3.23	N/A	$4,279

At June 30, 2026 the intrinsic value of the outstanding warrants was $4,279.

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

11. COMMITMENTS AND CONTINGENCIES

Litigation

Meyerson Matter

The Company is currently in a dispute with a former employee of its predecessor bBooth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Ton Strategy Company, et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Ton Strategy Company (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. In October 2024, the Company bonded the judgement preventing any enforcement or collection of the judgement while the appeal is pending. As of June 30, 2026, the bonded amount is recorded and included within restricted cash on the Company’s condensed consolidated balance sheet. On July 31, 2026 the Company entered into a confidential settlement with Meyerson and the matter is now resolved.

Graham Derivative Action

On April 2, 2026, a shareholder derivative action, captioned Graham v. Stotz, et. al., No. A-26-943141-C, was filed in Clark County, Nevada, district court against current and former members of the Company’s board of directors as defendants and the Company as a nominal defendant. The plaintiff, suing derivatively on behalf of the Company, alleges that the Company’s directors breached their fiduciary duties, waste, and unjust enrichment by causing the Company to enter into an advisory services agreement with Kingsway Capital Partners Limited (“Kingsway”) and awarding excessive compensation to current and former directors, and that, as a result, the Company has suffered damages. The complaint seeks on behalf of the Company compensatory damages, disgorgement, restitution, and equitable and injunctive relief. On July 27, 2026, defendants filed motions to dismiss.

TOMS Capital Investment Management Lawsuit

On July 30, 2026, a complaint was filed in New York Supreme Court by certain investors for which TOMS Capital Investment Management LLP is an investment advisor, against the Company, Kingsway and the Company’s Executive Chairman, Manuel Stotz. The complaint alleges that defendants made misrepresentations and breached subscription agreements in connection with the Company’s August 2025 private investment in public equity (“PIPE”), including with respect to an advisory services agreement with Kingsway and the Company’s compliance with Nasdaq listing requirements. The complaint asserts claims for breach of contract and rescission against the Company and tortious interference of contract against Kingsway and Stotz. The complaint seeks a preliminary and permanent injunction enjoining the Company from using PIPE proceeds to make further payments under the advisory services agreement, along with compensatory damages, punitive damages, rescission of the subscription agreements, and attorneys’ fees and costs. On July 31, 2026, the plaintiffs filed a motion for an order to show cause. The Company is unable to estimate a possible loss or range of possible losses in connection with this proceeding.

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

Severance Agreement with Veronika Kapustina

On March 31, 2026, the Company entered into a separation agreement with Ms. Kapustina under which the Company paid in April 2026 to Ms. Kapustina a one-time severance payment equal to $850, a one-time payment for reimbursement of health care expenses and legal fees in connection with the negotiation of the severance agreement, in exchange for standard releases of liability.

Board of Directors

The Company has committed an aggregate of $488 in board fees to its three independent board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors has been elected and qualified.

Total board fees expensed during the six months ended June 30, 2026 and 2025 was $269 and $295, respectively.

12. RELATED PARTY TRANSACTIONS

Advisory Services Agreement

On August 7, 2025, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Kingsway, a firm controlled by Manuel Stotz, the Company’s Executive Chairman of the Board of Directors. Pursuant to the Advisory Services Agreement, Kingsway provides advisory and consulting services related to the expansion and diversification of the Company’s business its TON Treasury Strategy. In consideration for these services, the Company agreed to pay Kingsway, (i) a one-time set-up fee having a notional value of $3,000 and (ii) an annual advisory fee equal to 2.0% of the Company’s market capitalization payable in 12 monthly installments. Payments may be made in either Gram or cash, as mutually agreed between the parties. If paid in Gram, the amount due is determined based on the weighted-average Gram execution price as of the last day of each month. The Company will also reimburse Kingsway for reasonable out-of-pocket expenses incurred in connection with the services provided. The Advisory Services Agreement has an initial 20-year term and may be renewed for successive one-year periods upon mutual agreement, unless earlier terminated. The Company capitalized the one-time set-up fee as a prepaid asset and is amortizing over the contractual term of the agreement. For the three and six months ended June 30, 2026, the Company recognized $2,902 and $2,939, respectively, of amortization expense related to the one-time set-up fee and recognized advisory fee expense of $832 and $1,533, respectively, under the monthly installments of the annual advisory fee. Transactions with Kingsway are considered related party transactions due to the control relationship with the Company’s Executive Chairman. On August 10, 2026, the Company notified Kingsway that it had terminated the Advisory Services Agreement without a settlement, with both parties reserving all rights.

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

On November 24, 2025, the Company entered Addendum No. 1 (the “Addendum”) to the master custody agreement with Blockchain.com. Under this Addendum, for all unlocked Gram (i.e., non-smart contract locked Gram), the master custody agreement was amended for the following: (i) the custody services fee was reduced from 50 basis points to 5 basis points per annum, (ii) the rewards fee for staking rewards was reduced from 25% to 10%, (iii) the term of the Addendum and the master custody agreement is twelve months. The Company can terminate both the Addendum and master custody agreement early and incur an early termination fee equal to the monthly average of all fees paid by the Company multiplied by the number of months remaining in the term.

Pursuant to the master custody agreement, for the three and six months ended June 30, 2026, the Company incurred custody fees, staking service fees and staking rewards fees in an aggregate amount of $805 and $997, respectively.

PIPE In-kind Contributions

Certain subscribers to the PIPE including Kingsway, Blockchain.com, and Vy Capital Management Company Limited (“Vy Capital”), a greater than 5% owner of the Company, contributed cash as well as in-kind contributions. Kingsway contributed $118,141 across eight entities consisting of: (i) $35,000 of cash (ii) 8,952,656 unlocked or unrestricted Gram, and (iii) 16,047,344 Gram restricted through a smart contract. The restricted Gram were contributed in-kind through the transfer of publicly viewable smart contracts on the TON blockchain containing embedded vesting logic. The tokens are not transferable until automatically released pursuant to the programmed vesting conditions. The smart contract addresses transferred by Kingsway as part of its in-kind contribution are:

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

Merkle Tree Markets Ltd., a subsidiary of Blockchain.com contributed $19,977 consisting of: $10,000 of cash and (ii) 3,000,000 Gram restricted through a smart contract. The smart contract address transferred by Merkle Tree Markets Ltd. as part of its in-kind contribution is:

EQCI758gcdiZxC6x1ya3a3qVykRxTAjKprKHDwKV7urpHUvN

Vy Capital contributed $58,257 across two entities consisting of: (i) $25,000 of cash and (ii) 10,000,000 of unlocked or unrestricted Gram.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 11, 2026, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Repurchases of Common Stock

From July 1, 2026 to August 4, 2026, the Company repurchased 1,458,628 shares of common stock pursuant to an at-the-market issuance purchase agreement, which resulted in payments of $4,748 to the purchaser.

Liquidations of Gram

From July 1, 2026 to August 4, 2026, the Company sold 3,650,000 units of Gram for aggregate cash proceeds of $5,765.

RSU Grants for Officers and Directors

On July 21, 2026, the Company granted 212,500 restricted stock units to its directors. The restricted stock units vest on August 7, 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $748, which is being amortized as share-based compensation expense over the vesting term.

On July 21, 2026, the Company granted 1,302,500 restricted stock units to its Chief Financial Officer. Twenty-five percent of the restricted stock units vest on August 7, 2026, and one thirty-sixth of the remaining RSUs will vest on each subsequent monthly anniversary thereafter. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $4,585 which is being amortized as share-based compensation expense over the vesting term.

On July 21, 2026, the Company granted 218,000 restricted stock units to its Chief Financial Officer. The restricted stock units vest on August 7, 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $767, which is being amortized as share-based compensation expense over the vesting term.

On July 21, 2026, the Company granted 1,137,500 restricted stock units to its Chief Executive Officer. Twenty-five percent of the restricted stock units vest on May 4, 2027, and one thirty-sixth of the remaining RSUs will vest on each subsequent monthly anniversary thereafter. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $4,004 which is being amortized as share-based compensation expense over the vesting term.

On July 21, 2026, the Company granted 312,500 restricted stock units to an employee. Twenty-five percent of the restricted stock units vest on September 29, 2026, and one thirty-sixth of the remaining RSUs will vest on each subsequent monthly anniversary thereafter. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $1,100 which is being amortized as share-based compensation expense over the vesting term.

Issuances of Common Stock

On August 7, 2026, the Company issued 543,625 and 212,500 shares of its common stock to its Chief Financial Officer and directors, respectively, associated with the vesting of Restricted Stock Units.

GRAM Fair Value

As of August 4, 2026, the 230,520,792 units of Gram held by the Company as of June 30, 2026 had a fair value of $325,956.

Termination of Kingsway Advisory Agreement

On August 10, 2026, the Company notified Kingsway that it had terminated the Advisory Services Agreement dated August 7, 2025. Under the agreement, the Company was required to pay Kingsway an annual advisory fee equal to 2.0% of the Company’s market capitalization, payable monthly in arrears. The Company ceased making payments under the Agreement in March 2026, with its last payment made on March 18, 2026. Following unsuccessful settlement negotiations, the Company terminated the agreement without a settlement, and both parties have reserved all rights. The Company cannot currently estimate the amount of any loss or gain resulting from the termination and does not expect the termination to affect its TON Treasury Strategy or day-to-day operations. Kingsway is controlled by Manuel Stotz, the Company’s Executive Chairman, and is a significant stockholder of the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three- and six-month periods ended June 30, 2026 and 2025 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s core business is the management of its corporate treasury holdings of Gram, the native digital asset of the TON blockchain. This includes staking Gram, which involves locking up tokens to help secure and validate the network in exchange for staking rewards. Through these activities, the Company seeks to support the TON ecosystem while managing its digital assets in line with applicable regulatory, accounting, and risk-management standards. The Company may also pursue other Web3 initiatives within the TON ecosystem to help promote the network’s long-term growth and adoption.

Revenue Generation

The Company’s digital asset treasury strategy derives revenue from Gram staking rewards. In Gram staking activities, the Company retains the right and ability to direct the use of the underlying Gram, subject to a bonding period. As such, the Company does not derecognize the Gram when participating in staking. The Company recognizes rewards from staking as revenue in accordance with ASC 606. The Company acts as an agent in staking transactions as it provides access to its Gram to third-party validator operators who perform the technical validation responsibilities. Staking rewards are recognized as revenue at the end of each validation round, or block processing time, or when earned and measurable and when the Company’s share of rewards is known. The amount of revenue recognized is measured at fair value and is presented net of validator or other protocol fees.

As of June 30, 2026, the Company had 229,860,889 units of GRAM staked on the TON blockchain. During the three and six months ended June 30, 2026, the Company received staking rewards of 9,438,177 GRAM and 11,613,360 GRAM, respectively, and recognized staking revenue of $15,019 and $18,021, respectively.

In April 2026, The Open Network implemented upgrades to its TON Virtual Machine (TVM), the network’s execution layer, and Catchain 2.0, its consensus mechanism, enhancing overall network efficiency and validation throughput. The Company, in coordination with its service providers, was well positioned to benefit from improved staking yields associated with these changes. Gross staking yield increased to 4.27% for the three months ended June 30, 2026 from 0.99% for the three months ended March 31, 2026, primarily due to the TVM and network consensus upgrades.

Economic and Network Disruption

Our business, is heavily dependent on general economic conditions and the performance of Gram. Macroeconomic factors such as inflation, rising interest rates, foreign exchange volatility, or economic instability in jurisdictions where we or our partners operate may adversely affect demand for our products and services, as well as the value of our digital asset holdings. These conditions can also influence liquidity, capital availability, and investor sentiment across all of our business lines.

In addition, our digital asset operations are directly exposed to risks specific to the TON ecosystem. Network disruptions, validator downtime, software vulnerabilities, governance disputes, or changes in protocol parameters may impair access to our Gram holdings or reduce staking rewards. Adjustments to validator incentives, inflation rates, or reward distributions could materially alter the economics of staking. Likewise, declines in network activity, competition from other blockchains, or regulatory developments affecting TON or related ecosystem participants could negatively impact Gram’s utility and price.

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

Nasdaq Listing

On March 27, 2026, we provided notice to the Nasdaq Staff regarding our possible violation of Nasdaq Listing Rule 5635(c). The notification to Nasdaq related to our recent determination that the Excess Awards were inadvertently issued in excess of the amount available under the Incentive Plan, and such issuance of Excess Awards may have required additional shareholder approval. On March 30, 2026, we received a letter, or the Letter, from the Nasdaq Staff acknowledging our notice. On April 17, 2026, we submitted a preliminary response to Nasdaq outlining the Company’s plan for compliance. On June 18, 2026, we received a letter from Nasdaq Staff that indicted that a determination had been made to issue a reprimand to the Company (the “Reprimand Letter”). Nasdaq Staff noted in the Reprimand Letter that while the Staff determined that there were failures to comply with the Rule, those failures did not appear to have been the result of a deliberate intent to avoid compliance, and that, as such, the Staff believes that delisting the Company’s securities is not an appropriate sanction.

Forfeiture of RSUs

During the three months ended June 30, 2026, the Company experienced a non-cash stock compensation charge related to the surrender of legacy RSUs amounting to $5,455 as part of remediating the Company’s historical equity incentive plan. Because those awards were not replaced concurrently with new awards, GAAP required the remaining unrecognized compensation expense to be recognized immediately upon their forfeiture. This was an accounting acceleration rather than an economic cost and had no impact on cash flows or shareholder equity.

TON Treasury Strategy

On August 7, 2025, the Company completed transactions involving entry into a subscription agreement with certain institutional investors for a private placement in public equity, offering an aggregate of 57,024,121 shares of Common Stock of the Company, par value $0.0001 per share, at an offering price of $9.51 per share, and pre-funded warrants to purchase up to an aggregate of 1,677,996 shares of Common Stock at a purchase price per warrant of $9.5099. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the PIPE are exercised in full. The gross proceeds from the PIPE, before deducting the placement agent fees and offering expenses, were approximately $558,000 funded in a combination of cash, Gram and other stablecoins. The Company incurred cash and equity placement agent fees of $11,423 and $10,452, respectively, and offering expenses of $13,155. The placement agent equity fee was comprised of 512,860 shares of Common Stock of the Company. Approximately one-third of the PIPE Subscribers agreed to lock-up restrictions with the Company (the “Lock-Up Investors”) whereby they will not sell or transfer the Acquired Securities for six months, with respect to all of the Acquired Securities held by such PIPE Subscribers, or for 12 months, with respect to 50% of the Acquired Securities held by each such PIPE Subscriber, in each case measured from the date of execution of the Subscription Agreement, subject to customary exceptions. The Lock-Up Investors that contributed Gram not eligible for trading or transfer (the “Locked Gram”) are also subject to Lock-Up Restrictions with respect to the Acquired Securities issued as consideration for the Locked Gram for the same duration as the Locked Gram are not eligible for trading or transfer. The Locked Gram do not have any restrictions regarding staking and can be staked by the Company to generate staking revenue. On August 21, 2025, the Company announced the start of its TON Treasury Strategy and used the net proceeds from the PIPE to acquire Gram, the native Digital Asset currency of The Open Network blockchain.

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

Effective June 8, 2026, following a community governance vote, the native digital asset of The Open Network, previously known as “Toncoin” (ticker: TON), was rebranded as “Gram” (ticker: GRAM). The rebrand changed only the name and ticker of the digital asset and did not affect the underlying blockchain, the Company’s holdings of the digital asset, or its staking positions. Accordingly, the Company refers to its digital asset holdings as “Gram” or “GRAM” throughout this Quarterly Report on Form 10-Q, and references to “Toncoin” or “TON” in the Company’s previously issued filings refer to the same digital asset.

TON blockchain is a layer-1 blockchain designed to be a scalable, user-friendly platform that supports various decentralized applications. Operating on a Proof of Stake consensus model, TON aims to enhance network scalability, security, and energy efficiency. Validators help secure, and run, TON, which is accomplished by staking Gram, earning rewards for their participation, and contributing to the network’s overall stability. Gram is also used for paying transaction and gas fees and participating in governance. The functionality of TON depends on the use of Gram to power transactions and smart contracts that are essential to the applications built on top of TON. Furthermore, the use of Gram by validators facilitates the security features on which TON relies.

From 2023 to 2024, Gram experienced significant growth in active addresses and wallets. Moreover, in 2024, TON blockchain was the fastest growing blockchain by transactions. In January 2025, Telegram and the TON Foundation announced that TON blockchain would become the exclusive blockchain infrastructure powering Telegram’s Mini App ecosystem, allowing Telegram users to use Gram within Telegram without leaving the interface. This enables TON to leverage Telegram’s fast-growing user population to scale distribution. In July 2025, TON Wallet, a self-custodial wallet built into Telegram’s interface, went live in the United States.

The Company is focused on the accumulation of Gram for long-term investment, whether acquired through deployment of proceeds from capital raising transactions, staking rewards or via open market purchases. The Company aims to steadily expand its Gram treasury, stake Gram, and to support the development of a tokenized economy inside Telegram’s billion-user platform.

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

On August 10, 2026, after the parties were unable to reach a negotiated settlement, the Company notified Kingsway that it had terminated the advisory services agreement without a settlement. The Company ceased making monthly payments under the agreement in March 2026, with its last payment made on March 18, 2026. Both parties have reserved all rights. As of the date of this filing, the Company cannot estimate the amount of any loss or gain resulting from the termination. The Company does not expect the termination to affect its TON Treasury Strategy or day-to-day operations. Kingsway is controlled by Manuel Stotz, the Company’s Executive Chairman, and is a significant stockholder of the Company.

Hiring of Chief Executive Officer

On April 16, 2026, the Company announced the appointment of Kevin Wilson as Chief Executive Officer, effective May 4, 2026. Mr. Wilson will receive an annual base salary of $950 thousand, a target annual bonus opportunity of 100% of salary as determined by the Board, a one-time $250 thousand signing bonus, and an equity award representing 2% of fully diluted shares to be approved by the Board, along with standard benefits and severance eligibility. Mr. Wilson brings more than 20 years of experience across financial markets, institutional trading and digital assets, including recent leadership roles focused on cryptocurrency trading and blockchain-based initiatives. The Company believes Mr. Wilson’s experience in digital asset markets and scaling trading platforms will support its strategy of building a digital asset treasury centered on Gram and advance the Company’s broader growth initiatives.

Results of Operations

Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

The following is a comparison of our results of continuing operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change

Revenue	$15,019	$-	$15,019

Cost of Revenue	766	-	766

Gross profit	14,253	-	14,253

Operating expenses
Depreciation and amortization	3	9	(6)
General and administrative	13,771	1,253	12,518
Total operating expenses	13,774	1,262	12,512

Operating income (loss) from continuing operations	479	(1,262)	1,741

Other income (expense), net
Interest income	272	90	182
Unrealized gain (loss) on investments	-	39	(39)
Other income (expense), net	2	-	2
Net gain (loss) on fair value of Digital Assets	82,782	-	82,782
Total other income (expense), net	83,056	129	82,927

Net income (loss) from continuing operations before income taxes	$83,535	$(1,133)	$84,668

Revenue

Revenue was $15,019 for the three months ended June 30, 2026, as compared to no revenue for the three months ended June 30, 2025. The increase was due to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025. As a result, no comparable staking revenue was recognized during the prior-year comparable period.

Cost of Revenue

Cost of revenue was $766 for the three months ended June 30, 2026, as compared to $0 for the three months ended June 30, 2025. The increase was due to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025. As a result, no comparable cost of revenue was recognized during the prior-year comparable period.

Operating Expenses

Depreciation and amortization expenses were $3 for the three months ended June 30, 2026, as compared to $9 for the three months ended June 30, 2025.

General and administrative expenses for the three months ended June 30, 2026 were $13,771, as compared to $1,253 for the three months ended June 30, 2025, reflecting an increase of $12,518. During the period, the Company experienced a non-cash stock compensation charge related to the surrender of legacy RSUs amounting to $5,455 as part of remediating the Company’s historical equity incentive plan. Because those awards were not replaced concurrently with new awards, GAAP required the remaining unrecognized compensation expense to be recognized immediately upon their forfeiture. This was an accounting acceleration rather than an economic cost and had no impact on cash flows or shareholder equity.

General and administrative expenses excluding share-based compensation expense for the three months ended June 30, 2026 were $8,316 as compared to $924 for the three months ended June 30, 2025, reflecting an increase of $7,392. The increase in general and administrative expenses excluding share-based compensation expense is primarily due to increases in amortization of advisory fees resulting from the Kingsway agreement of $2,902, personnel costs of $1,740, advisory fees resulting from the Kingsway agreement of $832, legal fees of $735, directors’ and officers’ insurance of $403, professional fees of $347, investor relations of $130 and asset custody fees of $124.

Other Income (Expense), net

Other income (expense), net, was $83,056 for the three months ended June 30, 2026. The amount was primarily attributable to an unrealized gain of $82,707 on the Company’s GRAM holdings resulting from an increase in the fair value of GRAM during the period.

Three Months Ended June 30, 2026 as Compared to the Three Months Ended March 31, 2026

The following is a comparison of our results of continuing operations for the three months ended June 30, 2026 and March 31, 2026 (in thousands):

	Three Months Ended,
	June 30, 2026	March 31, 2026	Change

Revenue	$15,019	$3,002	$12,017

Cost of Revenue	766	156	610

Gross profit	14,253	2,846	11,407

Operating expenses
Depreciation and amortization	3	1	2
General and administrative	13,771	6,534	7,237
Total operating expenses	13,774	6,535	7,239

Operating income (loss) from continuing operations	479	(3,689)	4,168

Other income (expense), net
Interest income	272	299	(27)
Other income (expense), net	2	-	2
Net gain (loss) on fair value of Digital Assets	82,782	(87,928)	170,710
Total other income (expense), net	83,056	(87,629)	170,685

Net income (loss) from continuing operations before income taxes	$83,535	$(91,318)	$174,853

Revenue

Revenue was $15,019 for the three months ended June 30, 2026, compared to $3,002 for the three months ended March 31, 2026. The increase of $12,017, or 400%, was primarily attributable to higher staking rewards earned during the period, reflecting enhanced network efficiency and validation throughput following upgrades to the TON Virtual Machine and network consensus upgrade implemented on the TON blockchain during the three months ended June 30, 2026.

Cost of Revenue

Cost of revenue was $766 for the three months ended June 30, 2026, as compared to $156 for the three months ended March 31, 2026. The cost of revenue increase of $610, or 391%, is consistent with the revenue increase of 400%. The gross profit for the three months ended June 30, 2026 and the three months ended March 31, 2026 remained constant at 95%.

Operating Expenses

Depreciation and amortization expenses were $3 for the three months ended June 30, 2026, as compared to $1 for the three months ended March 31, 2026.

General and administrative expenses were $13,771 for the three months ended June 30, 2026, as compared to $6,534 for the three months ended March 31, 2026, reflecting an increase of $7,237. During the period, the Company experienced a non-cash stock compensation charge related to the surrender of legacy RSUs amounting to $5,455 as part of remediating the Company’s historical equity incentive plan. Because those awards were not replaced concurrently with new awards, GAAP required the remaining unrecognized compensation expense to be recognized immediately upon their forfeiture. This was an accounting acceleration rather than an economic cost and had no impact on cash flows or shareholder equity.

General and administrative expenses excluding share-based compensation expense for the three months ended June 30, 2026 were $8,316 as compared to $5,412 for the three months ended March 31, 2026, reflecting an increase of $2,904 primarily due to an increase in amortization of advisory fees resulting from the Kingsway agreement of $2,865.

Other Income (Expense), net

Other income (expense), net, was $83,056 for the three months ended June 30, 2026, compared to $(87,629) for the three months ended March 31, 2026. The improvement was primarily attributable to an increase in the fair value of the Company’s GRAM holdings resulting from an increase in the market price of GRAM during the three months ended June 30, 2026, which resulted in an unrealized gain of $82,707, compared to an unrealized loss of $(87,928) during the three months ended March 31, 2026.

Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

The following is a comparison of our results of continuing operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change

Revenue	$18,021	$-	$18,021

Cost of Revenue	922	-	922

Gross margin	17,099	-	17,099

Operating expenses
Depreciation and amortization	4	17	(13)
General and administrative	20,305	2,173	18,132
Total operating expenses	20,309	2,190	18,119

Operating income (loss) from continuing operations	(3,210)	(2,190)	(1,020)

Other income (expense), net
Interest income	571	211	360
Unrealized gain (loss) on investments	-	121	(121)
Other income (expense), net	1	(1)	2
Net gain (loss) on fair value of Digital Assets	(5,145)	-	(5,145)
Total other income (expense), net	(4,573)	331	(4,904)

Net loss from continuing operations before income taxes	$(7,783)	$(1,859)	$(5,924)

Revenue

Revenue was $18,021 for the six months ended June 30, 2026, compared to no revenue for the six months ended June 30, 2025. The increase was attributable to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025. As a result, no comparable staking revenue was recognized during the prior-year comparable period.

Cost of Revenue

Cost of revenue was $922 for the six months ended June 30, 2026, as compared to $0 for the six months ended June 30, 2025. The increase was due to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025. As a result, no comparable cost of revenue was recognized during the prior-year comparable period.

Operating Expenses

Depreciation and amortization expenses were $4 for the six months ended June 30, 2026, as compared to $17 for the six months ended June 30, 2025.

General and administrative expenses for the six months ended June 30, 2026 were $20,305, as compared to $2,173 for the six months ended June 30, 2025, reflecting an increase of $18,132. During the period, the Company experienced a non-cash stock compensation charge related to the surrender of legacy RSUs amounting to $5,455 as part of remediating the Company’s historical equity incentive plan. Because those awards were not replaced concurrently with new awards, GAAP required the remaining unrecognized compensation expense to be recognized immediately upon their forfeiture. This was an accounting acceleration rather than an economic cost and had no impact on cash flows or shareholder equity.

General and administrative expenses excluding share-based compensation expense for the six months ended June 30, 2026 were $13,728 as compared to $1,537 for the six months ended June 30, 2025, reflecting an increase of $12,191. The increase in general and administrative expenses excluding share-based compensation expense is primarily due to an increase in amortization of advisory fees resulting from the Kingsway agreement of $2,939, increases in personnel costs of $2,852, legal fees of $2,476, advisory fees resulting from the Kingsway agreement of $1,533, directors’ and officers’ insurance of $826, professional fees of $646, asset custody fees of $228, and investor relations of $197.

Other Income (Expense), net

Other income (expense), net, was $(4,573) for the six months ended June 30, 2026, compared to $331 for the six months ended June 30, 2025. The change was primarily attributable to an unrealized loss of $(5,220) on the Company’s GRAM holdings resulting from a decline in the market price of GRAM during the period offset by a realized gain recorded on the sale of GRAM of $75.

Use of Non-GAAP Measures – Modified EBITDA

In addition to our results under generally accepted accounting principles (“GAAP”), we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus depreciation and amortization, share-based compensation, other (income) expense, net, income tax expense, net (gain) loss on fair value of Digital Assets, loss from discontinued operations, net of tax, and other non-recurring costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net income (loss)	$76,526	$(2,352)	$(14,426)	$(4,790)

Adjustments:
Depreciation and amortization	3	9	4	17
Share-based compensation	5,455	330	6,577	636
Other (income) expense, net	(2)	(39)	(1)	(120)
Income tax expense	2	1	2	1
Net (gain) loss on fair value of Digital Assets	(82,782)	-	5,145	-
Loss from discontinued operations, net of tax	7,007	1,218	6,641	2,930
Other non-recurring costs (a)	339	-	2,065	-

Total EBITDA adjustments	(69,978)	1,519	20,433	3,464
Modified EBITDA	$6,548	$(833)	$6,007	$(1,326)

(a) Represents severance and legal litigation costs.

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

Liquidity and Capital Resources

Overview

As of June 30, 2026 and December 31, 2025, we had the following balances of cash and cash equivalents, restricted cash, and unrestricted Gram holdings.

(in thousands)	June 30, 2026	December 31, 2025

Cash and cash equivalents	$28,805	$39,493
Restricted cash	169	169
Unrestricted Gram holdings	111,339	89,628
Total	$140,313	$129,290

Sources of Liquidity

We finance our operations with cash on hand and periodic sales of Gram. For the six months ended June 30, 2026, the Company sold Gram resulting in proceeds of $1,049. Further, the Company has the ability to sell shares in the open market through a current At the Market (“ATM”) sales agreement.

Equity Financings

On August 7, 2025, the Company completed a private investment in public equity (“PIPE”) with certain institutional investors (the “PIPE Subscribers”) pursuant to a subscription agreement. The PIPE included the sale of (i) 57,024,121 shares of common stock, par value $0.0001 per share, at a price of $9.51 per share, and (ii) pre-funded warrants to purchase up to 1,677,996 shares of common stock at a price of $9.5099 per warrant (together, the “Acquired Securities”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, is immediately exercisable, and remains outstanding until exercised in full. The PIPE generated gross proceeds of approximately $558,000, funded with a combination of cash, Gram, and USD-denominated stablecoins (USDC and USDT), before deducting placement agent fees and offering expenses. The Company incurred cash placement agent fees of $11,423 and offering expenses of $13,155. In addition, the placement agent equity fee consisted of 512,860 shares of common stock valued at $10,452.

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

Short-term and Long-term Liquidity Needs

As of June 30, 2026, our short-term and long-term liquidity needs include the following:

●	Short-term liquidity. Our short-term liquidity needs include working capital requirements and third-party software supporting our operations due within the next twelve months.

●	Long- term liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our operating leases of $46. These obligations are classified as long-term liabilities of discontinued operations in our condensed consolidated balance sheet.

We expect that our existing cash and cash equivalents will be sufficient to fund our operating plans for at least twelve months from the date of this Quarterly Report.

The following is a summary of our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities – continuing operations	$(10,640)	$(66)
Cash used in operating activities – discontinued operations	(1,120)	(3,290)
Cash provided by (used in) investing activities – continuing operations	1,047	(98)
Cash provided by (used in) investing activities – discontinued operations	26	(4,390)
Cash provided by in financing activities	-	4,582
Decrease in cash, cash equivalents, and restricted cash	$(10,687)	$(3,262)

Cash Flows – Operating

For the six months ended June 30, 2026, our cash flows used in operating activities for continuing operations amounted to $10,640, compared to cash flows used for the six months ended June 30, 2025 of $66. The prior-year comparable period included a non-recurring Employee Retention Credit (“ERC”) refund of approximately $1,724. Excluding this refund, cash used in operating activities from continuing operations for the six months ended June 30, 2025 would have been $1,790. The increase in cash used in operating activities for continuing operations in the current period primarily reflects higher operating expenses, legal and professional fees, and personnel costs.

Cash Flows – Investing

For the six months ended June 30, 2026, our cash flows provided by investing activities for continuing operations amounted to $1,047, compared to $98 used for the six months ended June 30, 2025. The increase was due to proceeds received from the sale of GRAM.

Cash Flows – Financing

For the six months ended June 30, 2026, our cash flows provided by financing activities amounted to $0, compared to $4,582 for the same period in 2025. This decrease was primarily a result of the Company having to raise capital in the prior year to assist in the funding of the Lyvecom acquisition in April 2025. No such need existed for the six months ended June 30, 2026.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. There have been no significant and material changes in our critical accounting estimates during the three months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC, including the Annual Report filed on March 31, 2026. The risk factors identified in our Annual Report have not changed in any material respect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

(a)	On July 20, 2026, the Company entered into an amendment (the “Amendment”) to the employment agreement with each of Kevin Wilson, the Company’s President and Chief Executive Officer, and Sarah Olsen, the Company’s Chief Financial Officer and Chief Operating Officer. Each Amendment provides that the executive is eligible to receive severance provided their employment is terminated by the Company without Cause or the employee resigns for Good Reason (as defined in the executive’s employment agreement) and eliminates the provision that such termination or resignation occur within 18 months following the effective date of the executive’s employment agreement.

(b)	None.

(c)	During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement between the Company and Ms. Kapustina, dated March 31, 2026 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 2, 2026).
10.2	Employment Agreement, dated April 16, 2026 between the Company and Kevin Wilson (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2026).
10.3	Amendment to 2019 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.4	TON Strategy Company 2026 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 001-38834) filed with the Securities and Exchange Commission on April 30, 2026).
10.5*	Amendment #1 to Employment Agreement, dated July 20, 2026, between the Company and Kevin Wilson.
10.6*	Amendment #1 to Employment Agreement, dated July 20, 2026, between the Company and Sarah Olsen.
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TON STRATEGY COMPANY

Date: August 11, 2026	By:	/s/ Kevin Wilson
Kevin Wilson
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Sarah Olsen
Sarah Olsen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

