Form 10-Q
period 2026-09-30
TON Strategy Co
filed 2026-11-13
CIK 1566610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 11, 2026, there were 55,593,355 shares of common stock, $0.0001 par value per share, outstanding.

TON STRATEGY COMPANY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (the “Quarterly Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations, financial performance or liquidity. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Such forward-looking statements include, but are not limited to, statements regarding our business strategy and planned growth, our expectation that we will continue to acquire GRAM and expand our digital asset treasury, and our expected sources of funds and cash runway.

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

● our ability to complete the wind-down of our legacy operations and the costs associated therewith;

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

● our financial results and the market price of our common stock may be affected by the price of GRAM, and the limited liquidity of GRAM, its concentration of trading on offshore exchanges, and certain contractual restrictions on our holdings may limit our ability to sell GRAM at its reported GAAP fair value, causing the realizable value of our holdings to differ materially from our reported book value;

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

2

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$25,302	$39,493
Restricted cash	19	169
ERC receivable	-	734
Prepaid expenses and other current assets – related parties	-	163
Prepaid expenses and other current assets	1,601	1,319
Assets of discontinued operations – current	2,504	486
Total current assets	29,426	42,364

Assets of discontinued operations – non-current	1,158	9,151
Long-lived assets, net	15	20
Intangible assets, net	24	30
GRAM - unrestricted	171,949	89,628
GRAM - restricted	176,509	267,181
Other non-current assets – related party	-	2,790

Total assets	$379,081	$411,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,802	$1,522
Accounts payable – related parties	1,603	269
Accrued expenses	800	558
Accrued officers’ compensation	1,025	245
Liabilities of discontinued operations - current	1,543	1,995

Total current liabilities	6,773	4,589

Long-term liabilities
Liabilities of discontinued operations - non-current	-	180
Total liabilities	6,773	4,769

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value, 400,000,000 shares authorized, 55,427,314 and 56,530,617 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	747,521	743,207
Accumulated deficit	(374,980)	(336,725)

Total stockholders’ equity in Ton Strategy Company	372,547	406,488
Non-controlling interests of discontinued operations	(239)	(93)

Total stockholders’ equity	372,308	406,395

Total liabilities and stockholders’ equity	$379,081	$411,164

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
GRAM	$8,804	$199	$20,951	$199
GRAM – related party	4,261	508	10,135	508
Total Revenue	13,065	707	31,086	707

Cost of revenue	701	23	1,623	23

Gross profit	12,364	684	29,463	684

Operating expenses
Depreciation and amortization	3	8	7	25
General and administrative – related parties	1,356	3,277	6,658	3,895
General and administrative	7,028	5,690	22,031	7,245
Total operating expenses	8,387	8,975	28,696	11,165

Operating income (loss) from continuing operations	3,977	(8,291)	767	(10,481)

Other income (expense), net
Interest income	369	289	940	500
Unrealized gain on investments	-	(121)	-	-
Other income (expense), net	(27,224)	120,359	(32,368)	120,358
Total other income (expense), net	(26,855)	120,527	(31,428)	120,858

Net income (loss) from continuing operations before income taxes	(22,878)	112,236	(30,661)	110,377

Income tax expense	-	14,404	2	14,405

Net income (loss) from continuing operations	(22,878)	97,832	(30,663)	95,972

Loss from discontinued operations, net of tax	(1,097)	(13,113)	(7,738)	(16,043)

Net income (loss)	(23,975)	84,719	(38,401)	79,929

Less: Net income (loss) attributable to non-controlling interests of discontinued operations	(7)	383	(146)	533

Net income (loss) attributable to Ton Strategy Company	(23,968)	84,336	(38,255)	79,396
Preferred dividends attributable to preferred shareholder	-	(67)	-	(152)
Deemed dividend due to redemption of Preferred Stock	-	(1,000)	-	(1,000)
Net income (loss) attributable to common shareholders	$(23,968)	$83,269	$(38,255)	$78,244
Income (loss) per share from continuing operations - basic	$(0.40)	$2.62	$(0.53)	$7.19
Income (loss) per share from continuing operations - diluted	$(0.40)	$2.62	$(0.53)	$7.18
Income (loss) per share from discontinued operations – basic	$(0.02)	$(0.39)	$(0.13)	$(1.33)
Income (loss) per share from discontinued operations – diluted	$(0.02)	$(0.39)	$(0.13)	$(1.33)
Income (loss) per share attributable to common shareholders - basic	$(0.42)	$2.23	$(0.66)	$5.86
Income (loss) per share attributable to common shareholders - diluted	$(0.42)	$2.23	$(0.66)	$5.85
Weighted average number of common shares outstanding – basic	57,236,910	37,262,322	57,881,153	13,352,515
Weighted average number of common shares outstanding – diluted	57,236,910	37,316,756	57,881,153	13,370,859

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended September 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of June 30, 2026	-	$-	56,530,617	$6	$749,784	$(351,012)	$(232)	$398,546
Repurchases of common stock	-	-	(1,786,928)	-	(5,738)	-	-	(5,738)
Fair value of vested restricted stock awards and stock options	-	-	683,625	-	3,475	-	-	3,475
Net income (loss)	-	-	-	-	-	(23,968)	(7)	(23,975)
Balance as of September 30, 2026	-	$-	55,427,314	$6	$747,521	$(374,980)	$(239)	$372,308

For the nine months ended September 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2025	-	$-	56,530,617	$6	$743,207	$(336,725)	$(93)	$406,395
Repurchases of common stock	-	-	(1,786,928)	-	(5,738)	-	-	(5,738)
Fair value of vested restricted stock awards and stock options	-	-	683,625	-	10,052	-	-	10,052
Net income (loss)	-	-	-	-	-	(38,255)	(146)	(38,401)
Balance as of September 30, 2026	-	$-	55,427,314	$6	$747,521	$(374,980)	$(239)	$372,308

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the three months ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of June 30, 2025	5,000	$5,000	1,417,955	$1	$206,498	$(192,119)	$(31)	$19,349
Sale of common stock from PIPE offering	-	-	57,536,981	5	533,417	-	-	533,422
Sale of common stock from public offerings	-	-	391,988	-	7,228	-	-	7,228
Repurchase of common stock	-	-	(1,984,072)	-	(14,327)	-	-	(14,327)
Fair value of common shares issued as payment for services	-	-	31,956	-	422	-	-	422
Fair value of vested restricted stock awards and stock options	-	-	1,695,713	-	14,710	-	-	14,710
Series D Preferred Shares redeemed for cash	(5,000)	(5,000)	-	-	-	(1,000)	-	(6,000)
Series D Preferred Stock dividend payment	-	-	-	-	-	(67)	-	(67)
Net income (loss)	-	-	-	-	-	84,336	383	84,719
Balance as of September 30, 2025	-	$-	59,090,521	$6	$747,948	$(108,850)	$352	$639,456

For the nine months ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Total
Balance as of December 31, 2024	-	$-	993,120	$1	$203,295	$(187,094)	$(181)	$16,021
Sale of common stock from PIPE offering	-	-	57,536,981	5	533,417	-	-	533,422
Sale of common stock from public offerings			391,988		7,228			7,228
Repurchase of common stock	-	-	(1,984,072)	-	(14,327)	-	-	(14,327)
Fair value of common shares issued as payment for services	-	-	31,956	-	422	-	-	422
Sale of Series D Preferred Shares	5,000	5,000	-	-	(300)	-	-	4,700
Shares issued in connection with acquisition	-	-	184,812	-	1,000	-	-	1,000
Fair value of vested restricted stock awards and stock options	-		1,935,736	-	17,213	-	-	17,213
Series D Preferred Shares redeemed for cash	(5,000)	(5,000)	-	-	-	(1,000)	-	(6,000)
Series D Preferred Stock dividend payment	-	-	-	-	-	(152)	-	(152)
Net income (loss)	-	-	-	-	-	79,396	533	79,929
Balance as of September 30, 2025	-	$-	59,090,521	$6	$747,948	$(108,850)	$352	$639,456

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025

Operating Activities:
Net income (loss)	$(38,401)	$79,929
Loss from discontinued operations, net of tax	7,738	16,043

Adjustments to reconcile net income (loss) to net cash used in operating activities, net of discontinued operations:
Depreciation and amortization	7	25
Share-based compensation	10,052	2,927
Income tax expense	2	14,405
Non-cash consideration received in the form of GRAM	(20,957)	(199)
Non-cash consideration received in the form of GRAM – related party	(11,692)	(508)
Non-cash transaction fees paid with Digital Assets	18	245
Realized (Gains) / Losses on Digital Assets	(214)	(259,775)
Unrealized (Gains) / Losses on Digital Assets	32,588	139,417

Effect of changes in assets and liabilities, net of discontinued operations:
Prepaid expenses and other non-current and current assets – related parties	2,953	(2,840)
Prepaid expenses and other current assets	(285)	(2,162)
ERC receivable	734	1,724
Accounts payable, accrued expenses, and accrued interest	702	360
Accounts payable, accrued expenses, and accrued interest - related parties	1,334	1,388
Net cash used in operating activities attributable to continuing operations	(15,421)	(9,021)
Net cash used in operating activities attributable to discontinued operations	(1,800)	(3,756)

Investing Activities:
Proceeds from sale of Digital Assets	8,608	-
Purchase of Digital Assets	-	(295,000)
Purchases of property and equipment	(15)	-
Purchases of investments – trading securities	-	(811)
Proceeds from sale of investments - trading securities	-	5,724
Purchases of intangible assets	-	(16)
Net cash provided by (used in) investing activities attributable to continuing operations	8,593	(290,103)
Net cash provided by (used in) investing activities attributable to discontinued operations	25	(4,404)

Financing Activities:
Proceeds from PIPE offering, net of offering costs	-	361,390
Proceeds from sale of common stock offerings	-	7,228
Repurchases of common stock	(5,738)	(14,327)
Proceeds from sale of preferred stock offering	-	5,000
Redemption of Series D - Preferred Stock	-	(6,152)
Payments for offering costs related to preferred stock offerings	-	(300)
Payments for deferred offering costs	-	(7)
Payment of note payable	-	(118)
Net cash provided by (used in) financing activities	(5,738)	352,714

Net change in cash, cash equivalents, and restricted cash	(14,341)	45,430

Cash, cash equivalents, and restricted cash - beginning of period	39,662	8,495

Cash, cash equivalents, and restricted cash - end of period	$25,321	$53,925

See accompanying notes to the condensed consolidated financial statements

TON STRATEGY COMPANY

Notes to Condensed Consolidated Financial Statements

For the Three and Nine months Ended September 30, 2026 and 2025

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

As of September 30, 2026, the Company utilizes two third-party custodians—BitGo Trust Company, Inc. and Blockchain.com (Cayman) Limited—to manage and stake its Gram holdings. While the Company’s staking agreements are governed directly through these custodians, the custodians may engage third-party service providers to operate validator or staking infrastructure on their behalf. All Gram staked by the Company is deployed through single-nominator validator pools and is not commingled with assets of other clients or participants. When chosen as validators by the TON network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them.

As of September 30, 2026, the Company had 232,865,523 units of GRAM staked on the TON blockchain. During the three and nine months ended September 30, 2026, the Company received staking rewards of 9,430,881 GRAM and 21,044,241 GRAM, respectively, and recognized staking revenue of $13,065 and $31,086, respectively.

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

On April 11, 2025, the Company, Lyvecom, Inc. (“Lyvecom”) and the Lyvecom Shareholders entered into a definitive Stock Purchase Agreement with respect to the Acquisition that incorporated the terms of the Binding Term Sheet (the “Purchase Agreement”). The Acquisition closed on April 11, 2025. The purchase price paid for the shares of capital stock of Lyvecom was $3,000 in cash, the repayment of $1,125 to certain investors in Lyvecom’s Simple Agreement for Future Equity (S.A.F.E.) instruments, the payment of $100 to a Lyvecom related party to satisfy an existing loan to Lyvecom, and the issuance of 184,812 restricted shares of the Company’s common stock (the “Restricted Shares”) having a value of $1,000 on the closing date based on a 30-day volume weighted average price of approximately $5.41 per share. The Restricted Shares were subject to a lock-up agreement and a leak-out agreement. The Purchase Agreement also provides for an earn-out payment to the Lyvecom Shareholders of up to an additional $3,000 in cash over a 24-month earn-out period based on Lyvecom’s achievement of various performance metrics.

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

On July 16, 2026, the Company announced the wind-down of its legacy social commerce and software operations inherited from Verb Technology Company including Market.live, Go Fund Yourself, and Lyvecom. As of September 30, 2026, substantially all business activities associated with these operations had ceased. Beginning with the quarter ended June 30, 2026, all of the results of these business activities have been reported as discontinued operations, see Note 6. On September 30, 2026, the Company agreed to pay the sellers of Lyvecom $500 pursuant to an earn-out agreement connected to the April 2025 acquisition of Lyvecom. See Note 13 - Subsequent Events.

As of September 30, 2026, the Company had cash and cash equivalents, restricted cash, and unrestricted GRAM holdings of $197,270.

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

As of June 30, 2026, the Company had met the criterion pursuant to ASC 205-20, Discontinued Operations, as a strategic shift from operating and managing a digital media business to operating and managing a crypto currency business has occurred due to the shutdown of the Company’s Global Digital Media Division. The shutdown of this division eliminates 2 of the 3 segments of the Company. As a result, there is only 1 segment remaining after this strategic shift. The Company’s condensed consolidated results of operations and statements of cash flows have been reclassified to reflect the presentation of discontinued operations. See Note 6 for details related to discontinued operations.

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

As of March 31, 2025, the Company had consolidated the results of Go Fund Yourself Show, LLC and Good Girl LLC as the Company had a 51% voting interest and the power to direct and control the activities of each of these entities. During 2025, the Company sold Good Girl LLC. As of September 30, 2026, the Company has consolidated the results of Go Fund Yourself Show, LLC as the Company has a 51% voting interest and the power to direct and control the activities of this entity. The equity interests of others who own less than 50% in Go Fund Yourself Show, LLC are reflected in the consolidated balance sheets as non-controlling interests. The portion of net income or loss attributable to others who own less than 50% are reflected as net income or loss attributable to non-controlling interests in the consolidated statements of income. As of September 30, 2026 and December 31, 2025, the non-controlling interest’s deficit was $239 and $93, respectively.

All of the financial results of Go Fund Yourself Show, LLC are classified as discontinued operations in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, and in its condensed consolidated statements of income and statements of cash flows for the three and nine months ended September 30, 2026 and 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of certain macroeconomic factors, including inflation, rising interest rates, and recessionary concerns, on its business and operations.

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

Segment Information

The Company operates as one reportable segment, TON. The chief operating decision maker is the Chief Executive Officer, who reviews operating results of the Company to allocate resources and assess performance.

Digital Assets

The Company’s digital assets are comprised of Gram. As of September 30, 2026, the Company held $348,458 of digital assets comprised of Gram which is in the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets at fair value. The Company reflects digital assets held at fair value on the consolidated balance sheets within the GRAM – unrestricted and GRAM – restricted line items. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Binance as the principal market. The activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of income within other income, net. Realized gains and losses from the derecognition of digital assets are included in other income, net in the consolidated statements of income. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures are included in Note 3 – Digital Asset Holdings. Sales and purchases of digital assets are reflected as cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

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

The Company evaluates the convertible notes receivable for impairment at each reporting period in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). The allowance for credit losses, if any, reflects management’s estimate of expected credit losses over the life of the instrument, based on historical experience, credit quality, and other relevant factors. As of September 30, 2026 and December 31, 2025, the allowance for long term credit losses balance was $369 and $310, respectively. See Note 6 – Discontinued Operations.

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

In connection with the Company’s decision to wind down and discontinue all business segments in the Global Digital Media Division, the Company recorded an impairment of $5,165 within loss from disposition of discontinued operations for the nine months ended September 30, 2026. See Note 6 – Discontinued Operations.

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

For the three and nine months ended September 30, 2026 and 2025, no dilutive potential shares of common stock were included in the computation of diluted net loss per share because their impact was anti-dilutive except for unvested restricted stock awards for the three and nine months ended September 30, 2025 as their inclusion are considered to have a dilutive impact on income per share from continuing operations. The number of unvested restricted stock units is considered outstanding as of the later of the beginning of the period or the grant date for diluted EPS computation purposes from continuing operations.

As of September 30, 2026, and 2025, the Company had total outstanding options of 24,084 and 31,251, respectively, outstanding warrants of 1,681,392 and 1,681,392, respectively, and outstanding restricted stock units of 2,884,699 and 137,021, respectively.

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

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the nine months ended September 30, 2026 and 2025:

	Nine months Ended September 30,
	2026	2025
The Company’s largest customers are presented below as a percentage of the aggregate

Revenues and Accounts receivable	No customers individually over 10% and in the aggregate	No customers individually over 10% and in the aggregate

The Company’s largest vendors are presented below as a percentage of the aggregate

Purchases	One vendor accounted for 14% of its purchases individually and in the aggregate	No vendors accounted for greater than 10% of its purchases individually and in the aggregate

Supplemental Cash Flow Information

	Nine months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1
Cash paid for income taxes attributable to continuing operations	$2	$1
Cash paid for income taxes attributable to discontinued operations	$21	$2

Supplemental disclosure of non-cash investing and financing activities attributable to continuing operations:
Non-cash contributions from PIPE in the form of digital assets	$-	$172,115
USDT used for purchases of GRAM	-	340,754
USDC used for purchase of USDT	-	28,936

Supplemental disclosure of non-cash investing and financing activities attributable to discontinued operations:
Settlement of accounts receivable with non-marketable equity securities	$-	$728
Issuance of common shares in connection with the purchase of Lyvecom	-	1,000
Addition of contingent liability recorded in connection with the purchase of Lyvecom	-	600

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

3. DIGITAL ASSET HOLDINGS

Digital Assets

The following table sets forth the units held, cost basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Units	Cost Basis	Fair Value

Balance, September 30, 2026
GRAM	235,126,342	$744,751	$348,458
Total	235,126,342	$744,751	$348,458

	Units	Cost Basis	Fair Value

Balance, December 31, 2025
GRAM	219,709,826	$730,740	$356,809
Total	219,709,826	$730,740	$356,809

Cost basis is equal to the cost of the digital assets inclusive of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the time of measurement (midnight UTC). Of the units of GRAM presented above 116,024,652 units are unrestricted and 119,101,690 units are subject to restriction. Refer to Note 13 – Subsequent Events for an update on the fair value of the units of GRAM held.

The following tables represent a reconciliation of GRAM – Unrestricted digital assets held at September 30, 2026:

For the three months ended September 30, 2026

Fair Value, June 30, 2026	$111,339
Receipt of GRAM from staking	13,720
Miscellaneous deposits	6
Proceeds received from sale of GRAM	(7,559)
Non-cash transaction fees	(6)
Vesting of locked GRAM	59,753
Realized gain, net	139
Unrealized loss	(5,443)

Fair Value, September 30, 2026	$171,949

For the nine months ended September 30, 2026

Fair Value, December 31, 2025	$89,628
Receipt of GRAM from staking	32,643
Miscellaneous deposits	6
Proceeds received from sale of GRAM	(8,608)
Non-cash transaction fees	(18)
Vesting of locked GRAM	64,730
Realized gain, net	214
Unrealized loss	(6,646)

Fair Value, September 30, 2026	$171,949

The receipts of GRAM from staking represent the rewards earned from staking activities. The sale of GRAM represents the Company’s sale of GRAM units during the period. The vesting of Locked GRAM represents restricted GRAM that vested during the period and was reclassified to unrestricted GRAM. During the three and nine months ended September 30, 2026, the Company recognized realized gains of $372 and $447, respectively, and realized losses of $233 for both periods, from the sale of unrestricted GRAM and the use of unrestricted GRAM to pay gas fees and transaction costs. During the three and nine months ended September 30, 2025, the Company recognized no realized gains or losses from the use of TON to pay gas fees and transaction costs. See Note 13 – Subsequent Events.

The following tables represent a reconciliation of GRAM – Restricted digital assets held at September 30, 2026:

For the three months ended September 30, 2026

Fair Value, June 30, 2026	$258,186
Vesting of locked GRAM	(59,753)
Unrealized loss	(21,924)

Fair Value, September 30, 2026	$176,509

For the nine months ended September 30, 2026

Fair Value, December 31, 2025	$267,181
Vesting of locked GRAM	(64,730)
Unrealized loss	(25,942)

Fair Value, September 30, 2026	$176,509

The vesting of Locked GRAM represents restricted GRAM that vested during the period and was reclassified to unrestricted GRAM. During the three and nine months ended September 30, 2026 and 2025, the Company recognized no realized gains or losses from the use of restricted GRAM to pay gas fees and transaction costs.

Restricted Digital Assets

The following table sets forth the fair value of unrestricted and restricted GRAM digital assets held, as shown on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

GRAM – Unrestricted	$171,949	$89,628
GRAM – Restricted	176,509	267,181
Total	$348,458	$356,809

Through contributions from the PIPE the Company received 18,007,358 units of GRAM subject to Locked GRAM vesting restrictions. See Note 12 – Related Party Transactions. The Locked GRAM is a smart contract mechanism on the TON blockchain. The smart contract includes a start time, a total duration, and a cliff period. The GRAM vests monthly on a 30-day cycle.

During the year ended December 31, 2025 the Company made purchases of 177,790,167 units of GRAM from two different parties subject to legal restrictions enforced through purchase agreements. The total lock-up period is four years for each purchase and commenced on July 31, 2025 and August 4, 2025. The GRAM is subject to an initial 12-month lock-up with 25% unlocked after the first year and the remaining 75% vesting ratably each month for the remaining 36 months. On November 3, 2025, restrictions on approximately 28,773,971 units of GRAM were lifted and those units are no longer subject to the lock-up period or vesting schedule.

Refer to Note 2 – Summary of Significant Accounting Policies and Supplemental Disclosures for discussion on fair value considerations of the restrictions.

Although the restricted units of GRAM are not eligible for trading or transfer, the restricted or Locked GRAM do not carry any restrictions regarding staking and all restricted GRAM can be staked by the Company to generate staking revenue. During the three and nine months ended September 30, 2026, 41,962,420 units and 45,418,358 units of restricted GRAM vested, respectively. The table below sets forth the units of GRAM that will vest during subsequent years:

Year ending	GRAM units to vest
2026	10,917,356
2027	43,669,472
2028	39,581,312
2029	24,933,550
Total units of GRAM to vest	119,101,690

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company invests its surplus funds in excess of operational and capital requirements in an overnight sweep account that is comprised of cash equivalents, with the objectives of delivering competitive returns while maintaining a high degree of liquidity.

A summary of our short-term investments are as follows:

	September 30, 2026	December 31, 2025

Equity securities	$-	$-
Bifurcated embedded derivative asset	770	-
Short-term investments	$770	$-

A summary of our long-term investments are as follows:

	September 30, 2026	December 31, 2025

Equity securities	$290	$714
Bifurcated embedded derivative asset	268	890
Long-term investments	$558	$1,604

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

Valuation Techniques

Bifurcated Embedded Derivative Assets

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date. The fair value of the embedded derivative was calculated using a with and without method at issuance and revalued at the end of the reporting period using a Monte Carlo simulation model that used various assumptions related to term of the underlying agreement, equity value of the issuer, expected volatility, risk-free interest rate, credit risk adjusted rate, and the probability, timing, size of the future qualified financing or non-qualified financing rounds. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s condensed consolidated statements of income will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $1,038 and $890 as of September 30, 2026 and December 31, 2025, respectively.

Issuer of Promissory Convertible Note	Measurement Date	Principal	Weighted- Average	Derivative Value	Valuation Technique

Customer A	September 30, 2025	45	38.2%	17.19	Monte Carlo Simulation
Customer B	September 30, 2025	60	21.8%	13.08	Monte Carlo Simulation
Customer C	September 30, 2025	60	26.8%	16.08	Monte Carlo Simulation
Weighted-Average Calculation		165	28.1%	46.35

Asset	Fair Value	Valuation Technique	Significant Unobservable Input	Input Value / Range	Weighted Average

Bifurcated Embedded Derivative —Promissory Convertible Notes	1,038	Monte Carlo Simulation	Discount Rate (Rd)	28%	28%
			Sale Multiplier	3.0x	3.0x
			Conversion Price Factor (Discount to Price)	72% of next-round price	72%
			Time to Maturity	24 months (from issuance)	Varied
			Risk-Free Interest Rate / Credit Spread	6% coupon; contract rate	N/A

Date	Total Transactions	Principal	Accrued Interest	Principal plus Accrued Interest	Valuation Technique

September 30, 2026	63	3,460	234	3,694	Monte Carlo Simulation

Financial instruments measured at fair value on a recurring basis as of September 30, 2026 are classified based on the valuation technique in the table below:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Digital assets
GRAM - unrestricted	$171,949	$-	$-	$171,949
GRAM - restricted	176,509	-	-	176,509
Total digital assets	$348,458	$-	$-	$348,458
Non-marketable equity securities
Non-marketable equity securities	$-	$-	$290	$290
Total non-marketable equity securities	$-	$-	$290	$290
Derivative assets
Bifurcated embedded derivative asset	$-	$-	$1,038	$1,038
Total derivative assets	$-	$-	$1,038	$1,038

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

5. OPERATING LEASES

On September 30, 2026, the Company terminated its only remaining real estate lease in exchange for a payment of $90 which approximated the remaining minimum amount of lease liability as of this date. The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months Ended September 30,
	2026	2025
Lease cost
Operating lease cost (included in loss from discontinued operations, net of tax in the Company’s statement of income)	$146	$227

Other information
Cash paid for amounts included in the measurement of lease liabilities	$216	$115
Weighted average remaining lease term – operating leases (in years)	-	1.78
Weighted average discount rate – operating leases	-	6.7%

	September 30, 2026	December 31, 2025
Operating leases
Right-of-use assets	$-	$131

Short-term operating lease liabilities	$-	$129
Long-term operating lease liabilities	-	80
Total operating lease liabilities	$-	$209

6. DISCONTINUED OPERATIONS

The assets and liabilities of discontinued operations were as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Assets:
Accounts receivable, net	$36	$439
Short-term investments (Note 4)	770	-
Convertible notes receivable, net	1,695	-
Prepaid expenses and other current assets	3	47
Assets of discontinued operations - current	$2,504	$486
Goodwill	-	5,165
Long-lived assets, net	-	369
Intangible assets, net	-	18
Long-term investments (Note 4)	558	1,604
Other non-current assets, primarily convertible notes receivable	600	1,995
Assets of discontinued operations - non-current	$1,158	$9,151
Liabilities:
Accounts payable	$193	$352
Contract liabilities	-	151
Accrued liabilities	850	863
Contingent liability related to acquisition – current (See Note 13)	500	500
Lease liabilities - current	-	129
Liabilities of discontinued operations - current	$1,543	$1,995
Contingent liability related to acquisition – non-current	-	100
Lease liabilities - non-current	-	80
Liabilities of discontinued operations - non-current	$-	$180

The following information presents the net revenues and major line items that comprise net loss of the Global Digital Media business for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

Net revenues	$69	$2,902

Cost of revenue, including software development amortization expense of $0 and $258, respectively	(11)	1,123

Gross profit	80	1,779

Depreciation and amortization	-	75
General and administrative expenses	782	15,121
Total operating expenses	782	15,196

Operating loss from discontinued operations	(702)	(13,417)

Other income (expense), net	(345)	304
Loss from disposition	(50)	-

Loss from discontinued operations before tax	(1,097)	(13,113)

Income tax expense	-	-

Loss from discontinued operations, net of tax	$(1,097)	$(13,113)

	Nine Months Ended September 30,
	2026	2025

Net revenues	$2,689	$6,330

Cost of revenue, including software development amortization expense of $0 and $765, respectively	1,286	2,588

Gross profit	1,403	3,742

Depreciation and amortization	29	173
General and administrative expenses	3,051	20,389
Total operating expenses	3,080	20,562

Operating loss from discontinued operations	(1,677)	(16,820)

Other income (expense), net	(37)	523
Loss from disposition	(6,023)	-

Loss from discontinued operations before tax	(7,737)	(16,297)

Income tax expense (benefit)	1	(254)

Loss from discontinued operations, net of tax	$(7,738)	$(16,043)

Included as part of general and administrative expense in the two tables above is share-based compensation amounting to $0 and $12,759 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $14,625 for the nine months ended September 30, 2026 and 2025, respectively.

7. COMMON STOCK

The Company’s common stock activity for the nine months ended September 30, 2026 was as follows:

Shares Issued for Vested Restricted Stock Units (RSUs)

On August 7, 2026, the Company issued 543,625 and planned to issue 212,500 shares of its common stock to its Chief Financial Officer and directors, respectively, associated with the vesting of Restricted Stock Units. However, only 140,000 shares were issued as 72,500 shares could not be administratively delivered to the recipient as of September 30, 2026. See Note 13 – Subsequent Events.

Repurchases of Common Stock

During the nine months ended September 30, 2026, the Company repurchased 1,786,928 shares of common stock pursuant to an at-the-market issuance purchase agreement, which resulted in payments of $5,738 to the purchaser.

8. RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the nine months ended September 30, 2026 is presented below.

		Weighted- Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2026	1,712,657	$7.67
Granted	3,520,500	3.51
Released	(683,625)	3.52
Forfeited and canceled	(1,664,833)	7.69
Outstanding at September 30, 2026	2,884,699	$3.57
Awards Vested at September 30, 2026	225,584	$4.25
Awards Non-Vested at September 30, 2026	2,659,115	$3.51

The total fair value of restricted stock units that vested during the nine months ended September 30, 2026 was $3,032. The total stock compensation expense recognized relating to the vesting of restricted stock units for the three and nine months ended September 30, 2026 and 2025 amounted to $3,475 and $14,144, and $10,052 and $16,397, respectively. Included in stock compensation expense for the nine months ended September 30, 2026 was a noncash charge of $5,455 recognized during the three months ended June 30, 2026 in connection with the Company’s remediation of its historical equity incentive plan. As previously disclosed, certain legacy restricted stock unit awards were cancelled by the Company without concurrent replacement, resulting in the immediate recognition of the remaining unrecognized compensation expense associated with those awards. As of September 30, 2026, the amount of unvested compensation related to issuances of restricted stock units was $8,884 which will be recognized as part of operating expense through May 2030.

RSU Grants for Officers and Directors

On August 27, 2026, the Company granted 337,500 restricted stock units to its directors. The restricted stock units vest on August 27, 2027. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $1,154, which is being amortized as share-based compensation expense over the vesting term.

On July 21, 2026, the Company granted 212,500 restricted stock units to its directors. The restricted stock units vested on August 7, 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $748, which was recognized as share-based compensation expense over the vesting term.

On July 21, 2026, the Company granted 1,302,500 restricted stock units to its Chief Financial Officer. Twenty-five percent of the restricted stock units vested on August 7, 2026, and one thirty-sixth of the remaining RSUs will vest on each subsequent monthly anniversary thereafter. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $4,585 which is being amortized as share-based compensation expense over the vesting term.

On July 21, 2026, the Company granted 218,000 restricted stock units to its Chief Financial Officer. The restricted stock units vested on August 7, 2026. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $767, which was recognized as share-based compensation expense over the vesting term.

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

On July 21, 2026, the Company granted 312,500 restricted stock units to an employee. Twenty-five percent of the restricted stock units vested on September 29, 2026, and one thirty-sixth of the remaining RSUs will vest on each subsequent monthly anniversary thereafter. These restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and had an aggregate grant date fair value of $1,100 which is being amortized as share-based compensation expense over the vesting term.

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

9. STOCK OPTIONS

A summary of option activity for the nine months ended September 30, 2026 is presented below.

		Weighted-	Weighted- Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2026	31,241	$71.29	3.52	$-
Granted	-	-	-	-
Forfeited	(7,157)	202.72	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2026	24,084	$33.74	3.09	$-

Vested at September 30, 2026	24,084	$33.74	3.09	$-

Exercisable at September 30, 2026	24,084	$33.74	3.09	$-

At September 30, 2026, the intrinsic value of the outstanding options was $0.

The total stock compensation expense recognized relating to the vesting of stock options for the three and nine months ended September 30, 2026 and 2025 amounted to $0 and $566, and $0 and $816, respectively.

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

10. STOCK WARRANTS

The Company has the following warrants outstanding as of September 30, 2026, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2026	1,681,392	$3.23	N/A	$3,339
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2026, all vested	1,681,392	$3.23	N/A	$6,343

At September 30, 2026 the intrinsic value of the outstanding warrants was $6,343.

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

11. COMMITMENTS AND CONTINGENCIES

Litigation

Meyerson Matter

The Company is currently in a dispute with a former employee of its predecessor Booth, Inc. who has interposed a breach of contract claim in which he alleges that in 2015 he was entitled to approximately $300 in unpaid bonus compensation. This former employee filed his complaint in the Superior Court of California for the County of Los Angeles on November 20, 2019, styled Meyerson v. Ton Strategy Company, et al. (Case No. 19STCV41816). The Company disputed the former employee’s claims and interposed several affirmative defenses, including that the claims are contradicted by documentary evidence, barred by the applicable statute of limitations, and barred by a written, executed release. On February 9, 2021, the former employee’s counsel filed a motion for summary judgment, or in the alternative, summary adjudication against the Company. On October 13, 2021, the California court issued an order (i) denying the former employee’s motion for summary judgment on his claims against the Company, but (ii) granting the former employee’s motion to dismiss the Company’s affirmative defenses, which ruling the Company contends was in error. Under the rules, the Company is precluded from appealing the dismissal of its affirmative defenses until after a trial. On August 29, 2023, after a bench trial at which the Company was precluded from introducing evidence of its affirmative defenses, the court found in favor of Plaintiff Meyerson; and judgment was entered in Meyerson’s favor in the amount of $584 which included interest. Meyerson’s counsel thereafter submitted an untimely request for attorney’s fees and costs which the Company has opposed. After due consideration, the Court awarded Meyerson’s counsel approximately $8 in counsel fees. After the trial, the Company filed a timely appeal from the judgment (Meyerson v. Ton Strategy Company (2023 2nd Appellate District) Case No.: B334777, seeking among other things, that the trial court’s finding be vacated and that the Company’s affirmative defenses be reinstated. In October 2024, the Company bonded the judgement preventing any enforcement or collection of the judgement while the appeal is pending. On July 31, 2026 the Company entered into a confidential settlement with Meyerson and the matter is now resolved. As of September 30, 2026, the bonded amount is recorded and included within restricted cash on the Company’s condensed consolidated balance sheet to allow for final bond claims. During October 2026, the remaining restricted cash account balance of $7 was remitted to the Company and the account was subsequently closed.

Graham Derivative Action

On April 2, 2026, a shareholder derivative action, captioned Graham v. Stotz, et. al., No. A-26-943141-C, was filed in Clark County, Nevada, district court against current and former members of the Company’s board of directors as defendants and the Company as a nominal defendant. The plaintiff, suing derivatively on behalf of the Company, alleges that the Company’s directors breached their fiduciary duties, waste, and unjust enrichment by causing the Company to enter into an advisory services agreement with Kingsway Capital Partners Limited (“Kingsway”) and awarding excessive compensation to current and former directors, and that, as a result, the Company has suffered damages. The complaint seeks on behalf of the Company compensatory damages, disgorgement, restitution, and equitable and injunctive relief. On July 27, 2026, defendants filed motions to dismiss. On August 17, 2026, the plaintiff amended his complaint to remove the former members of the board as defendants and, on September 18, 2026, the remaining defendants filed renewed motions to dismiss, which are currently pending resolution by the court.

TOMS Capital Investment Management LP Lawsuit

On July 30, 2026, a complaint was filed in New York Supreme Court by certain investors for which TOMS Capital Investment Management LP is an investment advisor, against the Company, Kingsway and the Company’s Executive Chairman, Manuel Stotz. The complaint alleges that defendants made misrepresentations and breached subscription agreements in connection with the Company’s August 2025 private investment in public equity (“PIPE”), including with respect to an advisory services agreement with Kingsway and the Company’s compliance with Nasdaq listing requirements. The complaint asserts claims for breach of contract and rescission against the Company and tortious interference of contract against Kingsway and Stotz. The complaint seeks a preliminary and permanent injunction enjoining the Company from using PIPE proceeds to make further payments under the advisory services agreement, along with compensatory damages, punitive damages, rescission of the subscription agreements, and attorneys’ fees and costs. On July 31, 2026, the plaintiffs filed a motion for an order to show cause. seeking a preliminary injunction. On August 20, 2026, plaintiffs withdrew the order to show cause, and the court entered an order stating that the plaintiffs’ order to show cause had been withdrawn. On September 23, 2026, the Company filed a motion to dismiss the claims asserted against it in the complaint, and Kingsway and Stotz filed a motion to dismiss the claim asserted against them in the complaint. On October 21, 2026, the plaintiffs filed an omnibus opposition to the motions to dismiss. The Company is unable to estimate a possible loss or range of possible losses in connection with this proceeding.

The Company knows of no material proceedings in which any of its directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company believes it has adequately reserved for all litigation within its financial statements that are reasonably estimable.

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

Board of Directors

The Company has committed an aggregate of $675 in board fees to its four independent board members over the term of their appointment for services to be rendered. Board fees are accrued and paid monthly. The members will serve on the board until the annual meeting for the year in which their term expires or until their successors have been elected and qualified.

Total board fees expensed during the three and nine months ended September 30, 2026 and 2025 amounted to $145 and $134, and $414 and $429, respectively.

12. RELATED PARTY TRANSACTIONS

Advisory Services Agreement

On August 7, 2025, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Kingsway, a firm controlled by Manuel Stotz, the Company’s Executive Chairman of the Board of Directors. Pursuant to the Advisory Services Agreement, Kingsway provides advisory and consulting services related to the expansion and diversification of the Company’s business its TON Treasury Strategy. In consideration for these services, the Company agreed to pay Kingsway, (i) a one-time set-up fee having a notional value of $3,000 and (ii) an annual advisory fee equal to 2.0% of the Company’s market capitalization payable in 12 monthly installments. Payments may be made in either Gram or cash, as mutually agreed between the parties. If paid in Gram, the amount due is determined based on the weighted-average Gram execution price as of the last day of each month. The Company will also reimburse Kingsway for reasonable out-of-pocket expenses incurred in connection with the services provided. The Advisory Services Agreement has an initial 20-year term and may be renewed for successive one-year periods upon mutual agreement, unless earlier terminated. The Company capitalized the one-time set-up fee as a prepaid asset and is amortizing over the contractual term of the agreement. For the three and nine months ended September 30, 2026, the Company recognized amortization expense of $0 and $2,939, respectively, related to the one-time set-up fee and advisory fee expense of $299 and $1,832, respectively, related to the monthly installments of the annual advisory fee. For the three and nine months ended September 30, 2025, the Company recognized amortization expense of $23 and advisory fee expense of $1,940 in each period related to the Advisory Services Agreement. Transactions with Kingsway are considered related party transactions due to the control relationship with the Company’s Executive Chairman.

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

Blockchain.com Agreements

On July 31, 2025, the Company entered into a master custody agreement with Blockchain.com pursuant to which Blockchain.com has custody of digital assets held by the Company and executes digital asset transactions on behalf of the Company. Manuel Stotz, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer of Kingsway serves as director on the Board of Directors of Blockchain.com PLC, Blockchain.com’s parent company (“Blockchain Parent”), and entities affiliated with Kingsway hold an approximate 9% ownership in Blockchain Parent. Nicholas Cary currently sits on the Board of Directors of TON Strategy Company and is co-founder and serves as Vice Chairman and an employee of Blockchain Parent and holds an approximate 3% ownership interest in Blockchain Parent.

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

Pursuant to the master custody agreement, the Company incurred aggregate custody fees, staking service fees, and staking rewards fees of $703 and $1,700 for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company incurred aggregate custody fees, staking service fees, and staking rewards fees of $700 in each period.

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2026, the date these financial statements are available to be issued. The Company believes there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Lyvecom Earn-Out Agreement Payment

On October 28, 2026, the Company paid $500 to the sellers of Lyvecom pursuant to an earn-out agreement.

GRAM Fair Value

As of November 11, 2026, the 235,126,342 units of GRAM held by the Company as of September 30, 2026 had a fair value of $268,044.

Liquidations of GRAM

From October 1, 2026 to November 12, 2026, the Company sold 2,000,000 units of GRAM for aggregate cash proceeds of $2,320.

Issuances of Common Stock

Subsequent to September 30, 2026, the Company issued 81,406 and 84,635 shares of its common stock to its Chief Financial Officer and an employee, respectively, associated with the vesting of Restricted Stock Units.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of our company for the three- and nine-month periods ended September 30, 2026 and 2025 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical fact and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to business decisions, are subject to change. These uncertainties and contingencies can cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of September 30, 2026, the Company had 232,865,523 units of GRAM staked on the TON blockchain. During the three and nine months ended September 30, 2026, the Company received staking rewards of 9,430,881 GRAM and 21,044,241 GRAM, respectively, and recognized staking revenue of $13,065 and $31,086, respectively.

In April 2026, The Open Network implemented upgrades to its TON Virtual Machine (TVM), the network’s execution layer, and Catchain 2.0, its consensus mechanism, enhancing overall network efficiency and validation throughput. The Company, in coordination with its service providers, was well positioned to benefit from improved staking yields associated with these changes. Gross staking yield increased to 4.09% for the three months ended September 30, 2026 from 0.99% for the three months ended March 31, 2026, primarily due to the TVM and network consensus upgrades.

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

Results of Operations

Three Months Ended September 30, 2026 as Compared to the Three Months Ended September 30, 2025

The following is a comparison of our results of continuing operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change

Revenue	$13,065	$707	$12,358

Cost of Revenue	701	23	678

Gross profit	12,364	684	11,680

Operating expenses
Depreciation and amortization	3	8	(5)
General and administrative	8,384	8,967	(583)
Total operating expenses	8,387	8,975	(588)

Operating income (loss) from continuing operations	3,977	(8,291)	12,268

Other income (expense), net
Interest income	369	289	80
Unrealized gain (loss) on investments	-	(121)	121
Other income (expense), net	4	1	3
Net gain (loss) on fair value of Digital Assets	(27,228)	120,358	(147,586)
Total other income (expense), net	(26,855)	120,527	(147,382)

Net income (loss) from continuing operations before income taxes	$(22,878)	$112,236	$(135,114)

Revenue

Revenue was $13,065 for the three months ended September 30, 2026, as compared to $707 for the three months ended September 30, 2025. The increase was due to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025.

Cost of Revenue

Cost of revenue was $701 for the three months ended September 30, 2026, as compared to $23 for the three months ended September 30, 2025. The increase was due to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025.

Operating Expenses

Depreciation and amortization expenses were $3 for the three months ended September 30, 2026, as compared to $8 for the three months ended September 30, 2025.

General and administrative expenses for the three months ended September 30, 2026, were $8,384, as compared to $8,967 for the three months ended September 30, 2025, reflecting a decrease of $(583), or (7)%.

General and administrative expenses excluding share-based compensation expense for the three months ended September 30, 2026, were $4,909 as compared to $6,677 for the three months ended September 30, 2025, reflecting a decrease of $(1,768), or (26)%. The decrease was primarily driven by decreases in advisory fees related to the Kingsway agreement of $(1,666), in conference and events of $(522), in custody fees of $(290), in outside contractor costs of $(247) and in transaction fees of $(236). These favorable variances were partially offset by increases in legal fees of $795 mainly due to outstanding litigation matters, in software costs of $164, in directors & officers insurance of $145 due to full period of expense as compared to prior year, and in personnel-related costs of $135.

Other Income (Expense), net

Other income (expense), net, was $(26,855) for the three months ended September 30, 2026. The amount was primarily attributable to a net loss on fair value of Digital Assets of $(27,228) on the Company’s GRAM holdings resulting from a decrease in the fair value of GRAM during the period.

Three Months Ended September 30, 2026 as Compared to the Three Months Ended June 30, 2026

The following is a comparison of our results of continuing operations for the three months ended September 30, 2026 and June 30, 2026 (in thousands):

	Three Months Ended,
	September 30, 2026	June 30, 2026	Change

Revenue	$13,065	$15,019	$(1,954)

Cost of Revenue	701	766	(65)

Gross profit	12,364	14,253	(1,889)

Operating expenses
Depreciation and amortization	3	3	-
General and administrative	8,384	13,771	(5,387)
Total operating expenses	8,387	13,774	(5,387)

Operating income from continuing operations	3,977	479	3,498

Other income (expense), net
Interest income	369	272	97
Other income (expense), net	4	2	2
Net gain (loss) on fair value of Digital Assets	(27,228)	82,782	(110,010)
Total other income (expense), net	(26,855)	83,056	(109,911)

Net income (loss) from continuing operations before income taxes	$(22,878)	$83,535	$(106,413)

Revenue

Revenue was $13,065 for the three months ended September 30, 2026, compared to $15,019 for the three months ended June 30, 2026. The decrease of $(1,954), or (13)%, was primarily attributable to a decrease in the price of Gram during the three months ended September 30, 2026.

Cost of Revenue

Cost of revenue was $701 for the three months ended September 30, 2026, as compared to $766 for the three months ended June 30, 2026. The cost of revenue decrease of $(65), or (8)%, is consistent with the revenue decrease of (13)%. The gross profit for the three months ended September 30, 2026 and the three months ended June 30, 2026 remained constant at 95%.

Operating Expenses

Depreciation and amortization expenses were $3 for the three months ended September 30, 2026, as compared to $3 for the three months ended June 30, 2026.

General and administrative expenses were $8,384 for the three months ended September 30, 2026, as compared to $13,771 for the three months ended June 30, 2026, reflecting a decrease of $(5,387), or (39)%.

General and administrative expenses excluding share-based compensation expense for the three months ended September 30, 2026 were $4,909 as compared to $8,316 for the three months ended June 30, 2026, reflecting a decrease of $(3,407) or (41)% primarily due to decreases in monthly advisory fees resulting from the Kingsway agreement of $(3,435), in personnel costs of $(1,021), and in professional services of $(295) partially offset by increases in legal fees of $1,321 mainly due to outstanding litigation matters and in software costs of $161.

Other Income (Expense), net

Other income (expense), net, was $(26,855) for the three months ended September 30, 2026. The amount was primarily attributable to a net loss on fair value of Digital Assets of $(27,228) on the Company’s GRAM holdings resulting from a decrease in the fair value of GRAM during the period.

Nine Months Ended September 30, 2026 as Compared to the Nine Months Ended September 30, 2025

The following is a comparison of our results of continuing operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change

Revenue	$31,086	$707	$30,379

Cost of Revenue	1,623	23	1,600

Gross profit	29,463	684	28,779

Operating expenses
Depreciation and amortization	7	25	(18)
General and administrative	28,689	11,140	17,549
Total operating expenses	28,696	11,165	17,531

Operating income (loss) from continuing operations	767	(10,481)	11,248

Other income (expense), net
Interest income	940	500	440
Other income (expense), net	6	-	6
Net gain (loss) on fair value of Digital Assets	(32,374)	120,358	(152,732)
Total other income (expense), net	(31,428)	120,858	(152,286)

Net loss from continuing operations before income taxes	$(30,661)	$110,377	$(141,038)

Revenue

Revenue was $31,086 for the nine months ended September 30, 2026, compared to $707 for the nine months ended September 30, 2025. The increase was attributable to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025.

Cost of Revenue

Cost of revenue was $1,623 for the nine months ended September 30, 2026, as compared to $23 for the nine months ended September 30, 2025. The increase was due to staking revenue recognized from the Company’s GRAM staking activities, which commenced during the three months ended September 30, 2025.

Operating Expenses

Depreciation and amortization expenses were $7 for the nine months ended September 30, 2026, as compared to $25 for the nine months ended September 30, 2025.

General and administrative expenses for the nine months ended September 30, 2026 were $28,689, as compared to $11,140 for the nine months ended September 30, 2025, reflecting an increase of $17,549.

General and administrative expenses excluding share-based compensation expense for the nine months ended September 30, 2026, were $18,637 as compared to $8,213 for the nine months ended September 30, 2025, reflecting an increase of $10,424. The increase in general and administrative expenses excluding share-based compensation expense is primarily due to increases in legal fees of $3,271 mainly due to outstanding litigation matters, in personnel-related costs of $2,989, in monthly advisory fees resulting from the Kingsway agreement of $2,794, in directors & officers insurance of $971, in professional services of $518, in compliance costs of $321, in investor relation costs of $254, all partially offset by decreases in conferences and events of $(522) and in transaction fees of $(236).

Other Income (Expense), net

Other income (expense), net, was $(31,428) for the nine months ended September 30, 2026. The amount was primarily attributable to a net loss on fair value of Digital Assets of $(32,374) on the Company’s GRAM holdings resulting from a decrease in the fair value of GRAM during the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net income (loss)	$(23,975)	$84,719	$(38,401)	$79,929

Adjustments:
Depreciation and amortization	3	8	7	25
Share-based compensation	3,475	2,290	10,052	2,927
Other (income) expense, net	(4)	120	(6)	-
Income tax expense	-	14,404	2	14,405
Net (gain) loss on fair value of Digital Assets	27,228	(120,358)	32,374	(120,358)
Loss from discontinued operations, net of tax	1,097	13,113	7,738	16,043
Other non-recurring costs (a)	1,727	900	3,792	900

Total EBITDA adjustments	33,526	(89,523)	53,959	(86,058)
Modified EBITDA	$9,551	$(4,804)	$15,558	$(6,129)

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

Liquidity and Capital Resources

Overview

As of September 30, 2026 and December 31, 2025, we had the following balances of cash and cash equivalents, restricted cash, and unrestricted Gram holdings.

(in thousands)	September 30, 2026	December 31, 2025

Cash and cash equivalents	$25,302	$39,493
Restricted cash	19	169
Unrestricted Gram holdings	171,949	89,628
Total	$197,270	$129,290

Sources of Liquidity

We finance our operations with cash on hand and periodic sales of unrestricted Gram holdings. For the nine months ended September 30, 2026, the Company sold Gram resulting in proceeds of $8,608. Further, the Company has the ability to sell shares in the open market through a current At the Market (“ATM”) sales agreement.

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

Short-term and Long-term Liquidity Needs

As of September 30, 2026, our short-term and long-term liquidity needs include the following:

●	Short-term liquidity. Our short-term liquidity needs include working capital requirements supporting our operations due within the next twelve months.

●	Long- term liquidity. Beyond the next 12 months, our long-term cash needs include working capital requirements.

We expect that our existing cash and cash equivalents will be sufficient to fund our operating plans for at least twelve months from the date of this Quarterly Report.

Cash Flows

The following is a summary of our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities – continuing operations	$(15,421)	$(9,021)
Cash used in operating activities – discontinued operations	(1,800)	(3,756)
Cash provided by (used in) investing activities – continuing operations	8,593	(290,103)
Cash provided by (used in) investing activities – discontinued operations	25	(4,404)
Cash provided by (used in) financing activities	(5,738)	352,714
Increase (decrease) in cash, cash equivalents, and restricted cash	$(14,341)	$45,430

Cash Flows – Operating

For the nine months ended September 30, 2026, our cash flows used in operating activities for continuing operations amounted to $(15,421), compared to cash flows used for the nine months ended September 30, 2025 of $(9,021). The increase in cash used in operating activities for continuing operations in the current period primarily reflects higher legal fees and personnel costs.

Cash Flows – Investing

For the nine months ended September 30, 2026, our cash flows provided by (used in) investing activities for continuing operations amounted to $8,593 compared to $(290,103) used for the nine months ended September 30, 2025. The increase was due to proceeds received from the sale of GRAM and the impact from the prior year PIPE financing transaction that occurred in August 2025.

Cash Flows – Financing

For the nine months ended September 30, 2026, our cash flows provided by (used in) financing activities amounted to $(5,738), compared to $352,714 for the same period in 2025. The decrease was primarily due to the impact from the prior year PIPE financing transaction that occurred in August 2025.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. There have been no significant and material changes in our critical accounting estimates during the three months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of our common stock by the Company and its affiliated purchasers made during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	1,325,628	$3.26	1,325,628	$225,135,818
August 1, 2026 to August 31, 2026	461,300	$3.01	461,300	$223,746,489
September 1, 2026 to September 30, 2026	-	$-	-	$223,746,489
Total	1,786,928		1,786,928

(1)	Includes 1,786,928 shares of our common stock repurchased pursuant to the Open Market Share Repurchase Agreement dated as of September 5, 2025. As of September 30, 2026, the approximate dollar value of shares yet to be purchased under this agreement excludes any broker commissions paid resulting from share buybacks occurring since September 5, 2025.
(2)	Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Advisory Services Agreement, dated August 7, 2025 by and between Verb Technology Company, Inc. and Kingsway Capital Limited (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2026).
10.2	Amendment #1 to Employment Agreement, dated July 20, 2026, between the Company and Kevin Wilson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2026).
10.3	Amendment #1 to Employment Agreement, dated July 20, 2026, between the Company and Sarah Olsen (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2026).
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TON STRATEGY COMPANY

Date: November 13, 2026	By:	/s/ Kevin Wilson
Kevin Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Sarah Olsen
Sarah Olsen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

